Form 10-Q
period 1996-03-31
BUCKEYE CELLULOSE CORP
filed 1996-05-15
CIK 899597

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3-31-96

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 33-60032

                          Buckeye Cellulose Corporation

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     62-1518973

Buckeye Cellulose Corporation
1001 Tillman Street
Memphis, TN 38112
901-320-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days. Yes X__ No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                 Outstanding

                  Common Stock          21,407,223

                                      INDEX

                          BUCKEYE CELLULOSE CORPORATION

                                                                            PAGE
                                                                            ----

PART I--FINANCIAL INFORMATION:

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 31, 1996 and June 30, 1995  3

Condensed Consolidated Statements of Income for the Three Months Ended

         March 31, 1996 and 1995; Nine Months Ended March 31, 1996 and 1995   4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

         March 31, 1996 and 1995                                              5

Notes to Condensed Consolidated Financial Statements                          6


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10


PART II--OTHER INFORMATION:

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K                                     12


SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

                          BUCKEYE CELLULOSE CORPORATION

                      Condensed Consolidated Balance Sheets

                                               March 31,        June 30,
                                                 1996            1995
                                              -----------     -----------
                                              (Unaudited)
                                                      (In Thousands)

Assets
Current assets:
    Cash and cash equivalents                  $      -      $  11,789
    Short-term investments                        2,900          9,706
    Accounts receivable, net                     48,900         44,067
    Inventories                                  90,581         61,947
    Deferred income taxes and other               8,466          3,071
                                              ------------  -------------
Total current assets                            150,847        130,580

Property, plant and equipment                   292,971        282,171
Less allowance for depreciation                 (50,382)       (54,072)
                                              ------------  -------------
                                                242,589        228,099

Deferred debt costs and other                    14,929         20,377
                                              ============  =============
                                               $408,365       $379,056
                                              ============  =============
Liabilities and shareholders' equity
Current liabilities:

    Accounts payable                          $  18,305      $  15,596
    Accrued expenses                             31,515         29,377
    Notes payable                                     -          8,500
                                              ------------  -------------
Total current liabilities                        49,820         53,473

Noncurrent liabilities:

    Long-term debt                              197,364        166,202
    Deferred income taxes                        16,450          5,848
    Accrued postretirement employee benefits     12,802         12,400
    Other                                         4,321          4,408
    Minority interest                                 -         52,104

Shareholders' equity:

    Common stock                                    214              4
    Additional paid-in capital                   58,807         45,233
    Retained earnings                            68,587         39,384
                                              ------------  -------------
                                                127,608         84,621
                                              ------------  -------------

                                               $408,365       $379,056
                                              ============  =============

See accompanying notes.

                         PART I - FINANCIAL INFORMATION

                          BUCKEYE CELLULOSE CORPORATION

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                   Three Months Ended                       Nine Months Ended
                                                        March 31,                               March 31,

                                                 1996               1995                 1996              1995
                                             --------------------------------        --------------------------------
                                                     (In thousands,                          (In thousands,
                                                   except share data)                      except share data)
Net sales                                     $   113,246       $   104,231           $   338,825       $   301,318
Cost of goods sold                                 78,866            78,417               237,149           230,247
                                             --------------------------------        --------------------------------
Gross margin                                       34,380            25,814               101,676            71,071
Selling, research and administrative
   expenses                                         6,376             5,267                18,497            16,446
                                             --------------------------------        --------------------------------
Operating income                                   28,004            20,547                83,179            54,625
Net interest expense and amortization
   of debt costs                                    4,318             5,120                12,784            16,510
Other                                                  51               154                   372               462
Minority interest                                       -             6,488                16,628            14,881
Secondary offering costs                              161                                   1,335
                                             --------------------------------        --------------------------------
Income before income taxes and
   extraordinary loss                              23,474             8,785                52,060            22,772

Income taxes                                        7,961             3,193                18,908             8,308
                                             --------------------------------        --------------------------------
Income before extraordinary loss                   15,513             5,592                33,152            14,464

Extraordinary loss, net of tax benefit                721                                   3,949
                                             --------------------------------        --------------------------------
Net income                                    $    14,792       $     5,592           $    29,203       $    14,464
                                             ===============================        ================================


Earnings per share:

   Income before extraordinary loss           $      0.72                             $      1.58
   Extraordinary loss, net of tax
     benefit                                        (0.03)                                  (0.19)
                                             --------------                          --------------
   Net income per share                       $      0.69                             $      1.39
                                             ==============                          ==============

Weighted average shares outstanding            21,407,223                              21,014,032
                                             ==============                          ==============


See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                          BUCKEYE CELLULOSE CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                           1996                          1995
                                                                    --------------------          -------------------
                                                                                     (In Thousands)
Operating activities
Net income                                                           $     29,203                 $     14,464
Adjustments  to  reconcile   net  income  to  net
 cash  provided  by  operating  activities:

      Extraordinary loss, net of tax benefit                                3,949                            -
      Minority interest                                                    16,628                       14,881
      Depreciation                                                         18,127                       17,874
      Amortization of debt costs and other                                  2,268                        3,580
      Deferred income taxes                                                 3,329                        2,828
      Changes in operating assets and liabilities:
         Accounts receivable                                               (4,833)                      (5,551)
         Inventories                                                      (28,634)                       9,542
         Other assets                                                      (3,479)                      (1,706)
         Accounts payable and other liabilities                             5,634                        5,576
                                                                    --------------------          -------------------
Net cash provided by operating activities                                  42,192                       61,488

Investing activities
Purchase of minority interest in Buckeye Florida, L.P.                    (62,078)                           -
Net purchases of property, plant and equipment                            (22,334)                     (20,713)
Other                                                                       6,120                         (503)
                                                                    --------------------          -------------------
Net cash used in investing activities                                     (78,292)                     (21,216)

Financing activities

Net proceeds from sale of common stock                                     13,149                           81
Net proceeds from revolving line of credit and
   long-term debt                                                         207,439                            -
Payments to redeem revolving line of credit,
   long-term debt and other                                              (189,181)                     (28,245)
Payments for debt issuance costs                                           (5,506)                           -
Partners' capital distributions to minority interest                       (1,590)                      (2,838)
                                                                    --------------------          -------------------
Net cash provided by (used in) financing activities                        24,311                      (31,002)
                                                                    --------------------          -------------------

Increase (decrease) in cash and cash equivalents                          (11,789)                       9,270
Cash and cash equivalents at beginning of period                           11,789                        7,101
                                                                    --------------------          -------------------

Cash and cash equivalents at end of period                           $                            $     16,371
                                                                                -
                                                                    ====================          ===================

See accompanying notes.

PART I:   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Buckeye Cellulose Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The financial statements at and for the period ended March 31, 1995 are combined consolidated financial statements of Buckeye Cellulose Corporation, Buckeye Florida Corporation, and Buckeye Partners. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's Registration Statements on Form S-1 (Registration numbers 33-97836 and 33-97840) under the Securities Act of 1933 as effective with Securities and Exchange Commission on November 21, 1995. Historical net income per share has not been presented as it is not considered relevant to the combined consolidated financial statements for the quarter and nine months ended March 31, 1995.

NOTE B--BUSINESS COMBINATION

On November 28, 1995, shareholders of Buckeye Florida Corporation exchanged all of their outstanding common stock for common stock of Buckeye Cellulose Corporation and Buckeye Florida Corporation became a wholly-owned subsidiary of Buckeye Cellulose Corporation. All periods presented have been restated to reflect this combination of equity interests. Concurrently, the Company exercised an option to acquire Procter & Gamble Cellulose Company's (P&GCC) 50% limited partnership interest in Buckeye Florida, Limited Partnership (BFLP), of which Buckeye Florida Corporation is the general partner, for $62.1 million in cash, plus assumed liabilities. This acquisition has been recorded using the purchase method of accounting. The allocation of the purchase price is based on the respective fair value of assets and liabilities at the date of acquisition based on an independent appraisal. The purchase included at fair value current assets of $45.6 million, property, plant and equipment of $93.8 million, the assumption of current liabilities of $17.3 million, non-current liabilities of $6.5 million and long-term debt of $46.9 million. The operations of BFLP are consolidated in the accompanying financial statements and the 50% limited partnership interest is recorded as minority interest prior to November 28, 1995, the date of acquisition. The charge to minority interest was discontinued at November 28, 1995, the date of acquisition of the P&GCC 50% limited partnership interest.

The following unaudited pro forma results of operations assume the acquisition of the P&GCC limited partnership interest in BFLP (and the combination of equity interests of Buckeye Florida Corporation with the Company) occurred as of the beginning of the periods presented, excluding the impact on interest expense and certain other costs, which are immaterial to the operation of the Company:

                                                 Nine Months Ended
                                                     March 31,

                                            1996                    1995
                                     -------------------------------------------
                                       (In thousands, except per share data)

Net sales                                 $338,825                $301,318
Operating income                            83,179                  54,625
Income before extraordinary loss            43,741                  23,917
Net income                                  39,792                  23,917
Earnings per common share:

    Income before extraordinary loss          2.08
    Net income                                1.89

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C--INVENTORIES

The components of inventory consist of the following:

                                    March 31,                  June 30,
                                       1996                      1995

                             --------------------------------------------------
                                               (In thousands)

Raw materials                       $  13,867                 $    9,317
Finished goods                         62,244                     36,887
Storeroom and other supplies           14,470                     15,743
                             ==================================================
                                    $  90,581                  $  61,947
                             ==================================================


NOTE D--LONG TERM DEBT

The Company completed a public offering of $150 million principal amount of 8 1/2% Senior Subordinated Notes due December 15, 2005 (the "Notes") during November 1995, which were sold for 99.626% of their principal amount. The Company also entered into a new credit facility providing for borrowings up to $135 million of which $56 million was borrowed at closing of the transactions described in Note B. During the quarter ended March 31, 1996, borrowings under the credit facility were reduced by $15 million through application of cash provided by operating activities. The new credit facility matures November 28, 2000, and beginning in 1998 availability reduces by $3.75 million per quarter. Borrowings under the new credit facility bear interest at the lender's prime, LIBOR plus a spread, or money market based rate, at the option of the Company. Under the terms of both the Notes and new credit facility, the Company is required to comply with certain covenants including minimum net worth, interest coverage ratio and limitations on levels of indebtedness.

The proceeds were used to repay $90 million of outstanding loans from Procter & Gamble, purchase P&GCC's interest in BFLP, finance a tender offer for the Company's outstanding 10 1/4% Senior Notes due 2001, repay $482,000 of Madison Dearborn Capital Partners debt and to pay fees and expenses incurred with these transactions. In the quarter ended March 31, 1996, an additional $12.2 million of 10 1/4% Senior Notes were retired using the proceeds from the primary offering:

The components of long term debt consist of the following:

                                                                        March 31,            June 30,
                                                                          1996                 1995
                                                                   -------------------- -------------------
                                                                               (In thousands)

8 1/2% Senior Subordinated Notes due December 15, 2005                    $ 149,451         $       -
10 1/4% Senior Notes due May 15, 2001                                         6,913            64,720
10% Class A Senior Secured Notes due March 16, 2000                               -            26,000
12% Subordinated Secured Notes due March 16, 2003                                 -            75,000
5.29% Promissory Note due March 22, 1999                                          -               482
Credit Facility                                                              41,000                 -
                                                                          =========         =========
                                                                          $ 197,364         $ 166,202
                                                                          =========         =========


NOTE E--INCOME TAXES

The increase in current and noncurrent deferred income taxes is the result of assuming the net deferred tax liabilities associated with the minority interest purchase of BFLP from P&GCC.

NOTE F--EXTRAORDINARY LOSS

The extraordinary loss of $0.7 million recorded in the quarter ended March 31, 1996 reflects the costs, net of tax benefit, associated with retiring $12.2 million of the Company's 10 1/4% Senior Notes due 2001. The extraordinary loss of $3.9 million recorded in the nine months ended March 31, 1996 reflects the above plus the costs, net of tax benefit, associated with the repurchase of $45.6 million (principal amount) of the Company's 10 1/4% Senior Notes for 107% of their principal amount pursuant to a tender offer and the redemption of an additional $12.2 million (principal amount) in January 1996 at 106% of their principal amount.

NOTE G--SHAREHOLDERS' EQUITY

On November 28, 1995, 7,150,000 shares of Common Stock were sold through an underwritten public offering. On November 30, 1995 an additional 1,072,500 shares were sold. Of the 8,222,500 shares, 7,475,000 were shares sold by a selling stockholder. The remaining 747,500 shares were issued and sold by the Company. Proceeds to the Company were approximately $12.8 million, net of underwriting discounts and expenses associated with the offering. The proceeds were used to retire $12.2 million (principal amount) of 10 1/4% Senior Notes, due 2001, in January 1996.

Immediately prior to the public offering, the previously outstanding Class A Common and Class B Common of the Company were converted into shares of Common Stock. The aggregate number of shares of Common Stock issued to the holders of Class A Common and Class B Common, respectively, was determined based on the accreted liquidation preference of the Class A Common at the time of conversion and the total equity valuation of the Company. The Company also effected an approximate 9.2:1.0 stock split.

NOTE H--SUBSEQUENT EVENT

Effective May 1, 1996, the Company purchased the property, plant, equipment and inventories of the specialty pulp business of Peter Temming AG for approximately $29 million. The acquisition will be accounted for as a purchase.

On April 30, 1996, the Company entered into a definitive agreement to purchase all of the stock of the Alpha Cellulose Holdings, Inc. (Alpha) of Lumberton, North Carolina. Subject to the fulfillment of certain conditions and regulatory approval, the companies intend to combine operations about June 30, 1996.

PART I - ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Net sales for the three months ended March 31, 1996 were $113.2 million compared to $104.2 million for the same period in 1995, an increase of $9.0 million or 9%. The increase was primarily due to higher unit sales prices, averaging 21% above the prior period, partially offset by a 10% decrease in unit sales volume. The lower unit sales volume versus the prior year was primarily due to softer market demand. Net sales for the nine month period ending March 31, 1996 were $338.8 million compared to $301.3 million for the same period in 1995, an increase of $37.5 million or 12%, due primarily to higher unit sales prices, averaging 24% above the prior period, partially offset by a 9% decrease in unit sales volume. Although unit sales volume is below the prior year, it has been stable throughout the current fiscal year.

Gross margin for the three months ended March 31, 1996 was $34.4 million compared to $25.8 million for the same period in 1995, an increase of $8.6 million or 33%. Gross margin for the nine month period ending March 31, 1996 was $101.7 million compared to $71.1 million for the same period in 1995, an increase of $30.6 million or 43%. The increase was entirely due to higher unit sales prices in all product lines, partially offset by lower sales volume, and higher raw material costs for wood, cotton linters, and process chemicals.

Selling, research and administrative expenses for the three months ended March 31, 1996 were $6.4 million compared to $5.3 million for the same period in 1995, an increase of $1.1 million or 21%, due to increased employment, computer costs and transition expenses related to the Temming acquisition. Selling, research and administrative expenses for the nine month period ending March 31, 1996 were $18.5 million compared to $16.4 million for the same period in 1995, an increase of $2.1 million or 12%, primarily due to the factors described above and a non-cash compensation charge of $0.6 million as the result of vesting employee stock options.

Net interest and amortization expenses for the three months ended March 31, 1996 were $4.3 million compared to $5.1 million for the same period in 1995, a decrease of $0.8 million, or 16%, due to lower interest rates. Net interest and amortization expenses for the nine month period ending March 31, 1996 were $12.8 million compared to $16.5 million for the same period of the prior year, down $3.7 million or 23%, as a result of lower average debt balances prior to the public offering of the Senior Subordinated Notes and entering into the new credit facility in November 1995, and the lower interest rates that went into effect as a result of the public offering of the Senior Subordinated Notes and the new credit facility.

There was no minority interest charge for the three months ended March 31, 1996 compared to a $6.5 million charge for the same period in 1995. The elimination of minority interest is the result of the purchase of P&GCC's 50% limited partnership interest in BFLP on November 28, 1995. Minority interest for the nine month period ending March 31, 1996 was $16.6 million compared to $14.9 million for the same period of the prior year, an increase of $1.7 million, or

12%, reflecting the higher income of the limited partnership in fiscal 1996 prior to the purchase of the 50% interest cited above.

Secondary offering costs for the quarter and the nine months ending March 31, 1996 were $0.2 million and $1.3 million, respectively, and relate to expenses paid on behalf of selling stockholders in the November 1995 public offering of common stock.

The extraordinary loss for the quarter was $0.7 million, net of taxes, and for the nine months ending March 31, 1996 totaled $3.9 million, net of taxes. These losses resulted from the retirement of $12.2 million (principal amount) during the quarter and $57.8 million (principal amount) for the nine months of the Company's 10 1/4% Senior Notes due 2001, leaving $6.9 million in principal amount outstanding as of March 31, 1996.

Financial Condition

Inventories increased from $61.9 million at June 30, 1995 to $90.6 million at March 31, 1996, as the result of higher raw lint prices and lower shipments. Accounts receivable increased from $44.1 million at June 30, 1995 to $48.9 million at March 31, 1996, due primarily to higher sales prices.

Liquidity and Capital Resources

In November 1995, the Company completed a public offering of $150 million principal amount of 8 1/2% Senior Subordinated Notes due 2005, which were sold for 99.626% of their principal amount. Concurrently, the Company entered into a new credit facility providing for borrowings up to $135 million of which $56 million was borrowed at closing. The proceeds were used to repay $90 million of outstanding loans from Procter & Gamble, purchase P&GCC's interest in BFLP, finance a tender offer for the Company's outstanding 10 1/4% Senior Notes due 2001, repay $482,000 of Madison Dearborn Capital Partners debt, and to pay fees and expenses incurred with these transactions. The borrowings against the credit facility have been reduced to $41 million at March 31, 1996, using cash provided by operating activities.

The Company also sold 747,500 new shares of common stock through an initial public offering in November 1995. The proceeds from the stock offering were used in January 1996 to retire an additional $12.2 million of 10 1/4% Senior Notes due 2001.

The acquisition of the specialty pulp business of Peter Temming AG, which was effective May 1, 1996, was financed through borrowings under the credit facility of approximately $29 million.

The Company believes that its cash flow from operations, together with borrowings available under the credit facility, are sufficient to fund operating expenses, capital expenditures, the proposed acquisition of Alpha Cellulose, and debt service requirements for the foreseeable future.

PART II:  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         1. Exhibit 27 Financial Data Schedule.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Cellulose Corporation



By:               /s/ DAVID B. FERRARO                        Date: 5/14/96
                      --------------------
                      David B. Ferraro
                      President, Chief Operating Officer





By:                /s/ DAVID H. WHITCOMB                      Date: 5/14/96
                       ---------------------
                       David H. Whitcomb
                       Vice President, Comptroller