Form 10-Q
period 1996-09-30
BUCKEYE CELLULOSE CORP
filed 1996-11-14
CIK 899597

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                             ----------------------

                        Commission file number: 33-60032


                          BUCKEYE CELLULOSE CORPORATION
                  Incorporated pursuant to the Laws of Delaware

                             ----------------------


       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                             ----------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____



As of November 8, 1996, there were outstanding 19,266,498 Common Shares of the Registrant.




================================================================================

                                      INDEX

                          BUCKEYE CELLULOSE CORPORATION

                 ----------------------------------------------


ITEM                                                                      PAGE
----                                                                      ----
                         PART I - FINANCIAL INFORMATION

1.  Financial Statements (Unaudited):

    Condensed Consolidated Statements of Income for the Three
          Months Ended September 30, 1996 and 1995.....................     3
    Condensed Consolidated Balance Sheets as of September 30, 1996
          and June 30, 1996............................................     4
    Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 1996 and 1995.....................     5
    Notes to Condensed Consolidated Financial Statements...............     6

2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................     9


                           PART II - OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K...................................    11


                                 SIGNATURES                                12

                          BUCKEYE CELLULOSE CORPORATION

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                        (In thousands, except share data)


                                                           Three Months Ended
                                                              September 30
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------

Net sales.............................................   $126,514      $108,566
Cost of goods sold....................................     94,196        75,071
                                                       ----------    ----------
Gross margin..........................................     32,318        33,495

Selling, research and administrative expenses.........      7,775         6,192
                                                       ----------    ----------
Operating income......................................     24,543        27,303

Net interest expense and amortization of debt costs...      6,318         4,292
Other.................................................        140           153
Minority interest.....................................          -        10,235
                                                       ----------    ----------

Income before income taxes............................     18,085        12,623
Income taxes..........................................      6,143         4,886
                                                       ----------    ----------

Net income............................................    $11,942        $7,737
                                                       ==========    ==========

Net income per share..................................      $0.62         $0.37
                                                       ==========    ==========
Weighted average shares outstanding................... 19,249,995    20,659,723
                                                       ==========    ==========


                             See accompanying notes.

                          BUCKEYE CELLULOSE CORPORATION

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)

                                                   September 30       June 30
                                                       1996             1996
                                                   ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  6,419         $      -
  Short-term investments..........................     2,900            2,900
  Accounts receivable--net........................    63,800           66,805
  Inventories.....................................   114,612          101,028
  Deferred income taxes...........................     8,990            8,639
                                                    ---------        ---------
    Total current assets..........................   196,721          179,372
Property, plant and equipment.....................   354,384          314,881
Less allowances for depreciation..................   (64,255)         (57,283)
                                                    ---------        ---------
                                                     290,129          257,598
Goodwill..........................................    30,584            6,624
Deferred debt costs and other.....................    16,398            9,205
                                                    ---------        ---------
    Total assets..................................  $533,832         $452,799
                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $ 20,034         $ 23,226
  Accrued expenses................................    39,540           36,561
  Notes payable...................................     4,350            1,620
                                                    ---------        ---------
    Total current liabilities.....................    63,924           61,407
Noncurrent liabilities:
  Long-term debt..................................   323,838          217,873
  Accrued postretirement benefit obligation.......    13,670           13,487
  Deferred income taxes...........................    21,049           14,976
  Other liabilities...............................     4,057            4,168
Stockholders' equity..............................   107,294          140,888
                                                    ---------        ---------
    Total liabilities and stockholders' equity....  $533,832         $452,799
                                                    =========        =========

                             See accompanying notes.

                          BUCKEYE CELLULOSE CORPORATION

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)
                                                             Three Months Ended
                                                                September 30
                                                           ---------------------
                                                              1996        1995
                                                           --------     --------
OPERATING ACTIVITIES
Net income................................................. $11,942     $ 7,737
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Minority interest.....................................       -      10,235
     Depreciation..........................................   7,008       5,872
     Amortization of debt costs and other..................   1,456       1,135
     Deferred income taxes.................................     905         893
     Changes in operating assets and liabilities:
        Accounts receivable................................  10,032      (4,830)
        Inventories........................................  (4,228)    (12,646)
        Other assets.......................................   1,780         574
        Accounts payable and other current liabilities.....  (4,614)      4,127
                                                            --------    --------
     Net cash provided by operating activities.............  24,281      13,097

INVESTING ACTIVITIES
Acquisition of Alpha Cellulose Holdings, Inc............... (60,774)          -
Net purchases of property, plant and equipment............. (12,155)     (4,829)
Other......................................................     (85)        455
                                                            --------    --------
Net cash used in investing activities...................... (73,014)     (4,374)

FINANCING ACTIVITIES
Purchase of treasury stock................................. (50,000)          -
Proceeds from sales of equity interests....................       -          72
Proceeds from revolving line of credit and long-term debt.. 138,247           -
Principal payments on revolving line of credit,
    long-term debt and other............................... (29,500)    (10,620)
Payments for debt issuance costs...........................  (3,624)       (300)
Distribution to minority interest..........................       -        (345)
                                                            --------    --------
Net cash provided by (used in) financing activities........  55,123     (11,193)
Effect of foreign currency rate fluctuations on cash.......      29           -
                                                            --------    --------
Increase (decrease) in cash and cash equivalents...........   6,419      (2,470)
Cash and cash equivalents at beginning of period...........       -      11,789
                                                            --------    --------
Cash and cash equivalents at end of period................. $ 6,419     $ 9,319
                                                            ========    ========
                             See accompanying notes.

                          BUCKEYE CELLULOSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Cellulose Corporation and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The financial statements for the period ended September 30, 1995 are combined consolidated financial statements of Buckeye Cellulose Corporation and Buckeye Florida Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


NOTE B -- COMPANY STOCK REPURCHASE

         On July 2, 1996, BKI Investment Corp., a newly formed, wholly-owned subsidiary of the Company, purchased 2,259,887 shares of Common Stock from Madison Dearborn Capital Partners (MDCP) for $22.125 per share (the Company Stock Repurchase) for an aggregate purchase price of $50,000,000. Additionally, on July 2, 1996, MDCP sold to certain individuals employed by the Company and their related trusts, in an exempt transaction under the Securities Act of 1933, as amended, an aggregate of 1,385,269 shares of Common Stock for $22.125 per share (the Individuals' Stock Purchase). The purchase price for the Company Stock Repurchase and the Individuals' Stock Purchase reflected the prevailing market price when the parties decided to pursue definitive agreements and sought board approval.

         Concurrently with the completion of the Company Stock Repurchase and the Individuals' Stock Purchase, MDCP sold 2,887,935 shares of Common Stock in a public offering and the Company issued and sold $100,000,000 principal amount of 9 1/4% Senior Subordinated Notes due 2008. Upon completion of the equity offering, the Company Stock Repurchase and the Individuals' Stock Purchase, the Company had 19,147,336 shares of Common Stock outstanding, and MDCP's ownership percentage was less than five percent. The proceeds of the 9 1/4% Senior Subordinated Notes were used to fund the Company Stock Repurchase and together with borrowings under the Company's existing credit facility (the Credit Facility), to acquire the stock of Alpha Cellulose Holdings, Inc.

                          BUCKEYE CELLULOSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C -- BUSINESS COMBINATION

         In November 1995, the Company exercised an option to acquire the Procter & Gamble Cellulose Company's (P&GCC) limited partnership interest in Buckeye Florida, Limited Partnership (BFLP). Effective May 1, 1996, the Company purchased the specialty pulp business of Peter Temming AG (the Temming Business). These transactions were as discussed and disclosed in the annual report.

         On September 1, 1996, the Company acquired all of the issued and outstanding stock of Alpha Cellulose Holdings, Inc. (Holdings) for approximately $61 million in cash and Company common stock valued at approximately $4 million, plus assumed liabilities. The purchase price is based on a preliminary balance sheet and may be adjusted based on the final audited closing balance sheet. Holdings assets consisted solely of the capital stock of its wholly owned subsidiary, Alpha Cellulose Corporation (Alpha), which is located in Lumberton, North Carolina and whose primary business is the manufacture and sale of specialty pulp. The consolidated operating results of Holdings have been included in the consolidated statement of income from the date of acquisition.

         The following unaudited pro forma results of operations assume that the acquisition of P&GCC's limited partnership interest in BFLP, the acquisitions of the Temming Business and Holdings, and the Company Stock Repurchase, together with related financing transactions, all occurred as of the beginning of the periods presented.
                                                   Three Months Ended
                                                      September 30
                                         -------------------------------------
                                                1996               1995
                                              --------           --------
                                         (In thousands, except per share data)
  Net sales..............................     $137,483           $134,531
  Income before extraordinary loss.......        9,367             12,381
  Net income.............................        9,367              8,432
  Earnings per common share:
     Income before extraordinary loss....          .49                .60
     Net income..........................          .49                .41

         Pro forma results of operations for the three months ended September 30, 1996 include certain non-recurring charges incurred by Holdings prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $1.8 million or $0.09 per share.

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above dates, nor is it necessarily indicative of future operating results.

                          BUCKEYE CELLULOSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D -- INVENTORIES

         The components of inventory consist of the following:

                                              September 30       June 30
                                                  1996             1996
                                              ------------      ---------
                                                      (In thousands)
     Raw materials..........................    $ 21,899         $ 20,340
     Finished goods.........................      76,764           65,276
     Storeroom and other supplies...........      15,949           15,412
                                                --------         --------
                                                $114,612         $101,028
                                                ========         ========

NOTE E -- LONG TERM DEBT

         The Company completed a public offering of $100 million principal amount of 9 1/4% Senior Subordinated Notes due September 15, 2008 (the Notes) during July 1996, which were sold for 99.449% of their principal amount. The proceeds were used to fund the Company Stock Repurchase and together with borrowings under the Credit Facility, to acquire the stock of Holdings. The Company also amended the Credit Facility, effective August 30, 1996, to increase the maximum principal that may be outstanding under the Credit Facility to $155 million.

         The components of long term debt consist of the following:

                                                        September 30    June 30
                                                            1996         1996
                                                        ------------   ---------
                                                              (In thousands)
8 1/2% Senior Subordinated Notes due December 15, 2005... $149,470     $149,460
10 1/4% Senior Notes due May 15, 2001....................    6,913        6,913
9 1/4% Senior Subordinated Notes due September 15, 2008..   99,455            -
Credit Facility..........................................   68,000       61,500
                                                          --------     --------
                                                          $323,838     $217,873
                                                          ========     ========

NOTE F -- INCOME TAXES

         The increase in current and noncurrent deferred income taxes is the result of assuming the net deferred tax liabilities associated with the purchase of Holdings. The effective income tax rate of 34.0% for the quarter was down 4.7% from the same period last year, primarily as the result of establishing a foreign sales corporation in November 1995.

NOTE G -- INTANGIBLE ASSETS

         The amount attributed to goodwill and non-compete agreements increased during the period as the result of the acquisition of Holdings. Goodwill of approximately $24 million will be amortized over thirty years. The non-compete agreements aggregating $4 million will be amortized over their two year terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales for the three months ended September 30, 1996 were $126.5 million compared to $108.6 million for the same period in 1995, an increase of $17.9 million or 16.5%. The increase was primarily due to the acquisition of two new businesses: the Temming Business in May 1996 and Holdings on September 1, 1996. Average unit sales prices, excluding the effect of product mix changes due to the acquisitions, are down approximately 1%.

         Operating income for the quarter ended September 30, 1996 was $24.5 million compared to $27.3 million for the same period in 1995, a decrease of $2.8 million or 10.1%. The impact of higher sales volume discussed previously is offset by a higher cost of goods sold due to increased cost for raw material and supplies, resulting in a gross margin decrease of $1.2 million. Selling, research and administrative expenses increased by $1.6 million as the result of increased employment, the new business acquisitions, and the amortization of non-compete agreements associated with the new businesses.

         Net interest and amortization of debt costs for the quarter ended September 30, 1996 were $6.3 million compared to $4.3 million for the same period in 1995, an increase of $2.0 million. This increase was due to higher average debt balances partially offset by lower average interest rates.

         There was no minority interest charge for the three months ended September 30, 1996 compared to a $10.2 million charge for the same period in 1995. The elimination of minority interest is the result of the purchase of P&GCC's remaining partnership interest in BFLP in November 1995.

         The effective income tax rate decreased to 34.0% for the quarter ended September 30, 1996 as compared to 38.7% for the same period in 1995, primarily as the result of establishing a foreign sales corporation in November 1995.

         The Company's net income for the quarter ended September 30, 1996 was $11.9 million, or $0.62 per share, compared to $7.7 million or $0.37 per share for the same period of the prior year.


FINANCIAL CONDITION

     Cash Flow
     ---------
         Cash provided by operating activities for the quarter ended September 30, 1996 was $24.3 million. The increased funds primarily resulted from net income of $11.9 million and a decrease in accounts receivable of $10.0 million. The decrease in accounts receivable was primarily the result of the timing of shipments.

     Liquidity and Capital Resources
     -------------------------------
         On July 2, 1996 (fiscal year 1997), the Company completed a stock repurchase of 2,259,887 shares of common stock for $50 million, reducing the total number of shares outstanding to 19,147,336. On the same date, the Company completed a public offering for $100 million in 9 1/4% Senior Subordinated Notes. The Company used $50 million of the proceeds from the debt offering to fund the stock repurchase. On September 1, 1996, the remaining proceeds of the debt offering together with borrowings from the Company's bank credit facility, were used to fund the purchase of Holdings and its related pulp production facility located in Lumberton, North Carolina.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



         On August 30, 1996, the Company increased its borrowing capacity under its credit facility by $20 million to $155 million of which $83.6 million was available for borrowing at September 30, 1996.

         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund any common stock repurchases, and service all debt requirements for the foreseeable future.

                         BUCKEYE CELLULOSE CORPORATION

                           PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

1.  Exhibit 27 Financial Data Schedule


2.  Reports on 8-K

    During the quarter ended September 30, 1996, the following report was filed on Form 8-K:

    - Report dated September 16, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE CELLULOSE CORPORATION


By:      /s/ DAVID B. FERRARO
   --------------------------------
   David B. Ferraro, Director, President, and Chief Operating Officer

   Date: November 14, 1996



By:      /s/ DAVID H. WHITCOMB
   --------------------------------
   David H. Whitcomb, Vice President and Comptroller

   Date: November 14, 1996