Form 10-Q
period 1996-12-31
BUCKEYE CELLULOSE CORP
filed 1997-02-12
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

                         -----------------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996

                         -----------------------------

                        Commission file number: 33-60032


                          Buckeye Cellulose Corporation
                  Incorporated pursuant to the Laws of Delaware

                         -----------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                         -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____



As of February 10, 1997, there were outstanding 18,987,798 Common Shares of the Registrant.



================================================================================

                                      INDEX


                          BUCKEYE CELLULOSE CORPORATION
                          -----------------------------

ITEM                                                                       PAGE

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements (Unaudited):
      Condensed Consolidated Statements of Income for the Three Months
      Ended December 31, 1996 and 1995; Six Months Ended December 31,
      1996 and 1995.......................................................   3

      Condensed Consolidated Balance Sheets as of December 31, 1996 and
      June 30, 1996.......................................................   4

      Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended December 31, 1996 and 1995....................................   5

      Notes to Condensed Consolidated Financial Statements................   6

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................   9


                           PART II - OTHER INFORMATION

4.  Submission of Matters to a Vote of Security Holders...................  11

6.  Exhibits and Reports on Form 8-K......................................  11


                                  SIGNATURES                                12

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                        (In thousands, except share data)


                                Three Months Ended          Six Months Ended
                                    December 31,               December 31,
                                 1996         1995         1996          1995
                             -----------  -----------   -----------  -----------

Net sales................... $  142,992   $  117,013    $  269,506   $  225,579
Cost of goods sold..........    107,078       83,212       201,274      158,283
                             -----------  -----------   -----------  -----------
Gross margin................     35,914       33,801        68,232       67,296

Selling, research and
  administrative expenses...      9,086        5,929        16,861       12,121
                             -----------  -----------   -----------  -----------
Operating income............     26,828       27,872        51,371       55,175

Net interest expense and
  amortization of debt costs      6,642        4,174        12,960        8,466
Other.......................        282          168           422          321
Minority interest...........                   6,393                     16,628
Secondary offering costs....                   1,174                      1,174
                             -----------  -----------   -----------  -----------
Income before income taxes
  and extraordinary loss....     19,904       15,963        37,989       28,586

Income taxes................      7,147        6,061        13,290       10,947
                             -----------  -----------   -----------  -----------
Income before extraordinary
  loss......................     12,757        9,902        24,699       17,639

Extraordinary loss, net of
  tax benefit...............                   3,228                      3,228
                             -----------  -----------   -----------  -----------
Net income.................. $   12,757   $    6,674    $   24,699   $   14,411
                             ===========  ===========   ===========  ===========
Earnings per share:
  Income before
    extraordinary loss...... $     0.66   $     0.47    $     1.28   $     0.84
  Extraordinary loss, net
    of tax benefit..........                   (0.15)                     (0.15)
                             -----------  -----------   -----------  -----------
   Net income per share..... $     0.66   $     0.32    $     1.28   $     0.69
                             ===========  ===========   ===========  ===========
Weighted average shares
outstanding................. 19,252,813   20,979,424    19,251,404   20,819,573
                             ===========  ===========   ===========  ===========

                                   See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)
                                                    December 31       June 30
                                                        1996            1996
                                                    ------------    ------------
ASSETS
Current assets:
  Short-term investments..........................    $  2,900        $  2,900
  Accounts receivable--net........................      68,030          66,805
  Inventories.....................................     103,376         101,028
  Deferred income taxes and other.................       6,385           8,639
                                                    ------------    ------------
    Total current assets..........................     180,691         179,372
Property, plant and equipment.....................     364,287         314,881
Less allowances for depreciation..................     (71,672)        (57,283)
                                                    ------------    ------------
                                                       292,615         257,598
Goodwill..........................................      31,137           6,624
Deferred debt costs and other.....................      15,122           9,205
                                                    ------------    ------------
    Total assets..................................    $519,565        $452,799
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................    $ 17,088        $ 23,226
  Accrued expenses................................      34,274          36,561
  Notes payable...................................       3,180           1,620
                                                    ------------    ------------
    Total current liabilities.....................      54,542          61,407
Noncurrent liabilities:
  Long-term debt..................................     307,629         217,873
  Accrued postretirement benefit obligation.......      13,870          13,487
  Deferred income taxes...........................      23,855          14,976
  Other liabilities...............................       3,535           4,168
Stockholders' equity..............................     116,134         140,888
                                                    ------------    ------------
    Total liabilities and stockholders' equity....    $519,565        $452,799
                                                    ============    ============

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                            Six Months Ended
                                                               December 31
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
OPERATING ACTIVITIES
  Net income............................................  $ 24,699     $ 14,411
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary loss, net of tax benefit............         -        3,228
      Minority interest.................................         -       16,628
      Depreciation......................................    14,559       11,877
      Amortization of debt costs and other..............     3,548        1,791
      Deferred income taxes.............................     4,162        3,440
      Changes in operating assets and liabilities:
        Accounts receivable.............................     5,584      (12,410)
        Inventories.....................................     6,824      (17,980)
        Other assets....................................     3,978          660
        Accounts payable and other current liabilities..   (14,737)      (1,571)
                                                         ----------   ----------
      Net cash provided by operating activities.........    48,617       20,074
INVESTING ACTIVITIES
  Acquisition of Alpha Cellulose Holdings, Inc..........   (60,189)           -
  Purchase of minority interest in Buckeye Florida, L.P.         -      (62,078)
  Net purchases of property, plant and equipment........   (22,614)     (11,452)
  Other.................................................       (85)       3,525
                                                         ----------   ----------
  Net cash used in investing activities.................   (82,888)     (70,005)
FINANCING ACTIVITIES
  Purchase of treasury stock............................   (53,344)           -
  Proceeds from sales of equity interests...............        19       13,165
  Proceeds from revolving line of credit and long-term
    debt................................................   138,355      205,439
  Principal payments on revolving line of credit,
    long-term debt and other............................   (47,000)    (159,165)
  Payments for debt issuance costs......................    (3,777)      (5,431)
  Distribution to minority interest.....................         -       (1,590)
                                                         ----------   ----------
  Net cash provided by financing activities.............    34,253       52,418
  Effect of foreign currency rate fluctuations on cash..        18            -
                                                         ----------   ----------
  Increase in cash and cash equivalents.................         -        2,487
  Cash and cash equivalents at beginning of period......         -       11,789
                                                         ----------   ----------
  Cash and cash equivalents at end of period............  $      -     $ 14,276
                                                         ==========   ==========
                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
-------------------------------
         The accompanying unaudited condensed consolidated financial statements of Buckeye Cellulose Corporation and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


NOTE B -- COMPANY STOCK REPURCHASE
----------------------------------
         On July 2, 1996, BKI Investment Corp., a newly formed, wholly-owned subsidiary of the Company, purchased 2,259,887 shares of Common Stock from Madison Dearborn Capital Partners (MDCP) for $22.125 per share (the Company Stock Repurchase) for an aggregate purchase price of $50,000,000. Additionally, on July 2, 1996, MDCP sold to certain individuals employed by the Company and their related trusts, in an exempt transaction under the Securities Act of 1933, as amended, an aggregate of 1,385,269 shares of Common Stock for $22.125 per share (the Individuals' Stock Purchase). The purchase price for the Company Stock Repurchase and the Individuals' Stock Purchase reflected the prevailing market price when the parties decided to pursue definitive agreements and sought board approval.
         Concurrently with the completion of the Company Stock Repurchase and the Individuals' Stock Purchase, MDCP sold 2,887,935 shares of Common Stock in a public offering and the Company issued and sold $100,000,000 principal amount of 9 1/4% Senior Subordinated Notes due 2008. Upon completion of the equity offering, the Company Stock Repurchase and the Individuals' Stock Purchase, the Company had 19,147,336 shares of Common Stock outstanding, and MDCP's ownership percentage was less than five percent. The proceeds of the 9 1/4% Senior Subordinated Notes were used to fund the Company Stock Repurchase and together with borrowings under the Company's existing credit facility (the Credit Facility), to acquire the stock of Alpha Cellulose Holdings, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C -- BUSINESS COMBINATIONS
-------------------------------
         In November 1995, the Company exercised an option to acquire the Procter & Gamble Cellulose Company's (P&GCC) limited partnership interest in Buckeye Florida, Limited Partnership (BFLP). Effective May 1, 1996, the Company purchased the specialty pulp business of Peter Temming AG (the Temming Business). These transactions were as discussed and disclosed in the annual report.
         On September 1, 1996, the Company acquired all of the issued and outstanding stock of Alpha Cellulose Holdings, Inc. (Holdings) for approximately $60 million in cash and Company common stock valued at approximately $4 million, plus assumed liabilities of approximately $11 million. Holdings assets consisted solely of the capital stock of its wholly owned subsidiary, Alpha Cellulose Corporation (Alpha), which is located in Lumberton, North Carolina and whose primary business is the manufacture and sale of specialty pulp. The consolidated operating results of Holdings have been included in the consolidated statement of income from the date of acquisition.
         The following unaudited pro forma results of operations assume that the acquisition of P&GCC's limited partnership interest in BFLP, the acquisitions of the Temming Business and Holdings, and the Company Stock Repurchase, together with related financing transactions, all occurred as of the beginning of the periods presented.
                                                      Six Months Ended
                                                        December 31
                                                  1996               1995
                                               ---------          ---------
                                           (In thousands, except per share data)
   Net sales..............................     $280,275           $278,842
   Income before extraordinary loss.......       22,124             24,820
   Net income.............................       22,124             20,871
   Earnings per common share:
        Income before extraordinary loss..         1.15               1.19
        Net income........................         1.15               1.00

         Pro forma results of operations for the six months ended December 31, 1996 include certain non-recurring charges incurred by Holdings prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $1.8 million or $0.09 per share.
         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above dates, nor is it necessarily indicative of future operating results.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D -- INVENTORIES
---------------------
         The components of inventory consist of the following:

                                              December 31          June 30
                                                 1996                1996
                                             -------------      -------------
                                                     (In thousands)
      Raw materials........................    $ 22,674           $ 20,340
      Finished goods.......................      64,664             65,276
      Storeroom and other supplies.........      16,038             15,412
                                             -------------      -------------
                                               $103,376           $101,028
                                             =============      =============
NOTE E -- LONG TERM DEBT
------------------------
         The Company completed a public offering of $100 million principal amount of 9 1/4% Senior Subordinated Notes due September 15, 2008 (the Notes) during July 1996, which were sold for 99.449% of their principal amount. The proceeds were used to fund the Company Stock Repurchase and together with borrowings under the Credit Facility, to acquire the stock of Holdings. The Company also amended the Credit Facility, effective August 30, 1996, to increase the maximum principal that may be outstanding under the Credit Facility to $155 million.
         The components of long term debt consist of the following:

                                                  December 31       June 30
                                                     1996             1996
                                                 ------------     -----------
                                                         (In thousands)
   8 1/2% Senior Subordinated Notes due
      December 15, 2005.........................   $149,480        $149,460
   10 1/4% Senior Notes due May 15, 2001........      6,913           6,913
   9 1/4% Senior Subordinated Notes due
      September 15, 2008........................     99,461               -
   Credit Facility..............................     51,775          61,500
                                                 ------------     -----------
                                                   $307,629        $217,873
                                                 ============     ===========
NOTE F -- INCOME TAXES
----------------------
         The effective income tax rate of 36% for the quarter was down from 38% in the same period last year, primarily as the result of establishing a foreign sales corporation in November 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
         Net sales for the three months ended December 31, 1996 were $143.0 million compared to $117.0 million for the same period in the prior fiscal year, an increase of $26.0 million or 22.2%. Net sales for the six month period ended December 31, 1996 were $269.5 million compared to $225.6 million for the same period in the prior fiscal year, an increase of $43.9 million or 19.5%. The increase for both the three and six month periods was primarily due to the acquisition of two new businesses: the Temming Business in May 1996 and Holdings on September 1, 1996. Unit volume, excluding the new businesses, was up by 7.4% for the quarter, and 5.3% for the fiscal year to date, as compared to the same period in the prior fiscal year. Average unit sales prices, excluding the effect of product mix changes due to the acquisitions, were down approximately 6% for the quarter and 4% for the fiscal year to date, as compared to the same periods in 1995.
         Operating income for the three months ended December 31, 1996 was $26.8 million compared to $27.9 million for the same period in the prior fiscal year, a decrease of $1.1 million or 3.7%. Operating income for the six months ended December 31, 1996 was $51.4 million compared to $55.2 million for the same period in the prior fiscal year, a decrease of $3.8 million or 6.9%. The impact of higher sales volume discussed previously, was offset by lower gross margins as a percentage of sales and by higher selling, research and administrative costs in both the three and six month periods. The lower gross margin as a percentage of sales was due to lower unit selling prices. The increase in selling, research and administrative expenses was $3.2 million for the three month period and $4.7 million for the six month period ended December 31, 1996 compared to the same periods in the prior fiscal year. These increases were the result of increased employment, primarily in product development, the new business acquisitions, and the amortization of non-compete agreements associated with the new businesses.
         Net interest expense and amortization of debt costs were $6.6 million for the three months and $13.0 million for the six months ended December 31, 1996. This is a $2.5 million and $4.5 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher average debt balances, partially offset by lower average interest rates.
         There was no minority interest charge for the three or six month periods ended December 31, 1996, compared to a $6.4 million charge and a $16.6 million charge, respectively, for the same periods in the prior fiscal year. The elimination of minority interest is the result of the purchase of P&GCC's remaining partnership interest in BFLP in November 1995.
         The effective income tax rate decreased to 35.9% for the three months ended December 31, 1996 as compared to 38.0% for the same period in the prior fiscal year. For the six month period ended December 31, 1996, the effective income tax rate decreased to 35.0% as compared to 38.3% for the same period in the prior fiscal year. This decrease was the result of establishing a foreign sales corporation in November 1995. It also reflects the timing of non-deductible stock compensation charges and secondary offering costs incurred in the prior year.

         The Company's net income for the quarter and six month period ended December 31, 1996 was $12.8 million or $0.66 per share and $24.7 million or $1.28 per share, respectively, compared to $6.7 million or $0.32 per share and $14.4 million or $0.69 per share for the same periods of the prior year. Last year's earnings were reduced by $3.2 million or $0.15 per share for both the three and six month periods due to an extraordinary charge for debt retirement.

FINANCIAL CONDITION
-------------------

     Liquidity and Capital Resources
     -------------------------------
         In July of the current fiscal year the Company completed a stock repurchase of 2,259,887 shares of common stock for $50.0 million, reducing the total number of shares outstanding to 19,147,336. On the same date, the Company completed a public offering for $100.0 million in 9 1/4% Senior Subordinated Notes. The Company used $50.0 million of the proceeds from the debt offering to fund the stock repurchase. In September 1996 the remaining proceeds of the debt offering, together with borrowings from the Company's bank credit facility, were used to fund the purchase of Holdings and its related pulp production facility located in Lumberton, North Carolina.
         On August 30, 1996, the Company increased its borrowing capacity under its credit facility by $20.0 million to $155.0 million of which $100.0 million was available for borrowing at December 31, 1996.
         Cash provided by operating activities for the six months ended December 31, 1996 was $48.6 million.
         During the three month period ended December 31, 1996, the Company repurchased 126,500 shares of common stock, pursuant to a previously announced one million share repurchase plan.
         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund common stock repurchases, and service all debt requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
         At the Company's Annual Meeting of Stockholders held on November 1, 1996, the following members were elected to the Board of Directors:

                                                     Votes             Votes
                                                      For            Withheld
                                                 ------------     --------------
R. Howard Cannon..............................    16,992,580          379,770
Harry J. Phillips, Sr.........................    17,326,473           45,877


         The following proposal was approved at the Company's Annual Meeting:

                                                 Votes       Votes       Votes
                                                  For       Against    Abstained
                                              ----------   ---------  ----------
Ratification of appointment of Ernst &
  Young LLP as independent auditors........   17,356,862     11,795      3,693



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
1.  Exhibit 27 Financial Data Schedule

2.  Reports on 8-K
    During the quarter ended December 31, 1996, the following report was filed on Form 8-K/A:

    -- Report dated November 12, 1996, pursuant to Item 7 of that form. No financial statements were filed as part of that report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE CELLULOSE CORPORATION


By:             /s/ DAVID B. FERRARO                    Date:  February 10, 1997
    ----------------------------------------------
     David B. Ferraro, Director, President, and
              Chief Operating Officer



By:             /s/ DAVID H. WHITCOMB                   Date:  February 10, 1997
    ----------------------------------------------
    David H. Whitcomb, Vice President, Comptroller