Form 10-Q
period 1997-03-31
BUCKEYE CELLULOSE CORP
filed 1997-05-15
CIK 899597

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

                  For the quarterly period ended March 31, 1997

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

                         -----------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____



As of May 13, 1997, there were outstanding 18,723,798 Common Shares of the Registrant.



================================================================================

                                      INDEX

                          BUCKEYE CELLULOSE CORPORATION

                     --------------------------------------

ITEM                                                                       PAGE
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements (Unaudited):

       Condensed Consolidated Statements of Income for the Three Months
          Ended March 31, 1997 and 1996; Nine Months Ended March 31,
          1997 and 1996.......................................................3

       Condensed Consolidated Balance Sheets as of March 31, 1997 and
          June 30, 1996.......................................................4

       Condensed  Consolidated  Statements  of Cash Flows for the Nine
          Months Ended March 31, 1997 and 1996................................5

       Notes to Condensed Consolidated Financial Statements...................6


2.   Management's  Discussion  and  Analysis of Financial Condition and
          Results of Operations..............................................10


                           PART II - OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K........................................12


                                  SIGNATURES................................ 13

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                        (In thousands, except share data)


                                Three Months Ended          Nine Months Ended
                                     March 31,                  March 31,
                                 1997        1996           1997        1996
                             ------------------------  -------------------------

Net sales................... $  139,499    $ 113,246    $  409,005   $  338,825
Cost of goods sold..........    103,085       78,866       304,359      237,149
                             ------------------------  -------------------------
Gross margin................     36,414       34,380       104,646      101,676

Selling, research and
  administrative expenses...      9,331        6,376        26,192       18,497
                             ------------------------  -------------------------
Operating income............     27,083       28,004        78,454       83,179

Net interest expense and
  amortization of debt costs      6,606        4,318        19,566       12,784
Other.......................        278           51           700          372
Minority interest...........                                             16,628
Secondary offering costs....                     161                      1,335
                             ------------------------  -------------------------
Income before income
  taxes and extraordinary
  loss......................     20,199       23,474        58,188       52,060

Income taxes................      6,236        7,961        19,526       18,908
                             ------------------------  -------------------------
Income before extraordinary
  loss......................     13,963       15,513        38,662       33,152

Extraordinary loss, net
of tax benefit..............                     721                      3,949
                             ------------------------  -------------------------
Net income.................. $   13,963     $ 14,792    $   38,662   $   29,203
                             ========================  =========================
Earnings per share:
  Income before
    extraordinary loss...... $     0.74     $   0.72    $     2.02   $     1.58
  Extraordinary loss, net
   of tax benefit...........                   (0.03)                     (0.19)
                             ------------------------   ------------------------
  Net income per share...... $     0.74     $   0.69    $     2.02   $     1.39
                             ========================   ========================

Weighted average shares
   outstanding...............18,997,208   21,407,223    19,166,672   21,014,032
                             ========================   ========================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)

                                                   March 31         June 30
                                                     1997             1996
                                                 -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents...................    $  3,188        $      -
   Short-term investments......................       2,900           2,900
   Accounts receivable--net....................      70,116          66,805
   Inventories.................................     100,884         101,028
   Deferred income taxes and other.............       8,537           8,639
                                                 -----------------------------
   Total current assets........................     185,625         179,372
Property, plant and equipment..................     368,149         314,881
Less allowances for depreciation...............     (79,316)        (57,283)
                                                 -----------------------------
                                                    288,833         257,598
Goodwill.......................................      30,966           6,624
Deferred debt costs and other..................      13,706           9,205
                                                 =============================
   Total assets................................    $519,130        $452,799
                                                 =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................    $ 15,521        $ 23,226
   Accrued expenses............................      35,772          36,561
   Notes payable...............................       4,972           1,620
                                                 -----------------------------
   Total current liabilities...................      56,265          61,407
Noncurrent liabilities:
   Long-term debt..............................     299,870         217,873
   Accrued postretirement benefit obligation...      14,027          13,487
   Deferred income taxes.......................      25,850          14,976
   Other liabilities...........................       3,613           4,168
Stockholders' equity...........................     119,505         140,888
                                                 =============================
   Total liabilities and stockholders' equity..    $519,130        $452,799
                                                 =============================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)
                                                          Nine Months Ended
                                                              March 31
                                                    ----------------------------
                                                         1997          1996
                                                    ----------------------------
OPERATING ACTIVITIES
Net income........................................  $  38,662        $ 29,203
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Extraordinary loss, net of tax benefit........         -            3,949
    Minority interest.............................         -           16,628
    Depreciation..................................    22,358           18,127
    Amortization of debt costs and other..........     7,035            2,268
    Deferred income taxes.........................     6,649            3,329
    Changes in operating assets and liabilities:
      Accounts receivable.........................     2,282           (4,833)
      Inventories.................................     9,180          (28,634)
      Other assets................................     1,632           (3,479)
      Accounts payable and other current
        liabilities...............................   (14,115)           5,634
                                                    ----------------------------
    Net cash provided by operating activities.....    73,683           42,192
INVESTING ACTIVITIES
Acquisition of Alpha Cellulose Holdings, Inc......   (60,196)               -
Purchase of minority interest in Buckeye
  Florida, L.P....................................         -          (62,078)
Net purchases of property, plant and equipment....   (29,381)         (22,334)
Other.............................................      (385)           6,120
                                                    ----------------------------
Net cash used in investing activities.............   (89,962)         (78,292)
FINANCING ACTIVITIES
Purchase of treasury stock........................   (62,398)               -
Proceeds from sales of equity interests...........        33           13,149
Proceeds from revolving line of credit and
  long-term debt..................................   146,680          207,439
Principal payments on revolving line of
   credit, long-term debt and other...............   (61,000)        (189,181)

Payments for debt issuance costs..................    (3,777)          (5,506)
Distribution to minority interest.................         -           (1,590)
                                                    ----------------------------
Net cash provided by financing activities.........    19,538           24,311
Effect of foreign currency rate fluctuations
  on cash.........................................       (71)               -
                                                    ----------------------------
Increase (decrease) in cash and cash
  equivalents.....................................     3,188          (11,789)
Cash and cash equivalents at beginning of period..         -           11,789
                                                    ----------------------------
Cash and cash equivalents at end of period........  $  3,188         $      -
                                                    ============================
                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
-------------------------------
         The accompanying unaudited condensed consolidated financial statements of Buckeye Cellulose Corporation and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


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

         Concurrently with the completion of the Company Stock Repurchase and the Individuals' Stock Purchase, MDCP sold 2,887,935 shares of Common Stock in a public offering and the Company issued and sold $100,000,000 principal amount of 9 1/4% Senior Subordinated Notes due 2008. Upon completion of the equity offering, the Company Stock Repurchase and the Individuals' Stock Purchase, the Company had 19,147,336 shares of Common Stock outstanding, and MDCP's ownership percentage was less than five percent. The proceeds of the 9 1/4% Senior Subordinated Notes were used to fund the Company Stock Repurchase and, together with borrowings under the Company's existing credit facility (the Credit Facility), to acquire the stock of Alpha Cellulose Holdings, Inc.

NOTE C -- BUSINESS COMBINATIONS
-------------------------------
         In November 1995, the Company exercised an option to acquire the Procter & Gamble Cellulose Company's (P&GCC) limited partnership interest in Buckeye Florida, Limited Partnership (BFLP). Effective May 1, 1996, the Company purchased the specialty pulp business of Peter Temming AG (the Temming Business). These transactions were disclosed in the annual report for the year ending June 30, 1996.

         On September 1, 1996, the Company acquired all of the issued and outstanding stock of Alpha Cellulose Holdings, Inc. (Holdings) for $60.2 million in cash and Company common stock valued at $4.2 million, plus assumed liabilities of $11.3 million. Holdings assets consisted solely of the capital stock of its wholly owned subsidiary, Alpha Cellulose Corporation (Alpha), which is located in Lumberton, North Carolina and whose primary business is the manufacture and sale of specialty pulp. The consolidated operating results of Holdings have been included in the consolidated statement of income from the date of acquisition.

         The following unaudited pro forma results of operations assume that the acquisition of P&GCC's limited partnership interest in BFLP, the acquisitions of the Temming Business and Holdings, and the Company Stock Repurchase, together with related financing transactions, all occurred as of the beginning of the periods presented.
                                                       Nine Months Ended
                                                            March 31
                                                 1997                 1996
                                           -------------------------------------
                                           (In thousands, except per share data)
      Net sales ...........................    $416,441            $422,234
      Income before extraordinary loss ....      34,827              36,602
      Net income ..........................      34,827              32,653
      Earnings per common share:
        Income before extraordinary loss...        1.82                1.74
        Net income ........................        1.82                1.55

         Pro forma results of operations for the nine months ended March 31, 1997 include certain non-recurring charges incurred by Holdings prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $2.9 million or $0.15 per share.

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE D -- INVENTORIES
---------------------
         The components of inventory consist of the following:

                                               March 31           June 30
                                                  1997              1996
                                           ------------------------------------
                                                      (In thousands)
      Raw materials......................      $ 22,853           $ 20,340
      Finished goods.....................        62,286             65,276
      Storeroom and other supplies.......        15,745             15,412
                                           ------------------------------------
                                               $100,884           $101,028
                                           ====================================

NOTE E -- LONG TERM DEBT
------------------------
         The Company completed a public offering of $100 million principal amount of 9 1/4% Senior Subordinated Notes due September 15, 2008 (the Notes) during July 1996, which were sold for 99.449% of their principal amount. The proceeds were used to fund the Company Stock Repurchase and, together with borrowings under the Credit Facility, to acquire the stock of Holdings. The Company amended the Credit Facility, effective August 30, 1996, to increase the maximum principal that may be outstanding under the Credit Facility to $155 million.

         The components of long term debt consist of the following:

                                                     March 31         June 30
                                                       1997             1996
                                                    ----------------------------
                                                            (In thousands)
     8 1/2% Senior Subordinated Notes due
        December 15, 2005......................      $149,489         $149,460
     10 1/4% Senior Notes due May 15, 2001.....         6,913            6,913
     9 1/4% Senior Subordinated Notes due
        September 15, 2008.....................        99,468                -
     Credit Facility...........................        44,000           61,500
                                                  ==============================
                                                     $299,870         $217,873
                                                  ==============================

NOTE F -- INCOME TAXES
----------------------
         The effective income tax rate of 33.6% for the nine month period ending March 31, 1997 was down from 36.3% in the same period last year, primarily as the result of establishing a foreign sales corporation in November 1995.

NOTE G -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------------
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. There is no impact of Statement 128 on the calculation of basic earnings per share for periods previously reported. Upon adoption of Statement 128, the Company will report diluted earnings per share including the dilutive effect of stock options which for all periods through March 31, 1997 was less than 3% of basic earnings per share.


NOTE H--PROPOSED BUSINESS COMBINATION
-------------------------------------
     On May 14, 1997, the Company made a tender offer of CDN $7.50 for all of the issued and outstanding common shares of Merfin International, Inc. (Merfin) headquartered near Vancouver, British Columbia. The offer is conditioned on at least 75% of the shares being tendered by May 27, 1997. The purchase price in US dollars would be approximately $200 million for the stock and assumed debt of Merfin. Merfin is a leader in the development and manufacture of technically demanding air-laid nonwoven materials. It is the Company's intent to fund the purchase through a new $275 million credit facility, which is currently being negotiated. Terms of the new credit facility are expected to be substantially the same as the existing facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
         Net sales for the three months ended March 31, 1997 were $139.5 million compared to $113.2 million for the same period in the prior fiscal year, an increase of $26.3 million or 23.2%. Net sales for the nine month period ended March 31, 1997 were $409.0 million compared to $338.8 million for the same period in the prior fiscal year, an increase of $70.2 million or 20.7%. The increase for both the three and nine month periods was primarily due to the acquisition of two new businesses: the Temming Business in May 1996 and Holdings on September 1, 1996. Unit volume, excluding the new businesses, was up by 8.3% for the quarter, and 6.3% for the fiscal year to date, as compared to the same periods in the prior fiscal year. Average unit sales prices, excluding the effect of product mix changes due to the acquisitions, were down approximately 7% for the quarter and 5% for the fiscal year to date, as compared to the same periods in 1996.

         Operating income for the three months ended March 31, 1997 was $27.1 million compared to $28.0 million for the same period in the prior fiscal year, a decrease of $.9 million or 3.3%. Operating income for the nine months ended March 31, 1997 was $78.5 million compared to $83.2 million for the same period in the prior fiscal year, a decrease of $4.7 million or 5.7%. The impact of higher sales volume discussed previously was offset by lower gross margins as a percentage of sales and by higher selling, research and administrative costs in both the three and nine month periods. The lower gross margin as a percentage of sales was due to lower unit selling prices. The increase in selling, research and administrative expenses was $3.0 million for the three month period and $7.7 million for the nine month period ended March 31, 1997 compared to the same periods in the prior fiscal year. These increases were the result of increased employment, primarily in product development, the new business acquisitions, and the amortization of non-compete agreements associated with the new businesses.

         Net interest expense and amortization of debt costs were $6.6 million for the three months and $19.6 million for the nine months ended March 31, 1997. This is a $2.3 million and $6.8 million increase, respectively, compared to the same periods of the prior fiscal year. This increase was due to higher average debt balances, partially offset by lower average interest rates.

         There was no minority interest charge for the nine month period ended March 31, 1997, compared to a $16.6 million charge for the same period in the prior fiscal year. The elimination of minority interest is the result of the purchase of P&GCC's remaining partnership interest in BFLP in November 1995.

         The effective income tax rate decreased to 33.6% for the nine month period ended March 31, 1997 as compared to 36.3% for the same period in the prior fiscal year. This decrease was the result of establishing a foreign sales corporation in November 1995 and the inclusion of non-deductible stock compensation charges and secondary offering costs in the prior year period.

         The Company's net income for the quarter and nine month period ended March 31, 1997 was $14.0 million or $0.74 per share and $38.7 million or $2.02 per share, respectively, compared to $14.8 million or $0.69 per share and $29.2 million or $1.39 per share for the same periods of the prior year. Last year's earnings were reduced by $.7 million or $0.03 per share and $3.9 million or $0.19 per share for both the three and nine month periods, respectively, due to extraordinary charges for debt retirement.


FINANCIAL CONDITION
-------------------

     Cash Flow
     ---------
         In July of the current fiscal year the Company completed a stock repurchase of 2,259,887 shares of common stock for $50.0 million, reducing the total number of shares outstanding to 19,147,336. On the same date, the Company completed a public offering for $100.0 million in 9 1/4% Senior Subordinated Notes. The Company used $50.0 million of the proceeds from the debt offering to fund the stock repurchase. In September 1996 the remaining proceeds of the debt offering, together with borrowings from the Company's bank credit facility, were used to fund the purchase of Holdings and its related pulp production facility located in Lumberton, North Carolina.

         On August 30, 1996, the Company increased its borrowing capacity under its credit facility by $20.0 million to $155.0 million of which $107.8 million was available for borrowing at March 31, 1997.

         Cash provided by operating activities for the nine months ended March 31, 1997 was $73.5 million.

         During the three month period ended March 31, 1997, the Company repurchased 314,000 shares of common stock bringing the total shares repurchased during fiscal 1997 to 440,500, pursuant to a previously announced one million share repurchase plan.

     Subsequent Events
     -----------------
         On May 14, 1997, the Company made a tender offer of CDN $7.50 for all of the issued and outstanding common shares of Merfin. The offer is conditioned on at least 75% of the shares being tendered. The purchase price in US dollars would be approximately $200 million for the stock and assumed debt of Merfin. Merfin is headquartered near Vancouver, British Columbia and traded on the Toronto and Munich stock exchanges. If accepted by the shareholders, this purchase would be funded through a new bank credit facility with borrowing capacity of $275 million. This new credit facility would replace the current facility.

     Liquidity
     ---------
         The Company believes that its cash flow from operations, together with the borrowings available under its new bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund common stock repurchases, complete the Merfin tender offer, and service all debt requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


1.  Exhibit 27 Financial Data Schedule

2. The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE CELLULOSE CORPORATION


By:         /s/ DAVID B. FERRARO
    --------------------------------------
    David B. Ferraro, Director, President,
        and Chief Operating Officer

Date: May 15, 1997



By:        /s/ DAVID H. WHITCOMB
    --------------------------------------
    David H. Whitcomb, Vice President and
                Comptroller

Date: May 15, 1997