Form 10-K
period 1997-06-30
BUCKEYE CELLULOSE CORP
filed 1997-09-26
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

--------------------------------------------------------------------------------

                        Commission file number: 33-60032

                          Buckeye Cellulose Corporation
                  Incorporated pursuant to the Laws of Delaware

--------------------------------------------------------------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
               Title of Securities: Common Stock - $.01 par value
             Exchanges on which Registered: New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                    8-1/2% Senior Subordinated Notes due 2005
                    9-1/4% Senior Subordinated Notes due 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 22, 1997, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $473,176,000.

As of September 22, 1997, there were outstanding 18,705,193 Common Shares of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Cellulose Corporation's 1997 Annual Report are incorporated by reference into Part I and Part II. Portions of Buckeye Cellulose Corporation's 1997 Annual Proxy Statement are incorporated by reference into
Part III.

================================================================================

                                      INDEX

                          BUCKEYE CELLULOSE CORPORATION


ITEM                                                                        PAGE
                                PART I
 1.   Business..............................................................  2
 2.   Properties............................................................  6
 3.   Legal Proceedings.....................................................  6
 4.   Submission of Matters to a Vote of Security Holders...................  6

                               PART II
 5.   Market for the Registrant's Common Stock and Related Security
      Holder Matters........................................................  7
 6.   Selected Financial Data...............................................  7
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................  7
 8.   Financial Statements and Supplementary Data...........................  7
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..................................................  7

                              PART III
10.   Directors and Executive Officers of the Registrant....................  8
11.   Executive Compensation................................................  9
12.   Security Ownership of Certain Beneficial Owners and Management........  9
13.   Certain Relationships and Related Transactions........................  9

                               PART IV
14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K....... 10

                                OTHER
      Signatures............................................................ 13

                                     PART I

ITEM 1.   BUSINESS

     General

         Buckeye Cellulose Corporation (the Company or Buckeye) is a leading manufacturer and worldwide marketer of high-quality, value-added cellulose products. The Company focuses on a wide array of technically demanding niche markets in which its proprietary products and commitment to customer technical service give it a competitive advantage. Buckeye is the world's only manufacturer of both wood and cotton based specialty cellulose, as well as cellulose based air-laid nonwovens, and, as a result, produces the broadest range of cellulose products in the industry. The Company believes that it has a leading position in most of the high-end niche markets in which it competes. Buckeye's focus on niche markets has enabled it to maintain consistently strong margins.

     Company History

         The Company has participated in the specialty cellulose market for nearly 75 years and has developed uses for both wood and cotton based cellulose products. In March 1993, the Company began operations as Buckeye Cellulose Corporation and Buckeye Florida, Limited Partnership. Additional information required by this item is incorporated herein by reference to the Financial Review on pages 12-14 and Note 1, Accounting Policies, to the Consolidated Financial Statements on page 19 of the Company's 1997 Annual Report.

          During the period May 1996 (fiscal year 1996) through May 1997 (fiscal year 1997), the Company made three acquisitions. Two of the acquisitions, Peter Temming AG in May 1996 and Alpha Cellulose Holdings Inc. in September 1996, are producers of specialty cellulose. The third acquisition, Merfin International Inc., utilizes specialty cellulose to produce cellulose based air-laid nonwovens for absorbent applications. Further information on these acquisitions is incorporated herein by reference to Note 2, Business Combinations, to the Consolidated Financial Statements, on pages 21 and 22 of the Company's 1997 Annual Report.

         The Company is incorporated in Delaware and its executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Its telephone number is
(901) 320-8100.

     Products

          The Company is the only manufacturer offering cellulose based specialty products made from both wood and cotton utilizing both wet-laid and air-laid processes. As a result, the Company produces a broader range of cellulose based specialty products than any of its competitors.

          Additional information required by this item is incorporated herein by reference to the Letter to Shareholders on pages 2-3, specialty cellulose products on pages 4-7, absorbent cellulose products on pages 8-11, and the Financial Review on pages 12-14 of the Company's 1997 Annual Report.

     Raw Materials

          Slash pine timber and cotton linters are the principal raw materials used in the manufacture of the Company's specialty cellulose and absorbent cellulose products. They represent the largest components of the Company's variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into various timber purchase agreements. Additional information required by this item is incorporated herein by reference to Note 13, Purchase Commitments, to the Consolidated Financial Statements which appears on page 27 of the Company's 1997 Annual Report.

         The Company purchases cotton linters either directly from cotton seed oil mills which remove these short, fuzzy linters before processing the seed into vegetable oil and animal feed or indirectly through agents or brokers. The Memphis Plant is strategically located in the Mississippi Valley, one of the largest cotton linter producing regions in the world. Generally, the Company purchases substantially all of its requirements of cotton linters for the Memphis and Lumberton plants domestically. The Glueckstadt plant purchases cotton linters principally from suppliers in the Middle East.

         The cost of both slash pine timber and cotton linters is subject to market fluctuations caused by supply and demand factors beyond the Company's control.

     Sales and Customers

          The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in Memphis, Tennessee, and Geneva, Switzerland. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales of specialty cellulose and absorbent cellulose products are distributed to customers worldwide. The Company's fiscal 1997 sales reflect this geographic diversity, with 30% of sales in the United States, 41% in Europe, 19% in Asia and 10% in other regions. Geographic segment data and export sales data is included in Note 11, Geographic Reporting, to the Consolidated Financial Statements which appears on page 27 of the Company's 1997 Annual Report, and is incorporated herein by reference.

          The high-end, technically demanding specialty niches that Buckeye serves require a high level of sales and technical service support. The Company's technically trained sales and service engineers are experienced employees who typically begin their careers in the Company's manufacturing or product development operations. These professionals work with customers in their plants to design products tailored precisely to their needs and manufacturing processes.

          Procter & Gamble, the world's largest diaper manufacturer, is the Company's largest customer, accounting for 32% of the Company's fiscal 1997 gross sales. The Company and Procter & Gamble have entered into a long-term Pulp Supply Agreement, which requires Procter & Gamble to purchase specified tonnages of the Company's fluff pulp annually through the year 2002. Shipments of fluff pulp under the Pulp Supply Agreement are made to Procter & Gamble affiliates worldwide, as directed by Procter & Gamble. The price of the fluff pulp sold pursuant to the Pulp Supply Agreement is based in the first six years of the Pulp Supply Agreement's term on a formula specified in the Pulp Supply Agreement. Pricing in the years 1999 and 2000 will be at the higher of the contract formula price or market, and pricing in the years 2001 and 2002 will be at market. The formula price has three components: (i) a periodic margin adjustment, (ii) a general escalation component based on Consumer Price Index changes, and (iii) a provision to adjust for all actual changes in the price of timber, the major raw material component of the pulp purchased under the contract. Buckeye's next four largest customers in aggregate account for 15% of gross sales.

          Approximately 95% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations.Because the cost of shipping is borne by the customer, Buckeye's margin on a sale to any given customer is similar regardless of a customer's location. The Company's products are shipped by rail, truck and ocean carrier.

     Research and Development

         The Company's research and development activities focus on developing new specialty cellulose and absorbent products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. Buckeye has pilot plant facilities in which to produce experimental cellulose products for qualification in customers' plants. The Company has a history of innovation in specialty cellulose products.

         The acquisition of Merfin brings added capability in the research and development of new air-laid absorbent products. Merfin is a leader in the development of multi-bonded composite products which combine air-laid cellulose fibers and synthetic fibers.

         Research and development costs of $8.4 million, $5.4 million, and $4.7 million were charged to expense as incurred for the years ended June 30, 1997, 1996 and 1995, respectively.

     Competition

         Buckeye's competitors include the following: Alfa Cellulosa de Mexico S.A. (Mexico), Borregaard Industries, Limited (Norway), Georgia-Pacific
Corporation  (U.S.),  International  Paper  Company  (U.S.),   Louisiana-Pacific
Corporation (U.S.), Rayonier, Inc. (U.S.), Sappi Limited (South Africa), Southern Cellulose Products Inc. (U.S.), Tembec Inc. (Canada), Western Pulp Limited Partnership (Canada), Weyerhaeuser Company (U.S.), Fort James (U.S.), UPM-Kymmene Corporation (Finland), Duni AB (Sweden), Moelnlycke (Sweden), Personal Care Group (U.S.), Hosposables (U.S.), Honshu (Japan), Havix (Japan), Hsing Less (Taiwan), Spontex (U.K.), and Concert Industries (Canada). Competition is based on product performance, technical service, and, to a lesser extent, price. Southern Cellulose Products Inc. is owned by Archer Daniels Midland, a subsidiary of which supplies cotton linters to the Company.

     Intellectual Property

         The Company has registered trademarks and U.S. and foreign patents appropriate for the conduct of its business.

     Inflation

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

     Seasonality

         The  Company's   business  has  generally  not  been  seasonal  to  any
significant extent.

     Employees

          On June 30, 1997, the Company employed approximately 1,725 individuals at its facilities in Memphis, Tennessee; Perry, Florida; Lumberton and King, North Carolina; Savannah, Georgia; Glueckstadt, Germany; Delta, Canada; Cork, Ireland; and Geneva, Switzerland. Collective bargaining agreements are in place at the Foley Plant with the United Paper Workers International Union, AFL-CIO, Local #1192; and at the Memphis Plant with the Local Union 910 Pulp and Processing Workers and the Retail, Wholesale, and Department Store Union, AFL-CIO. The agreement for the Foley Plant expires April 1, 1998. The agreement for the Memphis Plant expires March 18, 2000. A Works Council provides employee representation for all non-management workers at the Glueckstadt Plant. The Lumberton, Delta, Cork, and King plants are not unionized.

         None of the Company's facilities have had labor disputes or work stoppages in recent history. The Foley Plant has not experienced any work stoppages due to labor disputes in over 25 years, and the Memphis Plant has not experienced any work stoppages due to labor disputes in over 45 years. The Company believes its relationship with its employees is very good.

     Environmental Regulations and Liabilities

         The Company is subject to various environmental laws and regulations. The Company has reached an agreement (the Fenholloway Agreement) with the Florida Department of Environmental Protection based upon the results of an environmental study of the Company's operations. In order to comply with the Fenholloway Agreement, the Company expects future capital expenditures of approximately $40 million through 2000 to modify its facilities. In addition to the cost of compliance with the Fenholloway Agreement, the cost of future compliance with other environmental regulations will depend on environmental regulations which are subject to change and the subsequent definition of the necessary technology to meet the changing regulations. Therefore, it is difficult to determine the total amount of expenditures that may be required in the future.

         The Foley Plant is on the EPA CERCLIS list of potential hazardous substance release sites prepared pursuant to CERCLA. The EPA conducted a site investigation in early 1995. Although the Company considers it unlikely that the Foley Plant will be listed on the CERCLA National Priorities List and hence require remedial action, the possibility of such listing cannot be ruled out. If the site were to be placed on the National Priorities List, the costs associated with conducting a CERCLA remedial action could be material.

     Safe Harbor Provisions

         This document contains various forward-looking statements and information which is based on management's beliefs as well as assumptions made by and information currently available to management. Statements in this document which are not historical statements are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including among other things, pricing fluctuations and worldwide economic conditions; the Company's dependence on its largest customer, Procter & Gamble; fluctuation in the costs of raw materials; competition; inability to predict the scope of future environmental compliance costs or liabilities; and the ability of the Company to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected.

ITEM 2.   PROPERTIES

     Corporate Headquarters and Sales Offices. The Company's corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. The Company owns the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, and the Glueckstadt Plant and leases buildings which house the Delta, Canada Plant and the King, North Carolina Plant. The sales offices in Geneva, Switzerland and distribution facilities in Savannah, Georgia are also leased.

     Memphis Plant. The Memphis Plant is located on an approximately 75-acre site adjacent to the headquarters complex. During fiscal 1996, its capacity was expanded to approximately 100,000 annual metric tons of cotton cellulose.

     Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site. The Company also owns 13,000 acres of real property near the plant site. The Foley Plant has capacity of approximately 450,000 annual metric tons of wood cellulose.

     Glueckstadt Plant. The Glueckstadt Plant is located in close proximity to the Elbe River near Hamburg. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons and is the largest cotton cellulose plant in Europe.

     Lumberton Plant. The Lumberton Plant, which is located on an approximately 65-acre site, has a capacity of approximately 50,000 annual metric tons of cotton cellulose.

     Air-laid Plants. The Delta Plant has a total capacity of approximately 25,000 annual metric tons of air-laid nonwoven fabric from two production lines. The Cork Plant is in the process of starting up and will have a capacity of approximately 15,000 annual metric tons of air-laid nonwoven fabric from its existing single production line. The King Plant converts air-laid fabrics and wet-laid paper into wipes, towels and tissues for industrial and commercial uses.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDER MATTERS

     Information   required  by  this  item  is  set  forth  under  the  caption
"Shareholder Information" on page 32 in the Company's 1997 Annual Report and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     Information required by this item is set forth under the caption "Selected Financial Data" on page 30 in the Company's 1997 Annual Report and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is set forth under the caption "Financial Review" on pages 12-14 in the Company's 1997 Annual Report and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth on pages 15-29 in the Company's 1997 Annual Report and are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and positions held by the executive officers of the Company on September 19, 1997 are:

                                                                      Elected to
                                                                        Present
        Name            Age              Position                      Position
====================    ===   ==================================      ==========

 Robert E. Cannon*      67    Chairman of the Board, Chief            March 1993
                              Executive Officer and Director

 David B. Ferraro*      59    President, Chief Operating Officer      March 1993
                              and Director

 Henry P. Doggrell**    49    Sr. Vice President/Corporate             July 1997
                              Affairs and General Counsel

 George B. Ellis*       57    Sr. Vice President/Manufacturing-        July 1997
                              Specialty Cellulose

 Edward A. Eppinger*    59    Sr. Vice President/Manufacturing-        July 1997
                              Absorbent Products

 Paul N. Horne*         41    Sr. Vice President/Commercial-           July 1997
                              Specialty Cellulose

 B. Jerry L. Huff*      58    Sr. Vice President/Upstream              July 1997
                              Research & Development

 Kristopher J.          35    Sr. Vice President/Commercial-           July 1997
 Matula**                     Absorbent Products

 David H. Whitcomb*     57    Sr. Vice President/Finance & Accounting  July 1997

----------
    * All of the above Executive Officers have been employed by the Company since its beginning in March 1993 and had been employees of The Procter & Gamble Company, C&S Division (the C&S Division), prior to the purchase of C&S Division assets by Buckeye, except Messrs. Doggrell and Matula.

    ** Prior to joining Buckeye in June 1996, Mr. Doggrell was a partner in the law firm, Baker Donelson Bearman & Caldwell, from 1988 until May 30, 1996 and represented the Company as its primary legal counsel since March 1993. Prior to joining the Company in March 1994, Mr. Matula held various strategic planning and finance positions at The Procter & Gamble Company, from August 1991 until March 1994.

Additional   information   relating  to  Directors  and  Executive  Officers  is
incorporated herein by reference to pages 2-3 of the Company's 1997 Annual Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

    Information relating to this item is set forth on pages 7-8 of the Company's 1997 Annual Proxy Statement and is incorporated herein by reference, but does not include the "Report of the Compensation Committee" on pages 5-6.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to this item is set forth under the caption "Security Ownership of Company's Directors and Executive Officers and Certain Other Beneficial Owners" on pages 10-11 in the Company's 1997 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Information   relating   to  this  item  is  set  forth  under  the  caption
"Transactions with Executive Officers, Directors and Others" on page 12 in the Company's 1997 Annual Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          The following report of independent auditors and financial statements are incorporated by reference in Part II, Item 8:

          - Consolidated Statements of Income -- For the years ended June 30, 1997, 1996 and 1995
          -  Consolidated Balance  Sheets -- June  30, 1997 and 1996
          - Consolidated Statements of Stockholders' Equity -- For the years ended June 30, 1997, 1996 and 1995
          -  Consolidated Statements of Cash Flows -- For the years ended
             June 30, 1997, 1996 and 1995
          -  Notes to Consolidated Financial Statements
          -  Report of Management
          -  Report of Independent Auditors

     (2)  Financial Statement Schedule

          - Schedule II - Valuation and Qualifying Accounts . See page 12 of this document.
          - All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

     (3)  Listing of Exhibits
           3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended through November 20, 1995. *
           3.2   Amended and Restated By-laws of the Registrant. *
           4.1 First Amendment to the Rights Agreement. (The Rights Agreement was filed on Form 8-A, November 20, 1995.)
           10.1 Amended and Restated Registration Agreement by and among the Registrant, Madison Dearborn Capital Partners, L.P. and the named "Executives". *
           10.2 Umbrella Agreement dated January 18, 1996 by and among Peter Temming AG--Specialty Pulp Business, Peter Temming AG, Steinbeis Temming Papier GmbH and Steinbeis Temming Papier GmbH & Co. **
           10.3  1995 Management Stock Option Plan of the Registrant. *
           10.4 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant. *
           10.5  Form of Management Stock Option Subscription Agreement. *
           10.6  Form of Stock Option Subscription Agreement. *
           10.7 First Supplemental Indenture, dated as of November 21, 1995 between the Registrant and Bankers Trust Company to Indenture dated as of May 27, 1993. ***
           10.8 Indenture dated as of November 28, 1995 between the Registrant and Union Planters National Bank. ***

           10.9 Stock Purchase Agreement dated April 26, 1996 among the Registrant, Stonebridge Partners Equity Fund, L.P., Alpha Cellulose Associates I, L.P., Alpha Cellulose Associates II, L.P., Stonebridge Partners Management, L.P., as nominee for P&C Venture Corp. and Dawkes Corporation, John P. Flanagan, Michael M. Brown, Janice S. Valenta, John F. Manning,
                 Ken L.Wilcox, Albert A. Bounds, Jr., Ralph Bolin, Charles P. Oxendine and James R. Israelson. ***
           10.10 The Formula Plan for Non-Employee Directors. ***
           10.11 Company Stock Repurchase Agreement dated as of June 3, 1996 between BKI Investment Corp.and Madison Dearborn Capital Partners, L.P. ***
           10.12 Offer to Purchase for Cash all of the Common Shares of Merfin International Inc. at a price of Cdn. $6.00 per Common Share by Buckeye Acquisition Inc. dated March 25, 1997. ****
           10.13 Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of Merfin International Inc. at a price of Cdn. $6.00 per Common Share by Buckeye Acquisition, Inc. dated April 15, 1997. ****
           10.14 Second Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of Merfin International Inc. at an increased price of Cdn. $6.50 per Common Share by Buckeye Acquisition Inc. dated April 25, 1997. ****
           10.15 Third Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of Merfin International Inc. at an increased price of $7.00 per Common Share by Buckeye Acquisition Inc. dated May 5, 1997. ****
           10.16 Fourth Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of Merfin International Inc. at an increased price of $7.50 per Common Share by Buckeye Acquisition Inc. dated May 15, 1997. ****
           10.17 Credit Agreement dated as of May 28, 1997 among the Registrant, Fleet National Bank; SunTrust Bank, Central Florida, N.A.; Toronto Dominion (Texas), Inc.; and the other lenders party thereto.
           13.1  Buckeye Cellulose Corporation 1997 Annual Report.
           21.1  Subsidiaries of the Registrant.
           23.0  Consent of Ernst & Young LLP.
           27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1997, the following current reports were filed on Form 8-K:

     - Report dated June 10, 1997, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

 --------------
     * Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and as amended on October 30, 1995 and November 21, 1995.
     ** Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 2, 1996.
     *** Incorporated by reference to the Registrant's Registration Statement on Form S-3, File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
     **** Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 10, 1997.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                             Column B            Column C              Column D       Column E
                                           -----------   -------------------------    ----------      ----------
                                                               Additions
                                                         -------------------------
                                             Balance      Charged       Charged                       Balance
                                             at           to            to                            at
                                             Beginning    Cost          Other         (a)             End
                                             of           and           Accounts      Deductions      of
              Description                    Period       Expenses      --Describe    --Describe      Period
-----------------------------------------  -----------    ---------     ----------    ----------      ----------

Year Ended June 30, 1997
Deducted from asset accounts:                                                (b)
Allowance for doubtful accounts.........        $980         $--          $591           $(249)        $1,322
                                              ======        ====         ======        ========        ======

Year Ended June 30, 1996
Deducted from asset accounts:
Allowance for doubtful accounts.........      $1,152         $--           $--           $(172)          $980
                                              ======        ====         ======        ========        ======

Year Ended June 30, 1995
Deducted from asset accounts:
Allowance for doubtful accounts.........      $2,494        $500           $--         $(1,842)        $1,152
                                              ======        ====         ======        ========        ======

----------------------------
(a)  Uncollectible accounts written off, net of recoveries.
(b)  Acquired allowance for doubtful accounts at the date of acquisition.

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Cellulose Corporation


By:  /s/  ROBERT E. CANNON
   -----------------------------------------------
   Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
   Date: September 26, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  ROBERT E. CANNON
   -----------------------------------------------
   Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
   Date: September 26, 1997


By:  /s/  DAVID B. FERRARO
   -----------------------------------------------
   David B. Ferraro, Director, President and Chief Operating Officer
   Date: September 26, 1997


By:  /s/  SAMUEL M. MENCOFF
   -----------------------------------------------
   Samuel M. Mencoff, Director
   Date: September 26, 1997


By:  /s/  HARRY J. PHILLIPS, SR.
   -----------------------------------------------
   Harry J. Phillips, Sr., Director
   Date: September 26, 1997


By:  /s/  DAVID H. WHITCOMB
   -----------------------------------------------
   David H. Whitcomb, Sr. Vice President
   Date: September 26, 1997