Form 10-Q
period 1997-09-30
BUCKEYE CELLULOSE CORP
filed 1997-11-14
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                   -------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                   -------------------------------------------
                        Commission file number: 33-60032

                            BUCKEYE TECHNOLOGIES INC.
                    (formerly Buckeye Cellulose Corporation)

                  Incorporated pursuant to the Laws of Delaware

                   -------------------------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                   -------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  XX     No
                                        ----       ----

As of November 10, 1997, there were outstanding 18,598,598 Common Shares of the Registrant.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

     ---------------------------------------------------------------------

ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

 1.  Financial Statements (Unaudited):

     Condensed  Consolidated  Statements of Income for the Three Months
        Ended September 30, 1997 and 1996..................................   3

     Condensed Consolidated Balance Sheets as of September 30, 1997 and
        June 30, 1997......................................................   4

     Condensed Consolidated  Statements  of Cash  Flows  for  the  Three
        Months Ended September 30, 1997 and 1996...........................   5

     Notes to Condensed Consolidated Financial Statements..................   6

 2.  Management's  Discussion  and  Analysis  of  Financial  Condition
        and Results of Operations..........................................   8


                           PART II - OTHER INFORMATION

 6.  Exhibits and Reports on Form 8-K......................................   9


                                  SIGNATURES...............................  10

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                        (In thousands, except share data)


                                                         Three Months Ended
                                                             September 30
                                                       -----------------------
                                                          1997          1996
                                                       ----------   ----------

Net sales ..........................................   $  153,313   $  126,514
Cost of goods sold .................................      111,172       94,196
                                                       ----------   ----------
Gross margin .......................................       42,141       32,318

Selling, research and administrative expenses ......       11,372        7,775
                                                       ----------   ----------
Operating income ...................................       30,769       24,543

Net interest expense and amortization of debt costs.        9,344        6,318
Other ..............................................          668          140
                                                       ----------   ----------

Income before income taxes .........................       20,757       18,085
Income taxes .......................................        7,596        6,143
                                                       ----------   ----------
Net income .........................................   $   13,161   $   11,942
                                                       ==========   ==========

Net income per share ...............................   $     0.70   $     0.62
                                                       ==========   ==========
Weighted average shares outstanding ................   18,708,845   19,249,995
                                                       ==========   ==========

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)

                                                     September 30     June 30
                                                         1997           1997
                                                     -----------     ----------
Assets
Current assets:
   Cash and cash equivalents .....................    $       -       $  5,164
   Short-term investments ........................        2,900          2,900
   Accounts receivable--net ......................       77,693         79,703
   Inventories ...................................      104,080        107,390
   Deferred income taxes and other ...............        6,286          5,966
                                                      ----------     ----------
   Total current assets ..........................      190,959        201,123
Property, plant and equipment ....................      477,151        469,629
Less allowances for depreciation .................      (95,059)       (86,952)
                                                      ----------     ----------
                                                        382,092        382,677
Goodwill .........................................      140,250        140,845
Deferred debt costs and other ....................        9,516         12,819
                                                      ==========     ==========
   Total assets ..................................    $ 722,817      $ 737,464
                                                      ==========     ==========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ..............................    $  21,617      $  29,761
   Accrued expenses ..............................       50,209         49,830
   Notes payable .................................        3,398          3,440
                                                      ----------     ----------
   Total current liabilities .....................       75,224         83,031
Noncurrent liabilities:
   Long-term debt ................................      462,261        474,631
   Accrued postretirement benefit obligation .....       14,447         14,208
   Deferred income taxes .........................       30,767         29,846
   Other liabilities .............................        3,157          7,558
Stockholders' equity .............................      136,961        128,190
                                                      ==========     ==========
   Total liabilities and stockholders' equity ....    $ 722,817      $ 737,464
                                                      ==========     ==========

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                           Three Months Ended
                                                              September 30
                                                         ---------------------
                                                            1997        1996
                                                         ---------   ---------
OPERATING ACTIVITIES
Net income ............................................  $ 13,161    $ 11,942
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation .......................................     8,949       7,008
   Amortization and other .............................     2,525       1,456
   Deferred income taxes ..............................       961         905
   Changes in operating assets and liabilities:
     Accounts receivable ..............................     1,972      10,032
     Inventories ......................................     3,268      (4,228)
     Other assets .....................................       (46)      1,780
   Accounts payable and other current liabilities .....    (9,108)     (4,614)
                                                         ---------    --------
   Net cash provided by operating activities ..........    21,682      24,281

INVESTING ACTIVITIES
Acquisition of businesses .............................    (3,869)    (60,774)
Net purchases of property, plant and equipment ........   (10,018)    (12,155)
Other .................................................      --           (85)
                                                         ---------    --------
Net cash used in investing activities .................   (13,887)    (73,014)

FINANCING ACTIVITIES
Purchase of treasury shares ...........................    (2,662)    (50,000)
Proceeds from sale of equity interests ................       703        --
Net borrowings under revolving line of credit .........    10,925       9,297
Proceeds from long term debt ..........................      --        99,450
Principal payments on long term debt and other ........   (21,907)       --
Payments for debt issuance costs ......................      --        (3,624)
                                                         ---------   ---------
Net cash provided by (used in) financing activities ...   (12,941)     55,123
Effect of foreign currency rate fluctuations on cash ..       (18)         29
                                                         ---------   ---------
Increase (decrease) in cash and cash equivalents ......    (5,164)      6,419
Cash and cash equivalents at beginning of period ......     5,164        --
                                                         ---------   ---------
Cash and cash equivalents at end of period ............  $   --      $  6,419
                                                         =========   =========

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-------------------------------
NOTE A -- BASIS OF PRESENTATION
-------------------------------

          The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. (formerly Buckeye Cellulose Corporation) and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

------------------------------
NOTE B -- BUSINESS COMBINATION
------------------------------

          On September 1, 1996, the Company acquired all of the issued and outstanding stock of Alpha Cellulose Holdings, Inc. (Alpha). On May 28, 1997, the Company's wholly owned subsidiary, Buckeye Acquisition Inc. (BAI), acquired 97.5% of the common shares of Merfin International Inc (Merfin). On July 30, 1997, BAI acquired the remaining outstanding common shares of Merfin. These transactions were as discussed and disclosed in the annual report. The consolidated operating results of Alpha and Merfin have been included in the consolidated statements of income from the respective date of acquisition.

         The following unaudited pro forma results of operations assume that the acquisitions of Alpha and Merfin occurred as of the beginning of the periods presented.

                                                      Three Months Ended
                                                         September 30
                                              --------------------------------
                                                  1997                1996
                                              -------------        -----------
                                           (In thousands, except per share data)
        Net sales........................        $153,313           $148,527
        Net income.......................          13,161              6,854
        Net income per common share......             .70                .35

         Pro forma results of operations for the three months ended September 30, 1996 include certain non-recurring charges incurred by Alpha prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $1.8 million or $.09 per share.

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above dates, nor is it necessarily indicative of future operating results.

---------------------
NOTE C -- INVENTORIES
---------------------

        The components of inventory consist of the following:

                                             September 30          June 30
                                                 1997               1997
                                             ------------        ------------
                                                      (In thousands)
        Raw materials....................      $ 21,968            $ 25,409
        Finished goods...................        63,995              63,932
        Storeroom and other supplies.....        18,117              18,049
                                             ============        ============
                                               $104,080            $107,390
                                             ============        ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective October 21, 1997, the Company changed its name from Buckeye Cellulose Corporation to Buckeye Technologies Inc. to reflect the breadth of technologies that are utilized in its growing and diverse business.

---------------------
Results of Operations
---------------------

          Net sales for the three months ended September 30, 1997 were $153.3 million compared to $126.5 million for the same period in 1996, an increase of $26.8 million or 21.2%. The increase was primarily due to the acquisition of two new businesses: Alpha on September 1, 1996 and Merfin on May 28, 1997.

         Operating income for the quarter ended September 30, 1997 was $30.8 million compared to $24.5 million for the same period in 1996, an increase of $6.3 million or 25.4%. The increase is due to the higher sales volume, discussed previously, plus lower raw material costs. Selling, research and administrative expenses increased by $3.6 million as the result of increased employment, the new business acquisitions, and the amortization of the non-compete agreement associated with Alpha.

         Net interest and amortization of debt costs for the quarter ended September 30, 1997 were $9.3 million compared to $6.3 million for the same period in 1996, an increase of $3.0 million. This increase was due to higher average debt balances.

         The effective income tax rate increased to 36.6% for the quarter ended September 30, 1997 as compared to 34% for the same period in 1996.

         The Company's net income for the quarter ended September 30, 1997 was $13.2 million, or $.70 per share, compared to $11.9 million or $.62 per share for the same period of the prior year.

-------------------
Financial Condition
-------------------

     Cash Flow
     ---------
          Cash provided by operating activities for the quarter ended September 30, 1997 was $21.7 million. These funds were used, along with additional borrowings from the credit facility, to repay certain European bank and other loans and to acquire the remaining outstanding stock of Merfin. During the three month period ended September 30, 1997, the Company repurchased 70,000 shares of common stock bringing the total shares repurchased to 659,500, pursuant to a previously announced one million share repurchase plan.

     Liquidity and Capital Resources
     -------------------------------
          The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund any common stock repurchases, and service all debt requirements for the foreseeable future. At September 30, 1997, the Company had unused borrowing capacity of approximately $84.0 million on its bank credit facility.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


1.     Exhibit 27 Financial Data Schedule


2.     Reports on 8-K

       During the quarter ended September 30, 1997, the following report was filed on Form 8-K:

         - Report dated August 11, 1997, pursuant to Item 2 and Item 7 of that form. Financial statements filed were:

            -- Pro forma Financial Information

            -- Audited Consolidated Financial Statements of Merfin International
               Inc. for the year ended December 31, 1996.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE TECHNOLOGIES INC.


By:       /s/ DAVID B. FERRARO
   ------------------------------------------------------------------
   David B. Ferraro, Director, President, and Chief Operating Officer
   Date: November 14, 1997


By:       /s/ DAVID H. WHITCOMB
   ------------------------------------------------------------------
   David H. Whitcomb, Sr. Vice President-Finance
   Date: November 14, 1997