Form 10-Q
period 1997-12-31
BUCKEYE CELLULOSE CORP
filed 1998-02-13
CIK 899597

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ------------------------------------------
                                    FORM 10-Q
                  ------------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                  ------------------------------------------

                        Commission file number: 33-60032

                            BUCKEYE TECHNOLOGIES INC.
                    (formerly Buckeye Cellulose Corporation)

                  incorporated pursuant to the Laws of Delaware

                  ------------------------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                  ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes XX   No

As of February 12, 1998, there were outstanding 18,402,646 Common Shares of the Registrant.

================================================================================

                           BUCKEYE TECHNOLOGIES INC.
                                      INDEX
ITEM                                                                        PAGE
----                                                                        ----

                         PART I - FINANCIAL INFORMATION

1.   Financial Statements (Unaudited):

     Condensed Consolidated Statements of Income for the Three Months
     Ended December 31, 1997 and 1996; Six Months Ended December 31,
     1997 and 1996 ............................................................3

     Condensed Consolidated  Balance Sheets as of
     December 31, 1997 and June 30, 1997.......................................4

     Condensed  Consolidated  Statements of Cash Flows for the Six Months
     Ended December 31, 1997 and 1996..........................................5

     Notes to Condensed Consolidated Financial Statements......................6

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................9


                           PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of Security Holders......................11
6.   Exhibits and Reports on Form 8-K.........................................11

                                  SIGNATURES                                  12

                            BUCKEYE TECHNOLOGIES INC.
                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                        (In thousands, except share data)

                                                   -------------------   -------------------
                                                   Three Months Ended      Six Months Ended
                                                      December 31             December 31
                                                   -------------------   -------------------
                                                     1997       1996       1997       1996
                                                   --------   --------   --------   --------
Net sales ......................................   $153,610   $142,992   $306,923   $269,506
Cost of goods sold .............................    113,254    107,078    224,426    201,274
                                                   --------   --------   --------   --------
Gross margin ...................................     40,356     35,914     82,497     68,232

Selling, research and administrative expenses ..     10,136      9,086     21,508     16,861
                                                   --------   --------   --------   --------
Operating income ...............................     30,220     26,828     60,989     51,371

Net interest expense and amortization of debt costs   9,258      6,642     18,602     12,960
Other ..........................................        354        282      1,022        422
                                                   --------   --------   --------   --------

Income before income taxes .....................     20,608     19,904     41,365     37,989
Income taxes ...................................      7,270      7,147     14,866     13,290
                                                   --------   --------   --------   --------

Net income .....................................   $ 13,338   $ 12,757   $ 26,499   $ 24,699
                                                   ========   ========   ========   ========

Net income per share ...........................   $   0.72   $   0.66   $   1.42   $   1.28
                                                   ========   ========   ========   ========
Net income per share - assuming dilution .......   $   0.69   $   0.65   $   1.38   $   1.27
                                                   ========   ========   ========   ========

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                -------------------------------
                                                 December 31        June 30
                                                     1997             1997
                                                 -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents................    $        -       $    5,164
    Short-term investments...................         2,900            2,900
    Accounts receivable - net................        81,535           79,703
    Inventories..............................       103,943          107,390
    Deferred income taxes and other..........         5,091            5,966
                                                 -------------    -------------
           Total current assets..............       193,469          201,123
Property, plant and equipment................       485,014          469,629
Less allowances for depreciation.............      (104,593)         (86,952)
                                                 -------------    -------------
                                                    380,421          382,677
Goodwill.....................................       136,222          140,845
Deferred debt costs and other................        10,346           12,819
                                                 -------------    -------------
           Total assets......................      $720,458         $737,464
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................       $23,048          $29,761
  Accrued expenses...........................        41,524           49,830
  Notes payable..............................         2,511            3,440
                                                 -------------    -------------
           Total current liabilities.........        67,083           83,031
Noncurrent liabilities:
  Long-term debt.............................       464,304          474,631
  Accrued postretirement benefit obligation..        14,683           14,208
  Deferred income taxes......................        30,680           29,846
  Other liabilities..........................         2,658            7,558
Stockholders' equity.........................       141,050          128,190
                                                 -------------    -------------
  Total liabilities and stockholders' equity.      $720,458         $737,464
                                                 =============    =============

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          --------------------
                                                            Six Months Ended
                                                              December 31
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
OPERATING ACTIVITIES
Net income .............................................. $ 26,499    $ 24,699
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ........................................   18,532      14,559
    Amortization and Other ..............................    4,548       3,548
    Deferred income taxes ...............................      974       4,162
    Changes in operating assets and liabilities:
      Accounts receivable ...............................     (794)      5,584
      Inventories .......................................    2,936       6,824
      Other assets ......................................      574       3,978
      Accounts payable and other current liabilities ....  (16,210)    (14,737)
                                                          ---------    --------
   Net cash provided by operating activities ............   37,059      48,617

INVESTING ACTIVITIES
Acquisition of businesses ...............................   (3,869)    (60,189)
Net purchases of property, plant and equipment ..........  (23,084)    (22,614)
Other ...................................................      (44)        (85)
                                                           --------    --------
Net cash used in investing activities ...................  (26,997)    (82,888)

FINANCING ACTIVITIES
Purchase of treasury shares .............................   (7,362)    (53,344)
Proceeds from sale of equity interests ..................    1,219          19
Net borrowings under revolving line of credit ...........   25,006      (8,094)
Proceeds from long term debt ............................      --       99,449
Principal payments on long term debt and other ..........  (33,978)        --
Payments for debt issuance costs ........................     --        (3,777)
                                                          ---------    --------
Net cash provided by (used in) financing activities .....  (15,115)     34,253
Effect of foreign currency rate fluctuations on cash ....     (111)         18
                                                          ---------    --------
Increase (decrease) in cash and cash equivalents ........   (5,164)        --
Cash and cash equivalents at beginning of period ........    5,164         --
                                                          ---------    --------
Cash and cash equivalents at end of period .............. $   --       $   --
                                                          =========    ========

                             See accompanying notes

                            BUCKEYE TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. (formerly Buckeye Cellulose Corporation) and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

NOTE B -- BUSINESS COMBINATION

        On September 1, 1996, the Company acquired all of the issued and outstanding stock of Alpha Cellulose Holdings, Inc. (Alpha). On May 28, 1997, the Company's wholly owned subsidiary, Buckeye Acquisition Inc. (BAI), acquired 97.5% of the common shares of Merfin International Inc. (Merfin). On July 30, 1997, BAI acquired the remaining outstanding common shares of Merfin. These transactions were as discussed and disclosed in the annual report. The consolidated operating results of Alpha and Merfin have been included in the consolidated statements of income from the respective date of acquisition.

        The following unaudited pro forma results of operations assume that the acquisitions of Alpha and Merfin occurred as of the beginning of the periods presented.

                                                        Six Months Ended
                                                          December 31
                                                 ---------------------------
                                                     1997             1996
                                                 ----------       ----------
                                                  (In thousands, except per
                                                         share data)
   Net sales...................................    $306,923        $306,172
   Net income..................................      26,499          18,253
   Net income per share........................        1.42            0.95
   Net income per share - assuming dilution....        1.38            0.94

        Pro forma results of operations for the six months ended December 31, 1996 include certain non-recurring charges incurred by Alpha prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $1.8 million or $0.09 per share.

        The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above dates, nor is it necessarily indicative of future operating results.

                            BUCKEYE TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C -- INVENTORIES

        The components of inventory consist of the following:

                                               ---------------------------
                                                December 31       June 30
                                                    1997           1997
                                               ---------------------------
                                                      (In thousands)
       Raw materials.........................    $ 23,148        $ 25,409
       Finished goods........................      62,313          63,932
       Storeroom and other supplies..........      18,482          18,049
                                               ===========================
                                                 $103,943        $107,390
                                               ===========================

NOTE D -- EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate net income per share in the Condensed Consolidated Statements of Income:

                                             ------------------------     -------------------------
                                                 Three Months Ended            Six Months Ended
                                                    December 31                  December 31
                                             ------------------------     -------------------------
                                                1997        1996            1997             1996
                                             ------------------------     -------------------------
NUMERATOR:
Net income for basic and dilutive earnings
    per share ............................   $13,338,000   $12,757,000    $26,499,000   $24,699,000

DENOMINATOR:
Weighted average shares outstanding - used
    for basic earnings per share .........    18,630,300    19,252,813     18,669,398    19,251,404
Effect of dilutive options ...............       588,718       251,748        540,135       235,877
                                             -------------------------    -------------------------
Denominator for diluted earnings per share    19,219,018    19,504,561     19,209,533    19,487,281

Net income per share .....................   $      0.72    $     0.66     $     1.42    $     1.28
                                             =========================     ========================

Net income per share - assuming dilution..   $      0.69    $     0.65     $     1.38    $     1.27
                                             =========================     ========================

        During the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1997 and 1996, there were 4,728; 25,000; 2,364; and 16,168, respectively, of outstanding options which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock for the period.

                            BUCKEYE TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- FOREIGN CURRENCY TRANSLATION

        The Company's net investment in foreign operations is subject to foreign currency translation gains and losses, which are included as a separate component of stockholders' equity. The decline in the value of the Canadian dollar, the Irish punt and the Deutsche mark as compared to the U.S. dollar has resulted in an equity translation loss of $5.3 and $8.1 million for the three and six months ended December 31, 1997, respectively.

NOTE F -- RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and will become effective for the Company's 1999 fiscal year, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally includes changes in stockholders' equity such as foreign currency translation gains and losses. The Company is evaluating alternative formats for presenting this information.

        In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 will become effective for the Company's 1999 fiscal year and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

NOTE G -- SUBSEQUENT EVENTS

        On January 21, 1998, the Board of Directors of the Company declared a two-for-one stock split for shareholders of record as of February 10, 1998. The stock split will be payable in the form of a stock dividend of one share of common stock for each issued share of common stock. The stock split will be payable on February 17, 1998. Earnings per share presented elsewhere herein have not been adjusted to reflect this stock split.

          The Company expects to hold a Special Meeting on April 7, 1998, for shareholders of record on February 27, 1998, the purpose of which is to seek approval of amendments to the Company's second restated and amended certificate of incorporation, which will increase the number of authorized shares of Company common and preferred stock.

        On February 4, 1998, the Board of Directors of the Company authorized the repurchase of an additional one million shares of common stock. The repurchase authorization will be proportionally increased to reflect the two-for-one stock split previously discussed. Repurchased shares, which may be bought from time-to-time in open market or private transactions, will be held as treasury stock. They will be available for general corporate purposes, including the funding of employee benefit and stock related plans.

                            BUCKEYE TECHNOLOGIES INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
        Net sales for the three months ended December 31, 1997 were $153.6 million compared to $143.0 million for the same period in the prior fiscal year, an increase of $10.6 million or 7.4%. Net sales for the six month period ended December 31, 1997 were $306.9 million compared to $269.5 million for the same period in the prior fiscal year, an increase of $37.4 million or 13.9%. The increase for both the three and six month periods was primarily due to the acquisition of two new businesses: Alpha on September 1, 1996 and Merfin on May 28, 1997.

        Operating income for the three months ended December 31, 1997 was $30.2 million compared to $26.8 million for the same period in the prior fiscal year, an increase of $3.4 million or 12.6%. Operating income for the six months ended December 31, 1997 was $61.0 million compared to $51.4 million for the same period in the prior fiscal year, an increase of $9.6 million or 18.7%. The increase for both the three and six month periods is due to the higher sales volume, discussed previously, plus lower raw material costs. It is partially offset by higher selling, research and administrative costs in both periods. The increase in selling, research and administrative expenses was $1.1 million for the three month period and $4.6 million for the six month period ended December 31, 1997 compared to the same periods in the prior fiscal year. These increases were the result of increased employment, primarily in product development, the new business acquisitions, and the amortization of non-compete agreements associated with Alpha.

        Net interest expense and amortization of debt costs were $9.3 million for the three months and $18.6 million for the six months ended December 31, 1997. This is a $2.6 million and $5.6 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher average debt balances, resulting from the acquisitions.

        The Company's net income for the three month and six month period ended December 31, 1997 was $13.3 million or $0.69 per share on a diluted basis, and $26.5 million or $1.38 per share on a diluted basis, respectively, compared to $12.8 million or $0.65 per share on a diluted basis and $24.7 million or $1.27 per share on a diluted basis for the same periods of the prior year.

FINANCIAL CONDITION
-------------------

    Cash Flow

        Cash provided by operating activities for the six months ended December 31, 1997 was $37.1 million. These funds were used, along with additional borrowings from the credit facility, to repay certain Canadian bank, European bank, and other loans and to acquire the remaining outstanding stock of Merfin. During the six month period ended December 31, 1997, the Company repurchased 185,100 shares of common stock bringing the total shares repurchased to 774,600, pursuant to a one million share repurchase plan in effect since August 1996.

    Liquidity and Capital Resources

        The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund any common stock repurchases, and service all debt requirements for the foreseeable future. At December 31, 1997, the Company had unused borrowing capacity of approximately $78.3 million on its bank credit facility.

                            BUCKEYE TECHNOLOGIES INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


YEAR 2000 COMPLIANCE
--------------------

        The Company is dependent upon computerized information systems for all phases of its operations including production, distribution, and accounting. During the last three years, the Company has replaced substantially all financial systems, giving the Company the benefit of new technology and functionality while becoming year 2000 compliant. However, the financial systems of recent acquisitions are still being assessed for year 2000 compliance. The
Company's suppliers, distributors, and customers may also have year 2000 problems which could affect the Company. The Company is in the process of developing a plan to determine the impact of the year 2000 on its operations. The Company is currently assessing the overall cost of year 2000 compliance. However, the Company believes at present that the cost will not have a material effect on its financial position, liquidity, or results of operations.

        Management's estimate of the ultimate cost and completion of necessary systems modification or replacement is based on numerous assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

SUBSEQUENT EVENTS
-----------------

        On January 21, 1998, the Board of Directors of the Company declared a two-for-one stock split for shareholders of record as of February 10, 1998. The stock split will be payable in the form of a stock dividend of one share of common stock for each issued share of common stock. The stock split will be payable on February 17, 1998.

          The Company expects to hold a Special Meeting on April 7, 1998, for shareholders of record on February 27, 1998, the purpose of which is to seek approval of amendments to the Company's second restated and amended certificate of incorporation, which will increase the number of authorized shares of Company common and preferred stock.

        On February 4, 1998, the Board of Directors authorized the repurchase of an additional one million shares of common stock. The repurchase authorization will be proportionally increased to reflect the two-for-one stock split discussed above. Repurchased shares, which may be bought from time-to-time in open market or private transactions, will be held as treasury stock. They will be available for general corporate purposes, including the funding of employee benefit and stock related plans. The Company has nearly completed the one million share repurchase program which has been in effect since August 1996. The Board is, in essence, extending the Company's stock repurchase program.

                            BUCKEYE TECHNOLOGIES INC.
                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on October 21, 1997, the following members were elected to the Board of Directors:

                                               Votes              Votes
                                                For              Withheld
                                              ----------         --------
               Red Cavaney................    17,186,454          276,145
               David B. Ferraro...........    17,312,135          275,988

     Following the election, the Company's Board of Directors consisted of Mr. Cavaney, Mr. R. Howard Cannon, Mr. Robert E. Cannon, Mr. Ferraro, Mr. Henry Frigon, Mr. Samuel Mencoff, and Mr. Harry Phillips.

     The following proposals were approved at the Company's Annual Meeting:

                                                                                 Votes         Votes
                                                                 Votes For      Against      Abstained
                                                                 ----------    ---------     ----------
Ratification  of  appointment  of Ernst & Young LLP as
    independent auditors ....................................    17,519,378        3,144        2,839
Amendment to change company name to Buckeye Technologies Inc.    17,422,101       100,983       2,277
Amendment  to the  Amended  and  Restated  Certificate
    of Incorporation to delete the provision requiring
    cumulative  voting in the election of directors of
    the Company .............................................    14,098,154    1,637,203       21,042
Amendment to the Amended and Restated  Certificate of
    Incorporation  to require the  affirmative  vote of
    the  holders  of at least  75% of the  outstanding
    shares of common stock of the Company,  voting as a
    single class, to approve the merger or consolidation
    of the Company  with or into any other  entity other
    than a subsidiary of the Company or the sale, lease,
    exchange or  disposition of all or  substantially  all
    of the assets of the Company and its subsidiaries.........   13,226,121     2,520,590       9,688


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibit 3.1 Second Amended and Restated Certificate of Incorporation of the Registrant, as amended through December 31, 1997.
2.  Exhibit 27 Financial Data Schedule
3. The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:       /s/ DAVID B. FERRARO
      ------------------------------------------------------------------
      David B. Ferraro, Director, President, and Chief Operating Officer
Date: February 13, 1998

By:      /s/ DAVID H. WHITCOMB
      ------------------------------------------------------------------
      David H. Whitcomb, Sr. Vice President-Finance
Date: February 13, 1998