Form 10-Q
period 1998-03-31
BUCKEYE TECHNOLOGIES INC
filed 1998-05-15
CIK 899597

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        ---------------------------------------------------------------


                                    FORM 10-Q

        ---------------------------------------------------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

        ---------------------------------------------------------------

                        Commission file number: 33-60032


                            BUCKEYE TECHNOLOGIES INC.
                    (formerly Buckeye Cellulose Corporation)
                  incorporated pursuant to the Laws of Delaware

        ---------------------------------------------------------------


        Internal Revenue Service - Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

        ---------------------------------------------------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes XX      No


As of May 12, 1998, there were outstanding 36,824,596 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------

ITEM                                                                        PAGE
====                                                                        ====
                         PART I - FINANCIAL INFORMATION

1. Financial Statements (Unaudited):

   Condensed Consolidated Statements of Income for the Three Months Ended
       March 31, 1998 and 1997; Nine Months Ended March 31, 1998 and 1997......3

   Condensed Consolidated Balance Sheets as of March 31, 1998 and June 30,
       1997....................................................................4

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       March 31, 1998 and 1997.................................................5

   Notes to Condensed Consolidated Financial Statements........................6


2. Management's  Discussion and Analysis of Financial Condition and Results
       of Operations..........................................................10


                           PART II - OTHER INFORMATION

6. Exhibits and Reports on Form 8-K...........................................12


                                   SIGNATURES                                 13

                                    PART I - FINANCIAL INFORMATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                  (In thousands, except share data)


                                                 Three Months Ended        Nine Months Ended
                                                      March 31                  March 31
                                                ---------------------    ----------------------
                                                   1998       1997          1998        1997
                                                ---------------------    ----------------------
Net sales....................................   $162,474   $139,499      $469,397    $409,005
Cost of goods sold...........................    119,877    103,085       344,303     304,359
                                                ---------------------    ----------------------
Gross margin.................................     42,597     36,414       125,094     104,646

Selling, research and administrative expenses     12,334      9,331        33,842      26,192
                                                ---------------------    ----------------------
Operating income.............................     30,263     27,083        91,252      78,454

Net interest expense and amortization of debt
  costs......................................      8,911      6,606        27,513      19,566
Other........................................        438        278         1,460         700
                                                ---------------------    ----------------------

Income before income taxes...................     20,914     20,199        62,279      58,188
Income taxes.................................      6,710      6,236        21,576      19,526
                                                ---------------------    ----------------------

Net income...................................    $14,204    $13,963       $40,703     $38,662
                                                =====================    ======================

Net income per share.........................      $0.38      $0.37         $1.09       $1.01
                                                =====================    ======================
Net income per share - assuming dilution.....      $0.37      $0.36         $1.06       $0.99
                                                =====================    ======================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                    March 31         June 30
                                                      1998             1997
                                                  -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents..................   $        -           $5,164
    Short-term investments.....................        2,900            2,900
    Accounts receivable - net..................       87,259           79,703
    Inventories................................       99,576          107,390
    Deferred income taxes and other............        6,558            5,966
                                                  -------------    -------------
           Total current assets................      196,293          201,123
Property, plant and equipment..................      497,319          469,629
Less allowances for depreciation...............     (113,710)         (86,952)
                                                  -------------    -------------
                                                     383,609          382,677
Goodwill.......................................      134,701          140,845
Deferred debt costs and other..................        9,957           12,819
                                                  =============    =============
           Total assets........................     $724,560         $737,464
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...........................      $21,264          $29,761
    Accrued expenses...........................       46,288           49,830
    Notes payable..............................        2,437            3,440
                                                  -------------    -------------
           Total current liabilities...........       69,989           83,031
Noncurrent liabilities:
    Long-term debt.............................      462,753          474,631
    Accrued postretirement benefit obligation..       14,912           14,208
    Deferred income taxes......................       30,459           29,846
    Other liabilities..........................        2,177            7,558
Stockholders' equity...........................      144,270          128,190
                                                  =============    =============
    Total liabilities and stockholders' equity.     $724,560         $737,464
                                                  =============    =============

                             See accompanying notes.

                                    PART I - FINANCIAL INFORMATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                            (In thousands)


                                                                   Nine Months Ended
                                                                        March 31
                                                           -----------------------------------
                                                               1998                  1997
                                                           -------------         -------------
OPERATING ACTIVITIES
Net income............................................        $40,703               $38,662
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation....................................         27,953                22,358
      Amortization and other..........................          7,448                 7,035
      Deferred income taxes...........................          1,224                 6,649
      Changes in operating assets and liabilities:
         Accounts receivable..........................         (6,341)                2,282
         Inventories..................................          6,974                 9,180
         Other assets.................................         (1,038)                1,632
         Accounts payable and other current liabilities       (14,041)              (14,115)
                                                           -------------         -------------
      Net cash provided by operating activities.......         62,882                73,683

INVESTING ACTIVITIES
Acquisition of businesses.............................         (3,869)              (60,196)
Net purchases of property, plant and equipment........        (39,008)              (29,381)
Other.................................................            346                  (385)
                                                           -------------         -------------
Net cash used in investing activities.................        (42,531)              (89,962)

Financing activities
Purchase of treasury shares...........................        (16,392)              (62,398)
Proceeds from sale of equity interests................          1,690                    33
Net borrowings (repayments) under revolving line of
  credit..............................................         22,961               (13,769)
Proceeds from long term debt..........................              -                99,449
Principal payments on long term debt and other........        (33,613)                    -
Payments for debt issuance costs......................              -                (3,777)
                                                           -------------         -------------
Net cash provided by (used in) financing activities...        (25,354)               19,538
Effect of foreign currency rate fluctuations on cash..           (161)                  (71)
                                                           -------------         -------------
Increase (decrease) in cash and cash equivalents......         (5,164)                3,188
Cash and cash equivalents at beginning of period......          5,164                     -
                                                           -------------         -------------
Cash and cash equivalents at end of period............            $ -                $3,188
                                                           =============         =============

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. (formerly Buckeye Cellulose Corporation) and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

                                                          Nine Months Ended
                                                               March 31
                                                        Actual         Proforma
                                                         1998            1997
                                                     ---------------------------
                                                        (In thousands, except
                                                            per share data)
       Net sales...................................    $469,397        $460,617
       Net income..................................      40,703          32,596
       Net income per share........................        1.09            0.85
       Net income per share - assuming dilution....        1.06            0.84

        Pro forma results of operations for the nine months ended March 31, 1997 include certain non-recurring charges incurred by Alpha prior to its acquisition by the Company. These charges include acquisition related costs and the excess of raw materials cost over replacement value and in the aggregate reduced pro forma net income by $1.8 million or $0.05 per share.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


C -- INVENTORIES

        The components of inventory consist of the following:

                                                  March 31         June 30
                                                    1998            1997
                                               ---------------  --------------
                                                       (In thousands)
       Raw materials..........................   $ 23,838         $ 25,409
       Finished goods.........................     56,985           63,932
       Storeroom and other supplies...........     18,753           18,049
                                               ===============  ==============
                                                  $99,576         $107,390
                                               ===============  ==============

NOTE D -- EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and became effective for both interim and annual periods ending after December 15, 1997. On January 21, 1998, the Board of Directors of the Company declared a two-for-one stock split for stockholders of record as of February 10, 1998. The stock split was paid on February 17, 1998 in the form of a stock dividend of one share of common stock for each issued share of common stock. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128 and to reflect the stock split. The following is a reconciliation of the numerators and denominators used to calculate net income per share in the Condensed Consolidated Statements of
Income:

                                                Three Months Ended         Nine Months Ended
                                                     March 31                   March 31
                                            -------------------------    -------------------------
                                                 1998         1997           1998         1997
                                            ------------  -----------    -----------  -------------
Numerator:
Net income for basic and dilutive
   earnings per share....................   $14,204,000   $13,963,000    $40,703,000   $38,662,000

Denominator:
Weighted average shares outstanding--used
    for basic earnings per share.........    36,959,446    37,994,416     37,212,345    38,333,344
Effect of dilutive options...............     1,124,287       654,314      1,094,943       532,607
                                            -----------   -----------    -----------   -----------
Denominator for diluted earnings per share   38,083,733    38,648,730     38,307,288    38,865,951

Net income per share.....................         $0.38         $0.37          $1.09         $1.01
                                            ===========   ===========    ===========   ===========

Net income per share - assuming dilution          $0.37         $0.36          $1.06         $0.99
                                            ===========   ===========    ===========   ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E -- FOREIGN CURRENCY TRANSLATION

        The Company's net investment in foreign operations is subject to foreign currency translation gains and losses, which are included as a separate component of stockholders' equity. The decline since June 30, 1997 in the value of the Canadian dollar, the Irish punt and the Deutsche mark as compared to the U.S. dollar has resulted in an equity translation loss of $2.7 and $10.8 million for the three and nine months ended March 31, 1998, respectively.


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

        In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans and will become effective for the Company's 1999 fiscal year, with reclassification of earlier periods for comparative purposes. It standardizes disclosure requirements and requires additional information on changes in the benefit obligations and fair value of plan assets. The Company is evaluating the requirements and the effects on the Company's current disclosures.


NOTE G -- ENVIRONMENTAL MATTERS

        The Company previously reached an agreement (the Fenholloway Agreement) with the Florida Department of Environmental Protection, to make approximately $40 million in capital expenditures to modify its facilities to meet the proposed reclassification of the Fenholloway River from an industrial stream to a fishable/swimmable stream. In 1998, the U.S. Environmental Protection Agency
(EPA), in its review of the Company's proposed National Pollutant Discharge Elimination System (NPDES) permit, has requested additional environmental studies and further discussions with the various regulatory agencies to identify

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


possible alternatives to the Fenholloway Agreement which would comply with Class III water quality requirements. The ultimate cost and timing of expenditures for compliance with these water quality requirements may vary from previous estimates.


NOTE H -- SUBSEQUENT EVENTS

        On April 7, 1998, the stockholders of the Company approved an increase in the Company's authorized shares of common and preferred stock to 100 million shares and 10 million shares, respectively.

        On April 30, 1998, the Company delivered to Bankers Trust Company (the Trustee) notice of its intent to redeem on June 30, 1998 the remaining $6.9 million principal amount of its outstanding 10 1/4% Senior Notes at a price of 103.875%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------
RESULTS OF OPERATIONS
---------------------

        Net sales for the three months ended March 31, 1998 were $162.5 million compared to $139.5 million for the same period in the prior fiscal year, an increase of $23.0 million or 16.5%. Net sales for the nine month period ended March 31, 1998 were $469.4 million compared to $409.0 million for the same period in the prior fiscal year, an increase of $60.4 million or 14.8%. The increase for the three month period was primarily due to the acquisition of Merfin on May 28, 1997. The increase for the nine month period was primarily due to the acquisition of Merfin and of Alpha on September 1, 1996.

        Operating income for the three months ended March 31, 1998 was $30.3 million compared to $27.1 million for the same period in the prior fiscal year. Operating income as a percentage of sales declined to 18.6% for the quarter, a decrease of 0.8 percentage points, due to weather related higher pulpwood costs, the startup of a new facility, and an increased investment in product development, partially offset by a decline in other raw material costs. Operating income for the nine months ended March 31, 1998 was $91.3 million compared to $78.5 million for the same period in the prior fiscal year. Operating income as a percentage of sales increased to 19.4% year to date, an increase of 0.2 percentage points as a result of lower overall raw material costs partially offset by the increased investment in product development and the startup of the new facility.

        Net interest expense and amortization of debt costs were $8.9 million for the three months and $27.5 million for the nine months ended March 31, 1998. This is a $2.3 million and $7.9 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher average debt balances, resulting from the acquisitions.

        The Company's net income for the three month and nine month period ended March 31, 1998 was $14.2 million or $0.37 per share on a diluted basis, and $40.7 million or $1.06 per share on a diluted basis, respectively, compared to $14.0 million or $0.36 per share on a diluted basis and $38.7 million or $0.99 per share on a diluted basis for the same periods of the prior year.

-------------------
FINANCIAL CONDITION
-------------------
    Stock Split
        On January 21, 1998, the Board of Directors of the Company declared a two-for-one stock split for stockholders of record as of February 10, 1998. The stock split was paid in the form of a stock dividend of one share of common stock for each issued share of common stock on February 17, 1998. All share information in this discussion has been restated to reflect the stock split.

    Cash Flow
        Cash provided by operating activities for the nine months ended March 31, 1998 was $62.9 million. These funds were used, along with additional borrowings from the credit facility, to purchase and upgrade production equipment, repay certain Canadian bank, European bank, and other loans, acquire the remaining outstanding stock of Merfin, and repurchase stock. On February 4, 1998, the Board of Directors authorized the repurchase of an additional two million shares of common stock. Repurchased shares, which may be bought from time-to-time in open market or private transactions, will be held as treasury stock and will be available for general corporate purposes, including the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


funding of employee benefit and stock related plans. During the nine month period ended March 31, 1998, the Company repurchased 820,200 shares of common stock bringing the total shares repurchased to 1,999,200, pursuant to the Company's original two million share repurchase plan in effect since August 1996.

    Liquidity and Capital Resources
        The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund any common stock repurchases, and service all debt requirements for the foreseeable future. At March 31, 1998, the Company had unused borrowing capacity of approximately $79.5 million on its bank credit facility.

    Environmental Matters
        The Company previously reached an agreement (the Fenholloway Agreement) with the Florida Department of Environmental Protection, to make approximately $40 million in capital expenditures to modify its facilities to meet the proposed reclassification of the Fenholloway River from an industrial stream to a fishable/swimmable stream. In 1998, the U.S. Environmental Protection Agency
(EPA), in its review of the Company's proposed National Pollutant Discharge Elimination System (NPDES) permit, has requested additional environmental studies and further discussions with the various regulatory agencies to identify possible alternatives to the Fenholloway Agreement which would comply with Class III water quality requirements. The ultimate cost and timing of expenditures for compliance with these water quality requirements may vary from previous estimates.

--------------------
YEAR 2000 COMPLIANCE
--------------------
        The Company is dependent upon computerized information systems for all phases of its operations including production, distribution, and accounting. During the last three years, the Company has replaced substantially all financial systems, giving the Company the benefit of new technology and functionality while becoming year 2000 compliant. However, the financial systems of recent acquisitions are still being assessed for year 2000 compliance. The
Company's suppliers, distributors, and customers may also have year 2000 problems which could affect the Company. The Company has developed a plan and timetable to determine the impact of the year 2000 on its operations and to achieve year 2000 compliance. The Company believes at present that the cost to achieve compliance will not have a material effect on its financial position, liquidity, or results of operations.

        Management's estimate of the ultimate cost and the completion of necessary systems modification or replacement is based on numerous assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

-----------------
SUBSEQUENT EVENTS
-----------------
        On April 7, 1998, the stockholders of the Company approved an increase in the Company's authorized shares of common and preferred stock to 100 million shares and 10 million shares, respectively.

        On April 30, 1998, the Company delivered to Bankers Trust Company (the Trustee) notice of its intent to redeem on June 30, 1998 the remaining $6.9 million principal amount of its outstanding 10 1/4% Senior Notes at a price of 103.875%. The redemption of these notes will be funded by cash flow from operations and/or additional borrowings on the credit facility.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a Special Meeting of Stockholders of the Company, held on April 7, 1998 the following proposals were approved.

                                                                     Votes
                                                      Votes For     Against     Abstained
                                                    ------------  -----------   ---------
Amendment to the Second Amended and Restated
Certificate of Incorporation of the Company to
increase the number of authorized shares of
common stock, par value $.01 per share, from
50,000,000 to 100,000,000........................    31,808,813      352,387     17,902

Amendment to the Second Amended and Restated
Certificate of Incorporation of the Company to
increase the number of authorized shares of
preferred stock, par value $.01 per share, from
5,000,000 to 10,000,000..........................    26,445,785    2,730,741     18,917


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.  Exhibit 27 Financial Data Schedule
2. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUCKEYE TECHNOLOGIES INC.


By:         /s/ DAVID B. FERRARO
     --------------------------------------
     David B. Ferraro, Director, President, and Chief Operating Officer
     Date: May 13, 1998


By:         /s/ DAVID H. WHITCOMB
     --------------------------------------
     David H. Whitcomb, Sr. Vice President-Finance
     Date: May 13, 1998