Form 10-Q/A
period 1998-03-31
BUCKEYE TECHNOLOGIES INC
filed 1998-06-08
CIK 899597

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


-----------------------------------------------------------------------------


                                  FORM 10-Q / A

-----------------------------------------------------------------------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 1998

-----------------------------------------------------------------------------

                        Commission file number: 33-60032


                            Buckeye Technologies Inc.
                    (formerly Buckeye Cellulose Corporation)
                  incorporated pursuant to the Laws of Delaware

-----------------------------------------------------------------------------


       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

-----------------------------------------------------------------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____


As of May 12, 1998, there were outstanding 36,824,596 Common Shares of the Registrant.


================================================================================

         The registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, to provide restated Financial Data Schedules to reflect the adoption of FAS 128, Earnings Per Share and to reflect the Company's two for one stock split effective February 17, 1998.

         Item 6.  Exhibits and Reports on Form 8-K

         1.    Financial Data Schedule Exhibits
               27.1     Nine months ended March 31, 1996
               27.2     Year ended June 30, 1996
               27.3     Three months ended September 30, 1996
               27.4     Six months ended December 31, 1996
               27.5     Nine months ended March 31, 1997
               27.6     Year ended June 30, 1997
               27.7     Three months ended September 30, 1997
               27.8     Six months ended December 31, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE TECHNOLOGIES INC.


By:       /s/ DAVID B. FERRARO
     -----------------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date: June 2, 1998


By:       /s/ DAVID H. WHITCOMB
     ----------------------------------------
David H. Whitcomb, Sr. Vice President-Finance
Date: June 2, 1998