Form 10-K
period 1998-06-30
BUCKEYE TECHNOLOGIES INC
filed 1998-09-23
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

                             ----------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                             ----------------------

                        Commission file number: 33-60032


                           BUCKEYE TECHNOLOGIES INC.

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

       Securities registered pursuant to Section 12(g) of the Act:
               8-1/2% Senior Subordinated Notes due 2005
               9-1/4% Senior Subordinated Notes due 2008
               8% Senior Subordinated Notes due 2010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 1998, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $437,345,000.

As of September 17, 1998, there were outstanding 35,900,436 Common Shares of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 1998 Annual Report are incorporated by reference into Part I and Part II. Portions of Buckeye Technologies Inc.'s 1998 Annual Proxy Statement are incorporated by reference into Part III.


================================================================================

                                     INDEX

                            BUCKEYE TECHNOLOGIES INC.


   ITEM                                                                                             PAGE
                                                  PART I

     1.     Business............................................................................       2
     2.     Properties.........................................................................        6
     3.     Legal Proceedings..................................................................        6
     4.     Submission of Matters to a Vote of Security Holders................................        6

                                                  PART II
     5.     Market for the Registrant's Common Stock and Related Security Holder Matters.......        7
     6.     Selected Financial Data............................................................        7
     7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................        7
    7a.     Market Risk Disclosure.............................................................        7
     8.     Financial Statements and Supplementary Data........................................        7
     9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure ..................................................................       7

                                                 PART III
    10.     Directors and Executive Officers of the Registrant.................................        8
    11.     Executive Compensation.............................................................        9
    12.     Security Ownership of Certain Beneficial Owners and Management.....................        9
    13.     Certain Relationships and Related Transactions.....................................        9

                                                  PART IV
    14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K....................       10

                                                   OTHER
            Signatures.........................................................................       13

                                     PART I

ITEM 1.   BUSINESS

     GENERAL

         Buckeye Technologies Inc. (the Company or Buckeye) is a leading manufacturer and worldwide marketer of value-added cellulose-based specialty products. The Company utilizes its expertise in polymer chemistry and its state-of-the-art manufacturing facilities to develop and produce innovative proprietary products for its customers. The Company sells its products to a wide array of technically demanding niche markets in which its proprietary products and commitment to customer technical service give it a competitive advantage. Buckeye is the world's only manufacturer offering cellulose-based specialty products made from both wood and cotton and utilizing both wet-laid and air-laid technologies. As a result, the Company produces a broader range of cellulose-based specialty products than any of its competitors.

         The Company believes that it has leading positions in most of the high-end niche markets in which it competes. Buckeye's focus on niche specialty cellulose markets has enabled it to maintain consistently strong sales growth and stable operating margins, even during downturns in the commodity cellulose markets.

     COMPANY HISTORY

         The Company has participated in the cellulose-based specialty market for over 75 years and has developed new uses for both wood and cotton based cellulose products. In March 1993, the Company began operations as Buckeye Cellulose Corporation and Buckeye Florida, Limited Partnership. Additional information is incorporated herein by reference to the Financial Review on page 6 and Note 1, Accounting Policies, to the Consolidated Financial Statements on page 14 of the Company's 1998 Annual Report.

         During the period May 1996 (fiscal year 1996) through May 1997 (fiscal year 1997), the Company made three acquisitions. Two of the acquisitions, Peter Temming AG in May 1996 and Alpha Cellulose Holdings Inc. in September 1996, are producers of specialty cellulose. The third acquisition, Merfin International Inc., utilizes specialty cellulose to produce cellulose based air-laid nonwovens for absorbent applications. Further information on these acquisitions is incorporated herein by reference to Note 2, Business Combinations, to the Consolidated Financial Statements, on pages 16 and 17 of the Company's 1998 Annual Report.

         The Company is incorporated in Delaware and its executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Its telephone number is
(901) 320-8100.

     PRODUCTS

         The Company is the only manufacturer offering cellulose-based specialty products made from both wood and cotton utilizing both wet-laid and air-laid technologies. As a result, the Company produces a broader range of cellulose-based specialty products than any of its competitors.

         Additional information is incorporated herein by reference to the insert titled "A Few Words About What We Do" located between pages 3 and 4 and Buckeye's Product Categories on page 4 of the Company's 1998 Annual Report.

     RAW MATERIALS

         Slash pine timber and cotton fiber are the principal raw materials used in the manufacture of the Company's specialty cellulose and absorbent cellulose products. They represent the largest components of the Company's variable costs of production. The region surrounding Buckeye's plant located in Perry, Florida (the Foley Plant) has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into various timber purchase agreements. Additional information is incorporated herein by reference to Note 14, Purchase Commitments, to the Consolidated Financial Statements, which appears on pages 22-23 of the Company's 1998 Annual Report.

         The Company purchases cotton fiber either directly from cotton seed oil mills or indirectly through agents or brokers. The Memphis Plant is strategically located in the Mississippi Valley, one of the largest cotton fiber producing regions in the world. Generally, the Company purchases substantially all of its requirements of cotton fiber for the Memphis and Lumberton plants domestically. The Glueckstadt plant purchases cotton fiber principally from suppliers in the Middle East.

         The cost of both slash pine timber and cotton fiber is subject to market fluctuations caused by supply and demand factors beyond the Company's control.

     SALES AND CUSTOMERS

         The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in Memphis, Tennessee, and Geneva, Switzerland. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales are distributed to customers in approximately 50 countries around the world. The Company's fiscal 1998 sales reflect this geographic diversity, with 31% of sales in the United States, 38% in Europe, 17% in Asia and 14% in other regions. Geographic segment data and export sales data is included in Note 12, Geographic Reporting, to the Consolidated Financial Statements which appears on pages 22-23 of the Company's 1998 Annual Report, and is incorporated herein by reference.

         The high-end, technically demanding specialty niches that Buckeye serves require a higher level of sales and technical service support than do commodity cellulose sales. Most of the Company's technically trained sales and service engineers began their careers in the Company's manufacturing or product development operations. These professionals work with customers in their plants to design cellulose tailored precisely to their product needs and manufacturing processes.

         Procter & Gamble, the world's largest diaper manufacturer, is the Company's largest customer, accounting for 31% of the Company's fiscal 1998 gross sales. The Company and Procter & Gamble have entered into a long-term Pulp Supply Agreement, which requires Procter & Gamble to purchase specified tonnage of the Company's fluff pulp annually through the year 2002. Shipments of fluff pulp under the Pulp Supply Agreement are made to Procter & Gamble affiliates worldwide, as directed by Procter & Gamble. The price of the fluff pulp sold pursuant to the Pulp Supply Agreement through calendar year 1998 is based on a formula specified in the Pulp Supply Agreement. Pricing in the years 1999 and 2000 will be at the higher of the contract formula price or market, and pricing in the years 2001 and 2002 will be at market. The formula price has three components: (i) a specified provision to cover the Company's manufacturing costs and profit margin (ii) a provision for escalation based on Consumer Price Index changes, and (iii) a provision to adjust for all actual changes in the price of wood, the major raw material component of the fluff pulp purchased under the contract. Buckeye's next four largest customers in the aggregate account for approximately 13% of gross sales.

         Over 90% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations. The Company's products are shipped by rail, truck and ocean carrier.

     RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new specialty cellulose and absorbent products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. The Company has a history of innovation in specialty cellulose products. The acquisition of Merfin added capability in the research and development of new air-laid absorbent products. Buckeye has pilot plant facilities in which to produce experimental cellulose products for qualification in customers' plants. The Company has announced plans to invest $7.0 million in a new air-laid nonwovens pilot plant. This proprietary pilot facility will support Buckeye's development efforts with a number of leading consumer products companies and speed delivery of these breakthrough absorbent products to the marketplace.

         Research and development costs of $10.7 million, $8.4 million, and $5.4 million were charged to expense as incurred for the years ended June 30, 1998, 1997 and 1996, respectively.

     COMPETITION

         Buckeye's competitors include the following: Borregaard Industries, Limited (Norway), Concert Industries (Canada), Duni AB (Sweden), Fort James (U.S.), Georgia-Pacific Corporation (U.S.), Havix (Japan), Honshu (Japan), Hosposables (U.S.), International Paper Company (U.S.), Personal Care Group (U.S.), Rayonier, Inc. (U.S.), Sappi Limited (South Africa), Southern Cellulose Products Inc. (U.S.), Spontex (U.K.), Tembec Inc. (Canada), UPM-Kymmene Corporation (Finland), Western Pulp Limited Partnership (Canada), and Weyerhaeuser Company (U.S.). Competition is based on product performance, technical service, and, to a lesser extent, price. Southern Cellulose Products Inc. is owned by Archer Daniels Midland, a subsidiary of which supplies cotton fibers to the Company.

     INTELLECTUAL PROPERTY

         The Company currently holds five U. S. patents and three foreign patents, and has 12 applications pending or in preparation. In addition, the Company has access to royalty-free licenses for five U.S. patents and two foreign patents. Buckeye intends to protect its patents, file the applications in preparation, and file applications for any future inventions that are deemed to be important to its business operations.

     INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

     SEASONALITY

         The Company's business has generally not been seasonal to any significant extent.

     EMPLOYEES

         On June 30, 1998, the Company employed approximately 1,800 individuals at its facilities in Memphis, Tennessee; Perry, Florida; Lumberton and King, North Carolina; Savannah, Georgia; Glueckstadt, Germany; Delta, Canada; Cork, Ireland; and Geneva, Switzerland. Collective bargaining agreements are in place at the Foley Plant (approximately 600 hourly employees) with the United Paper Workers International Union, AFL-CIO, Local #1192; and at the Memphis Plant (approximately 180 hourly employees) with the Local Union 910 Pulp and Processing Workers and the Retail, Wholesale, and Department Store Union, AFL-CIO. The agreement for the Foley Plant expires April 1, 2002. The agreement for the Memphis Plant expires March 18, 2000. A Works Council provides employee representation for all non-management workers at the Glueckstadt Plant. The Lumberton, Delta, Cork, and King plants are not unionized.

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

     ENVIRONMENTAL REGULATIONS AND LIABILITIES

         The Company's operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. The Company devotes significant resources to maintaining compliance with such requirements. The Company expects that, due to the nature of its operations, it will be subject to increasingly stringent environmental requirements (including standards applicable to waste water discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Given the uncertainties associated with predicting the scope of future requirements, there can be no assurance that the Company will not in the future incur material environmental compliance costs or liabilities.

         Additional information is incorporated herein by reference to Note 15, Contingencies, to the Consolidated Financial Statements, on pages 23 and 24 of the Company's 1998 Annual Report.

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

ITEM 2.   PROPERTIES

     Corporate Headquarters and Sales Offices. The Company's corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. The Company owns the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Delta, Canada Plant and the Glueckstadt, Germany Plant. The Company leases buildings that house the King, North Carolina Plant, the sales offices in Geneva, Switzerland and distribution facilities in Savannah, Georgia.

     Memphis Plant. The Memphis Plant is located on an approximately 75-acre site adjacent to the headquarters complex. The Memphis Plant has capacity of approximately 100,000 annual metric tons of cotton cellulose.

     Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site. The Company also owns 13,000 acres of real property near the plant site. The Foley Plant has capacity of approximately 460,000 annual metric tons of wood cellulose.

     Glueckstadt Plant. The Glueckstadt Plant is located in close proximity to the Elbe River near Hamburg, Germany. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons and is the largest cotton cellulose plant in Europe.

     Lumberton Plant. The Lumberton Plant, which is located in Lumberton, North Carolina on an approximately 65-acre site, has a capacity of approximately 50,000 annual metric tons of cotton cellulose.

     Air-laid Plants. The Delta Plant has a total capacity of approximately 25,000 annual metric tons of air-laid nonwoven fabric from two production lines. The Cork Plant has a capacity of approximately 15,000 annual metric tons of air-laid nonwoven fabric from its existing single production line. The King Plant converts air-laid fabrics and wet-laid paper into wipes, towels and tissues for industrial and commercial uses.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For Submission of Matters to a Vote of Security Holders, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     On June 11, 1998, the Company issued 8% Senior Subordinated Notes due 2010 in the principal amount of $150,000,000 (the Old Notes) pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act). Morgan Stanley & Co. Incorporated, Salomon Brothers Inc., Credit Suisse First Boston Corporation and TD Securities (USA) Inc. served as placement agents and received approximately $3.0 million in commissions. On August 25, 1998, the Company exchanged notes registered pursuant to a Registration Statement under the Securities Act in an equal amount to the Old Notes, the terms and form of which were the same as the terms and form of the Old Notes. Additional information on this item is set forth under the caption "Shareholder Information" on page 28 in the Company's 1998 Annual Report and is incorporated herein by reference.



ITEM 6.   SELECTED FINANCIAL DATA

     Information on this item is set forth under the caption "Selected Financial Data" on page 26 in the Company's 1998 Annual Report and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on this item is set forth under the caption "Financial Review" on pages 6-9 in the Company's 1998 Annual Report and is incorporated herein by reference.

ITEM 7A.   MARKET RISK DISCLOSURE

         Information on this item is set forth under the caption "Financial Review" on page 8 in the Company's 1998 Annual Report and is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth on pages 10-24 in the Company's 1998 Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions held by the executive officers of the Company on September 18, 1998 are:

                                                                                                 Elected to
           Name              Age                       Position                               Present Position
 -------------------         ---    ----------------------------------------------------      ----------------
 Robert E. Cannon*           68     Chairman of the Board, Chief Executive Officer and           March 1993
                                    Director

 David B. Ferraro*           60     President, Chief Operating Officer and Director              March 1993

 Henry P. Doggrell**         50     Sr. Vice President, Corporate Affairs                        July 1997

 George B. Ellis*            58     Sr. Vice President, Manufacturing-Specialty Cellulose        July 1997

 E. Allen, Eppinger*         60     Sr. Vice President, Manufacturing-Absorbent Products         July 1997

 Paul N. Horne*              42     Sr. Vice President, Commercial-Specialty Cellulose           July 1997

 B. Jerry L. Huff*           59     Sr. Vice President, Research & Development                   July 1997

 Kristopher J. Matula**      36     Sr. Vice President, Commercial-Absorbent Products            July 1997

 David H. Whitcomb*          58     Sr. Vice President, Finance & Accounting                     July 1997

     --------------
     * All of the above Executive Officers have been employed by the Company since its beginning in March 1993 and had been employees of The Procter & Gamble Company, C&S Division (the C&S Division), prior to the purchase of C&S Division assets by Buckeye, except Messrs. Doggrell and Matula.

     ** Prior to joining Buckeye in June 1996, Mr. Doggrell was a partner in the law firm, Baker Donelson Bearman & Caldwell, from 1988 until May 30, 1996, and represented the Company as its primary legal counsel since March 1993. Prior to joining the Company in March 1994, Mr. Matula held various strategic planning and finance positions at The Procter & Gamble Company, from August 1991 until March 1994.

Additional information relating to Directors and Executive Officers is incorporated herein by reference to pages 2-3 of the Company's 1998 Annual Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

     Information relating to this item is set forth on pages 6-8 of the Company's 1998 Annual Proxy Statement and is incorporated herein by reference, but does not include the "Report of the Compensation Committee" on pages 4-5.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is set forth under the caption "Security Ownership of Company's Directors and Executive Officers and Certain Other Beneficial Owners" on pages 9-10 in the Company's 1998 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is set forth under the caption "Transactions with Executive Officers, Directors and Others" on page 10 in the Company's 1998 Annual Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  (1)  Financial Statements
           -     The following report of independent auditors and financial statements are incorporated by reference in Part II, Item 8:
                 -  Consolidated Statements of Income -- For the years ended June 30, 1998,
                    1997 and 1996
                 -  Consolidated Balance Sheets -- June 30, 1998 and 1997
                 -  Consolidated Statements of Stockholders' Equity -- For the years ended June 30, 1998,
                    1997 and 1996
                 -  Consolidated  Statements of Cash Flows -- For the years ended June 30, 1998,
                    1997 and 1996
                 -  Notes to Consolidated Financial Statements
                 -  Report of Management
                 -  Report of Independent Auditors
       (2)  Financial Statement Schedule
            -    Schedule II - Valuation and Qualifying Accounts .  See page 12 of this document.
            -    All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.
       (3)  Listing of Exhibits
              3.1   Second Amended and Restated Certificate of Incorporation *****
          3.1 (a)   Articles of Amendment to the Second Amended and Restated
                    Certificate of Incorporation of Registrant ******
              3.2   Amended and Restated By-laws of the Registrant. *
              4.1   Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated
                    November 28, 1995 *
              4.2   Indenture for 9 1/4% Senior Subordinated Notes due 2008, dated July 2, 1996 **
              4.3   Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998 ******
             10.1   Amended and Restated 1995 Management Stock Option Plan of the Registrant.
             10.2   Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for
                    Management Employees of the Registrant. ******
             10.3   Form of Management Stock Option Subscription Agreement.
             10.4   Form of Stock Option Subscription Agreement.
             10.5   Formula Plan for Non-Employee Directors **
             10.6   Offer to Purchase for Cash all of the Common Shares of Merfin International Inc.
                    at a price of Cdn. $6.00 per Common Share by Buckeye Acquisition Inc. dated
                    March 25, 1997. ***

             10.7   Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of Merfin
                    International Inc. at a price of Cdn. $6.00 per Common Share by Buckeye Acquisition Inc.
                    dated April 15, 1997 ***
             10.8   Second Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of
                    Merfin International Inc. at an increased price of Cdn. $6.50 per Common Share by
                    Buckeye Acquisition Inc. dated April 25, 1997. ***
             10.9   Third Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of
                    Merfin International Inc. at an increased price of $7.00 per Common Share by Buckeye
                    Acquisition Inc. dated May 5, 1997. ***
            10.10   Fourth Notice of Variation of the Offer to Purchase for Cash all of the Common Shares of
                    Merfin International Inc. at an increased price of $7.50 per Common Share by Buckeye
                    Acquisition Inc. dated May 15, 1997. ***
            10.11   Credit Agreement dated as of May 28, 1997 among the Registrant, Fleet National Bank;
                    SunTrust Bank, Central Florida, N.A.; Toronto Dominion (Texas), Inc.; and the other lenders party thereto. ****
             13.1   Buckeye Technologies Inc. 1998 Annual Report.
             21.1   Subsidiaries of the Registrant.
             23.0   Consent of Ernst & Young LLP.
             27.1   Financial Data Schedule. (For SEC use only)
(b)   Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.
                *   Incorporated by reference to the Registrant's Registration Statement on Form S-1, File
                    No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and
                    as amended on October 30, 1995 and November 21, 1995.
               **   Incorporated by reference to the Registrant's Registration Statement on Form S-3 File
                    No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as
                    amended on June 11, 1996 and June 27, 1996.
              ***   Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 10, 1997.
             ****   Incorporated by reference to the Registrant's Current Report on Form 10-K dated June 30, 1997.
            *****   Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.
           ******   Incorporated by reference to the Registrant's Registration Statement on Form S-4, file
                    No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                            Column B            Column C            Column D     Column E
                                          -----------------------------------------------------------------
                                                               Additions
                                                        -------------------------
                                            Balance     Charged to     Charged                    Balance
                                               at            to           to                         at
                                           Beginning       Costs        Other         (a)           End
                                               of           and       Accounts     Deductions       of
              Description                    Period      Expenses    --Describe    --Describe     Period
----------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts.........      $1,322        $34         $--           $(182)       $1,174
                                              ======        ===         ===           =====        ======

YEAR ENDED JUNE 30, 1997
Deducted from asset accounts:                                               (b)
Allowance for doubtful accounts.........      $  980        $--         $591          $(249)       $1,322
                                              ======        ===         ====          =====        ======

YEAR ENDED JUNE 30, 1996
Deducted from asset accounts:
Allowance for doubtful accounts.........      $1,152        $--         $--           $(172)       $  980
                                              ======        ===         ===           =====        ======


-----------------
(a)  Uncollectible accounts written off, net of recoveries.
(b)  Acquired allowance for doubtful accounts at the date of acquisition.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By:      /s/ Robert E. Cannon
    -------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 23, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Robert E. Cannon
    -------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 23, 1998




By:      /s/ David B. Ferraro
    -------------------------------------------------------------------------
David B. Ferraro, Director, President and Chief Operating Officer
Date: September 23, 1998



By:      /s/ Samuel M. Mencoff
    -------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 23, 1998



By:      /s/ Harry J. Phillips, Sr.
    -------------------------------------------------------------------------
Harry J. Phillips, Sr., Director
Date: September 23, 1998



By:      /s/ David H. Whitcomb, Sr.
    -------------------------------------------------------------------------
David H. Whitcomb, Sr. Vice President
Date: September 23, 1998