Form 10-Q
period 1998-09-30
BUCKEYE TECHNOLOGIES INC
filed 1998-11-06
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                  --------------------------------------------

                        Commission file number: 33-60032

                            Buckeye Technologies Inc.
                  incorporated pursuant to the Laws of Delaware

                  --------------------------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                  --------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x     No


As of November 4, 1998, there were outstanding 35,809,936 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------

 ITEM                                                                       PAGE

                         PART I - FINANCIAL INFORMATION
 1.  Financial Statements (Unaudited):
     Condensed Consolidated Statements of Income for the Three Months
          Ended  September 30, 1998 and 1997..........................         3
     Condensed Consolidated Balance Sheets as of September 30, 1998
          and June 30, 1998...........................................         4
     Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended  September  30, 1998 and 1997..................         5
     Notes to Condensed Consolidated Financial Statements.............         6

 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................         8

                    PART II - OTHER INFORMATION
 6.  Exhibits and Reports on Form 8-K.................................         9

                                  SIGNATURES                                  10


                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                            Three Months Ended
                                                                               September 30

                                                                  ---------------------------------------
                                                                          1998                1997
                                                                  ---------------------------------------

Net sales............................................                     $156,177              $153,313
Cost of goods sold...................................                      113,823               111,172
                                                                  -----------------      ----------------
Gross margin.........................................                       42,354                42,141

Selling, research and administrative expenses........                       11,828                11,372
                                                                  -----------------      ----------------
Operating income.....................................                       30,526                30,769

Net interest expense and amortization of debt costs                          9,654                 9,344
Other................................................                          389                   668
                                                                  -----------------      ----------------

Income before income taxes...........................                       20,483                20,757
Income taxes.........................................                        7,100                 7,596
                                                                  -----------------      ----------------

Net income...........................................                     $ 13,383              $ 13,161
                                                                  =================      ================

Net income per share.................................                        $0.37                 $0.35
                                                                  =================      ================

Net income per share - assuming dilution.............                        $0.36                 $0.34
                                                                  =================      ================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                          September 30             June 30
                                                             1998                    1998
                                                        --------------------------------------
Assets
Current assets:
      Cash and cash equivalents..........................  $  1,095               $    1,472
      Short-term investments.............................         -                    2,900
      Accounts receivable-net............................    91,420                   88,721
      Inventories........................................   106,020                  100,372
      Deferred income taxes and other....................     9,098                   10,041
                                                           ----------------------------------
                    Total current assets                    207,633                  203,506
Property, plant and equipment............................   542,891                  523,508
Less allowances for depreciation.........................  (130,638)                (121,561)
                                                           ----------------------------------
                                                            412,253                  401,947
Goodwill.................................................   130,233                  132,488
Deferred debt costs and other                                12,849                   13,595
                                                           ----------------------------------
                   Total assets..........................  $762,968                 $751,536
                                                           ==================================

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable...................................  $ 27,289                 $ 25,142
      Accrued expenses...................................    50,085                   49,547
      Notes payable......................................       597                      829
      Current portion of long-term debt..................       431                      511
                                                           ----------------------------------
                  Total current liabilities                  78,402                   76,029
Noncurrent liabilities:
      Long-term debt.....................................   475,323                  456,332
      Accrued postretirement benefit obligation..........    15,473                   15,159
      Deferred income taxes..............................    36,209                   34,609
      Other liabilities..................................     1,737                   13,728

Stockholders' equity
      Common stock.......................................       431                      431
      Additional paid-in capital.........................    65,677                   65,799
      Deferred stock compensation........................    (2,200)                  (2,405)
      Retained earnings..................................   204,362                  190,979
      Treasury shares....................................   (97,096)                 (82,065)
      Cumulative translation adjustment..................   (15,350)                 (17,060)
                                                           ----------------------------------
                          Total stockholders' equity.....   155,824                  155,679
                                                           ----------------------------------
Total liabilities and stockholders' equity                 $762,968                 $751,536
                                                           ==================================

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                      September 30
                                                                          --------------------------------------
                                                                              1998                    1997
                                                                          --------------------------------------
Operating activities
Net income........................................................            $13,383                 $13,161
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation...............................................              8,791                   8,949
       Amortization and other.....................................              2,320                   2,525
       Deferred income taxes......................................              1,650                     961
       Changes in operating assets and liabilities:
           Accounts receivable....................................             (2,014)                  1,972
           Inventories............................................             (4,657)                  3,268
           Other assets...........................................              1,266                     (46)
           Accounts payable and other current liabilities.........              1,956                  (9,108)
                                                                           -----------------------------------
       Net cash provided by operating activities..................             22,695                  21,682
                                                                           -----------------------------------
Investing activities
Acquisition of business...........................................                  -                  (3,869)
Net purchases of property, plant and equipment....................            (17,331)                (10,018)
Other.............................................................              2,780                       -
                                                                           ----------------------------------
Net cash used in investing activities.............................            (14,551)                (13,887)

Financing activities
Purchase of treasury shares.......................................            (15,721)                 (2,662)
Proceeds from sale of equity interests............................                370                     703
Net borrowings under revolving line of credit.....................             18,640                  10,925
Principal payments on long term debt and other....................            (11,880)                (21,907)
                                                                           -----------------------------------
Net cash provided by (used in) financing activities...............             (8,591)                 12,941
Effect of foreign currency rate fluctuations on cash..............                 70                     (18)
                                                                           -----------------------------------
Decrease  in cash and cash equivalents............................               (377)                 (5,164)
Cash and cash equivalents at beginning of period..................              1,472                   5,164
                                                                           -----------------------------------
Cash and cash equivalents at end of period........................          $   1,095             $         -
                                                                           ===================================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE A -- BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES
     The components of inventory consist of the following:

                                           September 30         June 30
                                               1998               1998
                                          ---------------------------------
                                                   (In thousands)
          Raw materials.................     $ 26,464             $26,421
          Finished goods................       60,692              55,939
          Storeroom and other supplies..       18,864              18,012
                                          ---------------------------------
                                             $106,020            $100,372
                                          =================================


NOTE C -- COMPREHENSIVE INCOME In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. The following is an analysis of these changes:

                                                                           Three Months Ended
                                                                              September 30
                                                                      1998                    1997
                                                                   ------------------------------------
                                                                             (In thousands)
            Net income...........................................      $13,383                $13,161
            Foreign currency translation adjustments - net.......        1,710                 (2,753)
                                                                   ------------------------------------
            Comprehensive income.................................      $15,093                $10,408
                                                                   ====================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D --EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the consolidated statements of income:


                                                                                 Three Months Ended
                                                                                    September 30
                                                                     --------------------------------------------
                                                                            1998                      1997
                                                                     --------------------------------------------
                                                                        (In thousands, except per share data)
        Numerator:
        Net income for basic and diluted earnings per share........         $13,383                  $13,161


        Denominator:
        Weighted average shares outstanding - used for                       36,456.4                 37,417.7
               basic earnings per share............................
        Effect of dilutive options.................................           1,029.9                    983.1
                                                                     --------------------------------------------
        Denominator for diluted earnings per share.................          37,486.3                 38,400.8


        Net income per share.......................................              $0.37                    $0.35
        Net income per share - assuming dilution...................              $0.36                    $0.34


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended September 30, 1998 were $156.2 million compared to $153.3 million for the same period in 1997, an increase of $2.9 million or 1.9%. The increase was primarily due to increased sales of air-laid products.

         Operating income for the quarter ended September 30, 1998 was $30.5 million compared to $30.8 million for the same period in 1997, a decrease of $0.3 million or 1.0%. Operating income as a percentage of sales was 19.6% for the quarter, a decrease of 0.5 percentage points due to an increased investment in product development.

         Net interest and amortization of debt costs for the quarter ended September 30, 1998 were $9.7 million compared to $9.3 million for the same period in 1997, an increase of $0.4 million. This increase was due to higher average interest rates.

         The Company's effective tax rate of 34.7% is comparable to the effective tax rate for the entire fiscal year ended June 30, 1998.

         The Company's net income for the quarter ended September 30, 1998 was $13.4 million, or $0.36 per share on a diluted basis, compared to $13.2 million or $0.34 per share on a diluted basis for the same period of the prior year.


     Cash Flow

         Cash provided by operating activities for the quarter ended September 30, 1998 was $22.7 million. These funds were used, along with additional borrowings from the credit facility, to purchase, modernize and upgrade production equipment and facilities and to repurchase stock. During the quarter ended September 30, 1998, the Company repurchased 949,300 shares of common stock, pursuant to a 4,000,000 share repurchase plan. The total number of shares repurchased through this plan through September 30, 1998 is 3,039,500.

     Liquidity and Capital Resources

          The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At September 30, 1998, the Company had unused borrowing capacity of approximately $158.0 million on its bank credit facility.

Year 2000 Compliance

     Based on the plan and timetable the Company has established, the next update will be reported on the company's Form 10-Q for the quarter ending December 31, 1998. For further information, refer to the financial review in the Company's annual report for the year ended June 30, 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

1.   Exhibit 27 Financial Data Schedule
2. The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE TECHNOLOGIES INC.


By:              /s/ DAVID B. FERRARO
   ------------------------------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date: November 6, 1998


By:             /s/  DAVID H. WHITCOMB
   ------------------------------------------------------
David H. Whitcomb, Sr. Vice President-Finance and Accounting
Date: November 6, 1998