Form 10-Q
period 1998-12-31
BUCKEYE TECHNOLOGIES INC
filed 1999-02-05
CIK 899597

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q
--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

--------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of February 1, 1999, there were outstanding 35,462,336 Common Shares of the Registrant.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


ITEM                                                                        PAGE

                           PART I - FINANCIAL INFORMATION

1.    Financial Statements (Unaudited):

      Condensed  Consolidated  Statements  of Income for the Three Months
          Ended December 31, 1998 and 1997; Six Months Ended December 31,
          1998 and 1997................................................        3

      Condensed Consolidated Balance Sheets as of December 31, 1998 and
          June 30, 1998................................................        4

      Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 1998 and 1997.............................        5

      Notes to Condensed Consolidated Financial Statements.............        6

2.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................        8

                             PART II - OTHER INFORMATION

4.     Submission of Matters to a Vote of Security Holders.............       10

6.     Exhibits and Reports on Form 8-K................................       10

                                    SIGNATURES                                11



                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In thousands, except share data)

                                                                 Three Months Ended               Six Months Ended
                                                                     December 31                     December 31
                                                             ----------------------------    ----------------------------
                                                                 1998          1997              1998          1997
                                                             ----------------------------    ----------------------------
Net sales..............................................           $147,274      $153,610          $303,451      $306,923
Cost of goods sold.....................................            109,269       113,254           223,092       224,426
                                                             ----------------------------    ----------------------------
Gross margin...........................................             38,005        40,356            80,359        82,497

Selling, research and administrative expenses..........             10,405        10,136            22,233        21,508
                                                             ----------------------------    ----------------------------
Operating income.......................................             27,600        30,220            58,126        60,989

Net interest expense and amortization of debt costs....              9,929         9,258            19,583        18,602
Other..................................................                978           354             1,367         1,022
                                                             ----------------------------    ----------------------------

Income before income taxes.............................             16,693        20,608            37,176        41,365
Income taxes...........................................              5,819         7,270            12,919        14,866
                                                             ----------------------------    ----------------------------

Net income.............................................            $10,874       $13,338           $24,257       $26,499
                                                             ============================    ============================

Net income per share...................................              $0.30         $0.36             $0.67         $0.71
                                                             ============================    ============================
Net income per share - assuming dilution...............              $0.30         $0.35             $0.66         $0.69
                                                             ============================    ============================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                           December 31                 June 30
                                                                              1998                       1998
                                                                         ----------------          -----------------
Assets
Current assets:
     Cash and cash equivalents....................................       $           -                     $1,472
     Short-term investments.......................................                   -                      2,900
     Accounts receivable - net....................................              80,209                     88,721
     Inventories..................................................             109,227                    100,372
     Deferred income taxes and other..............................              11,326                     10,041
                                                                         ----------------          -----------------
              Total current assets................................             200,762                    203,506
Property, plant and equipment.....................................             554,973                    523,508
Less allowances for depreciation..................................            (139,502)                  (121,561)
                                                                         ----------------          -----------------
                                                                               415,471                    401,947
Goodwill..........................................................             127,902                    132,488
Deferred debt costs and other.....................................              11,999                     13,595
                                                                         ================          =================
              Total assets........................................            $756,134                   $751,536
                                                                         ================          =================

Liabilities and stockholders' equity Current liabilities:
     Accounts payable.............................................             $19,585                    $25,142
     Accrued expenses.............................................              36,832                     49,547
     Notes payable................................................               1,196                        829
     Current portion of long-term debt                                             362                        511
                                                                         ----------------          -----------------
              Total current liabilities...........................              57,975                     76,029
Noncurrent liabilities:
     Long-term debt...............................................             482,346                    456,332
     Accrued postretirement benefit obligation....................              15,751                     15,159
     Deferred income taxes........................................              38,832                     34,609
     Other liabilities............................................               1,680                     13,728
Stockholders' equity..............................................             159,550                    155,679
                                                                         ================          =================
     Total liabilities and stockholders' equity...................            $756,134                   $751,536
                                                                         ================          =================

                             See accompanying notes.


                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                        December 31
                                                                         -------------------------------------------
                                                                              1998                       1997
                                                                         ----------------          -----------------

Operating activities
Net income........................................................             $24,257                    $26,499
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................              18,061                     18,532
       Amortization and other.....................................               4,655                      4,548
       Deferred income taxes......................................               4,305                        974
       Changes in operating assets and liabilities:
           Accounts receivable....................................               9,360                       (794)
           Inventories............................................              (7,953)                     2,936
           Other assets...........................................              (1,789)                       574
           Accounts payable and other current liabilities.........             (18,656)                   (16,210)
                                                                         ----------------          -----------------
       Net cash provided by operating activities..................              32,240                     37,059

Investing activities
Acquisition of businesses.........................................                    -                    (3,869)
Net purchases of property, plant and equipment....................             (31,166)                   (23,084)
Other.............................................................               2,780                        (44)
                                                                         ----------------          -----------------
Net cash used in investing activities.............................             (28,386)                   (26,997)

Financing activities
Purchase of treasury shares.......................................             (20,732)                    (7,362)
Proceeds from sale of equity interests............................                 420                      1,219
Net borrowings under revolving line of credit.....................              26,520                     25,006
Principal payments on long term debt and other....................             (11,603)                   (33,978)
                                                                         ----------------          -----------------
Net cash used in financing activities.............................              (5,395)                   (15,115)
Effect of foreign currency rate fluctuations on cash..............                  69                       (111)
                                                                         ----------------          -----------------
Decrease in cash and cash equivalents.............................              (1,472)                    (5,164)
Cash and cash equivalents at beginning of period..................               1,472                      5,164
                                                                         ----------------          -----------------
Cash and cash equivalents at end of period........................               $   -                      $   -
                                                                         ================          =================

                             See accompanying notes.

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES
         The components of inventory consist of the following:

                                                                   December 31          June 30
                                                                      1998               1998
                                                                -------------------------------------
                                                                           (In thousands)

      Raw materials........................................          $26,615            $26,421
      Finished goods.......................................           64,059             55,939
      Storeroom and other supplies.........................           18,553             18,012
                                                                =====================================
                                                                    $109,227           $100,372
                                                                =====================================

NOTE C -- COMPREHENSIVE INCOME
    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. The following is an analysis of these changes:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       -----------------------------     ----------------------------
                                                           1998           1997               1998          1997
                                                       -----------------------------     ----------------------------
                                                              (In thousands)                   (In thousands)

Net income.............................................       $10,874       $13,338           $24,257        $26,499
Foreign currency translation adjustments - net..               (2,416)       (5,326)             (706)        (8,079)
                                                       -----------------------------     ----------------------------
Comprehensive income.............................              $8,458       $ 8,012           $23,551        $18,420
                                                       =============================     ============================


NOTE D - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the consolidated statements of income:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       -----------------------------     ----------------------------
                                                           1998           1997               1998          1997
                                                       -----------------------------     ----------------------------
                                                                   (In thousands, except per share data)

Numerator:
Net income for basic and diluted earnings per share       $10,874         $13,338           $24,257       $26,499

Denominator:
Weighted average shares outstanding - used for basic
     earnings per share...........................          35,745.7       37,260.6          36,101.1       37,339.1
Effect of dilutive options........................             799.9        1,177.4             914.9        1,080.3
                                                       -----------------------------     ----------------------------
Denominator for diluted earnings per share........          36,545.6       38,438.0          37,016.0       38,419.4

Net income per share..............................             $0.30          $0.36             $0.67          $0.71
                                                       =============================      ===========================
Net income per share - assuming dilution                       $0.30          $0.35             $0.66          $0.69
                                                       =============================      ===========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended December 31, 1998 were $147.3 million compared to $153.6 million for the same period in the prior fiscal year, a decrease of $6.3 million or 4.1%. Net sales for the six month period ended December 31, 1998 were $303.5 million compared to $306.9 million for the same period in the prior fiscal year, a decrease of $3.4 million or 1.1%. The decrease for both the three and six month periods was primarily due to lower volume.

         Operating income for the three months ended December 31, 1998 was $27.6 million compared to $30.2 million for the same period in the prior fiscal year, a decrease of $2.6 million or 8.6%. Operating income for the six months ended December 31, 1998 was $58.1 million compared to $61.0 million for the same period in the prior fiscal year, a decrease of $2.9 million or 4.8%. The decrease for both the three and six month periods is primarily due to the lower sales volume.

         Net interest expense and amortization of debt costs were $9.9 million for the three months and $19.6 million for the six months ended December 31, 1998. This is a $0.6 million and $1.0 million increase, respectively, compared to the same period of the prior fiscal year. This increase was primarily due to higher average interest rates.

         The Company's effective tax rate of 34.8% for the six months is comparable to the effective tax rate for the fiscal year ended June 30, 1998.

         The Company's net income for the three month and six month period ended December 31, 1998 was $10.9 million or $0.30 per share on a diluted basis, and $24.3 million or $.66 per share on a diluted basis, respectively. This compares to $13.3 million or $0.35 per share on a diluted basis and $26.5 million or $.69 per share on a diluted basis for the same periods of the prior year.


Financial Condition

     Cash Flow

         Cash provided by operating activities for the six months ended December 31, 1998 was $32.2 million. These funds were used, along with additional borrowings from the credit facility, to purchase, modernize and upgrade production equipment and facilities and to repurchase stock. During the six months ended December 31, 1998, the Company repurchased 1,244,700 shares of common stock, pursuant to a 4,000,000 share repurchase plan. The total number of shares repurchased through this plan through December 31, 1998 is 3,334,900.

     Liquidity and Capital Resources

         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At December 31, 1998, the Company had unused borrowing capacity of approximately $150.7 million on its bank credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Year 2000 Compliance

     The Company is dependent upon computerized information systems for all phases of its operations including production, distribution and accounting. The Company's suppliers, distributors and customers are also dependent upon computerized information systems and may have year 2000 problems, which could adversely affect the Company. During the last three years, the Company has replaced substantially all of its mission critical information technology (IT) systems, giving the Company the benefit of new technology and functionality while becoming year 2000 compliant.

     The Company has developed a plan and timetable to determine the impact of the year 2000 on its operations and to achieve year 2000 compliance. The Company has separated its compliance analysis into four categories. These categories are mission critical IT systems, other IT systems, non-IT systems and major customers and suppliers IT systems. The Company has also identified five major steps, within each of these areas, that need to be completed in order to become year 2000 compliant. These steps are: (1) identify compliance owners, (2) inventory all systems to determine compliance or non-compliance, (3) establish a plan to implement any required changes, (4) test the implementation plan and (5) execute the plan, establish contingencies and verify that compliance has been achieved.

     The Company has completed the first four steps for all systems. The total plan will be completed and compliance verification will be achieved by 7/1/99 for all systems. The Company has evaluated the cost to achieve compliance and believes it will not have a material effect on its financial position, liquidity, or results of operations.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On  November  5,  1998,   the  Company  held  its  Annual   Meeting  of
Stockholders.  At the  meeting,  Robert E.  Cannon,  Henry  Frigon and Samuel M.
Mencoff were each re-elected as Class III directors to hold office for a three-year term or until their successors are elected and qualified. For Robert
E. Cannon, 33,297,671 votes were cast in favor, 2,850 votes were cast against and 222,052 votes were withheld. For Henry F. Frigon, 33,300,621 votes were cast in favor and 221,952 votes were withheld. For Samuel M. Mencoff, 33,300,621 votes were cast in favor and 221,952 were withheld.

         Following the election, the Company's Board of Directors consisted of Mr. Red Cavaney, Mr. R. Howard Cannon, Mr. Robert E. Cannon, Mr. David B. Ferraro, Mr. Henry F. Frigon, Mr. Samuel M. Mencoff, and Mr. Harry J. Phillips, Sr.

         The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors. 33,510,699 votes were cast in favor of the ratification, 4,396 were cast against and 7,478 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

1. Exhibit 27 Financial Data Schedule
2. The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By:      /s/ DAVID B. FERRARO
     ---------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date: February 2, 1999


By:      /s/ DAVID H. WHITCOMB
     ------------------------------

David H. Whitcomb, Sr. Vice President-Finance and Accounting
Date: February 2, 1999