Form 10-Q
period 1999-03-31
BUCKEYE TECHNOLOGIES INC
filed 1999-05-07
CIK 899597

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


                  For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of May 6, 1999, there were outstanding 35,379,736 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


ITEM                                                                        PAGE

                         PART I - FINANCIAL INFORMATION

1.   Financial Statements (Unaudited):

     Condensed  Consolidated  Statements  of Income for the Three Months
     Ended March 31, 1999 and 1998; Nine Months Ended March 31, 1999
     and 1998..........................................................        3

     Condensed Consolidated Balance Sheets as of March 31, 1999
     and June 30, 1998.................................................        4

     Condensed  Consolidated  Statements  of Cash Flows for the
     Nine Months Ended March 31, 1999 and 1998.........................        5

     Notes to Condensed Consolidated Financial Statements..............        6

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................        8

                           PART II - OTHER INFORMATION

6.     Exhibits and Reports on Form 8-K................................        9

                    SIGNATURES                                                10

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In thousands, except share data)

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31                       March 31
                                                           --------------------------     ---------------------------
                                                               1999          1998             1999           1998
                                                           --------------------------     ---------------------------
Net sales.............................................        $155,880     $162,474         $459,331       $469,397
Cost of goods sold....................................         116,997      119,877          340,089        344,303
                                                           --------------------------     ---------------------------
Gross margin..........................................          38,883       42,597          119,242        125,094

Selling, research and administrative expenses.........          11,080       12,334           33,313         33,842
                                                           --------------------------     ---------------------------
Operating income......................................          27,803       30,263           85,929         91,252

Net interest expense and amortization of debt costs...           9,772        8,911           29,355         27,513
Other.................................................           1,019          438            2,386          1,460
                                                           --------------------------     ---------------------------

Income before income taxes............................          17,012       20,914           54,188         62,279
Income taxes..........................................           5,524        6,710           18,443         21,576
                                                           --------------------------     ---------------------------

Net income............................................         $11,488      $14,204          $35,745        $40,703
                                                           ==========================     ===========================

Net income per share..................................           $0.32        $0.38            $1.00          $1.09
                                                           ==========================     ===========================
Net income per share - assuming dilution..............           $0.32        $0.37            $0.98          $1.06
                                                           ==========================     ===========================




                             See accompanying notes.


                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                            March 31                June 30
                                                                              1999                    1998
                                                                         ----------------       -----------------
Assets
Current assets:
     Cash and cash equivalents....................................                                    $  1,472
                                                                         $           -
     Short-term investments.......................................                   -                   2,900
     Accounts receivable - net....................................              76,177                  88,721
     Inventories..................................................             110,214                 100,372
     Deferred income taxes and other..............................               9,070                  10,041
                                                                         ----------------       -----------------
              Total current assets................................             195,461                 203,506
Property, plant and equipment.....................................             560,776                 523,508
Less allowances for depreciation..................................            (148,300)               (121,561)
                                                                         ----------------       -----------------
                                                                               412,476                 401,947
Goodwill..........................................................             127,421                 132,488
Deferred debt costs and other.....................................              11,374                  13,595
                                                                         ----------------       -----------------
              Total assets........................................            $746,732                $751,536
                                                                         ================       =================

Liabilities and stockholders' equity Current liabilities:
     Accounts payable.............................................             $19,841                 $25,142
     Accrued expenses.............................................              42,937                  49,547
     Notes payable................................................                   -                     829
     Current portion of long-term debt............................                   -                     511
                                                                         ----------------       -----------------
              Total current liabilities...........................              62,768                  76,029
Noncurrent liabilities:
     Long-term debt...............................................             459,388                 456,332
     Accrued postretirement benefit obligation....................              15,979                  15,159
     Deferred income taxes........................................              41,551                  34,609
     Other liabilities............................................               1,621                  13,728
Stockholders' equity..............................................             165,425                 155,679
                                                                         ----------------       -----------------
     Total liabilities and stockholders' equity...................            $746,732                $751,536
                                                                         ================       =================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                          March 31
                                                                        -------------------------------------------
                                                                              1999                       1998
                                                                        ----------------          -----------------
Operating activities
Net income........................................................             $35,745                    $40,703
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................              27,856                     27,953
       Amortization and other.....................................               7,129                      7,448
       Deferred income taxes......................................               6,816                      1,224
       Changes in operating assets and liabilities:
           Accounts receivable....................................              12,450                     (6,341)
           Inventories............................................             (10,296)                     6,974
           Other assets...........................................                 843                     (1,038)
           Accounts payable and other current liabilities.........             (11,685)                   (14,041)
                                                                        ----------------          -----------------
       Net cash provided by operating activities..................              68,858                     62,882

Investing activities
Acquisition of businesses.........................................                   -                     (3,869)
Net purchases of property, plant and equipment....................              (41,471)                  (39,008)
Other.............................................................                2,780                       346
                                                                        ----------------          -----------------
Net cash used in investing activities.............................              (38,691)                  (42,531)

Financing activities
Purchase of treasury shares.......................................              (23,000)                  (16,392)
Proceeds from sale of equity interests............................                 420                      1,690
Net borrowings under revolving line of credit.....................               2,861                     22,961
Principal payments on long term debt and other....................             (11,941)                   (33,613)
                                                                        ----------------          -----------------
Net cash used in financing activities.............................             (31,660)                   (25,354)
Effect of foreign currency rate fluctuations on cash..............                  21                       (161)
                                                                        ----------------          -----------------
Decrease in cash and cash equivalents.............................              (1,472)                    (5,164)
Cash and cash equivalents at beginning of period..................               1,472                      5,164
                                                                        ----------------          -----------------
Cash and cash equivalents at end of period........................             $     -                   $      -
                                                                        ================          =================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES
     The components of inventory consist of the following:

                                                                    March 31            June 30
                                                                      1999               1998
                                                                -------------------------------------
                                                                           (In thousands)

     Raw materials........................................          $27,800           $ 26,421
     Finished goods.......................................           63,638             55,939
     Storeroom and other supplies.........................           18,776             18,012
                                                                -------------------------------------
                                                                    $110,214           $100,372
                                                                =====================================

NOTE C -- COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. The following is an analysis of these changes:

                                                            Three Months Ended                Nine Months Ended
                                                                 March 31                         March 31
                                                       -----------------------------     ----------------------------
                                                           1999           1998               1999          1998
                                                       -----------------------------     ----------------------------
                                                              (In thousands)                   (In thousands)
Net income........................................         $11,488         $14,204           $35,745       $40,703
Foreign currency translation adjustments - net....          (3,549)         (2,701)           (4,255)      (10,780)
                                                       -----------------------------     ----------------------------
Comprehensive income..............................          $7,939         $11,503           $31,490       $29,923
                                                       =============================     ============================

NOTE D -- EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators used to calculate net income per share in the consolidated statements of income:

                                                            Three Months Ended                Nine Months Ended
                                                                 March 31                         March 31
                                                       -----------------------------     ----------------------------
                                                           1999           1998               1999          1998
                                                       -----------------------------     ----------------------------
                                                                  (In thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share       $11,488        $14,204           $35,745       $40,703

Denominator:
Weighted average shares outstanding - used for basic
     earnings per share...........................          35,442.3       36,959.4          35,881.5       37,212.3
Effect of dilutive options........................             506.2        1,124.3             778.7        1,095.0
                                                       -----------------------------     ----------------------------
Denominator for diluted earnings per share........          35,948.5       38,083.7          36,660.2       38,307.3

Net income per share..............................             $0.32          $0.38             $1.00          $1.09
                                                       =============================     =============================
Net income per share - assuming dilution                       $0.32          $0.37             $0.98          $1.06
                                                       =============================     ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

         Net sales for the three months ended March 31, 1999 were $155.9 million compared to $162.5 million for the same period in the prior fiscal year, a decrease of $6.6 million or 4.1%. Net sales for the nine month period ended March 31, 1999 were $459.3 million compared to $469.4 million for the same period in the prior fiscal year, a decrease of $10.1 million or 2.2%. The decrease for both the three month and nine month periods was primarily due to lower cellulose volume. Lower unit sales prices on fluff pulp, which resulted from a scheduled January 1, 1999 contract price reduction to Procter & Gamble, were largely offset by improved air-laid sales.

         Operating income for the three months ended March 31, 1999 was $27.8 million compared to $30.3 million for the same period in the prior fiscal year, a decrease of $2.5 million. Operating income for the nine months ended March 31, 1999 was $85.9 million compared to $91.3 million for the same period in the prior fiscal year, a decrease of $5.4 million or 5.9%. The decrease for the three and nine month periods is primarily due to the lower sales previously discussed partially offset by lower raw material costs and tighter control on selling, general and administrative expenditures.

         Net interest expense and amortization of debt costs were $9.8 million for the three months and $29.4 million for the nine months ended March 31, 1999. This is a $0.9 million and $1.9 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher average interest rates.

         The Company's effective tax rate for the three months and nine months ended March 31, 1999 was 32.5% and 34.0%, respectively. During the quarter, the Company recognized additional benefit from optimizing its Foreign Sales Corporation.

         The Company's net income for the three month and nine month period ended March 31, 1999 was $11.5 million or $0.32 per share on a diluted basis, and $35.7 million or $0.98 per share on a diluted basis, respectively. This compares to $14.2 million or $0.37 per share on a diluted basis and $40.7 million or $1.06 per share on a diluted basis for the same periods of the prior year.

Financial Condition
     Cash Flow
         Cash provided by operating activities for the nine months ended March 31, 1999 was $68.9 million. These funds were to purchase, modernize and upgrade production equipment and facilities and to repurchase stock. During the nine months ended March 31, 1999, the Company repurchased 1,420,200 shares of common stock, pursuant to a 4,000,000 share repurchase plan. The total number of shares repurchased through this plan through March 31, 1999 is 3,510,400.

     Liquidity and Capital Resources
         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At March 31, 1999, the Company had unused borrowing capacity of approximately $174.0 million on its bank credit facility.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
a.       Exhibits pursuant to Item 601 of Regulation S-K
         -    Exhibit  10.1 - Amendment  No. 1 to  Timberlands  Agreement  dated
              January  1,  1999  by  and  between   Buckeye   Florida,   Limited
              Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995.
         -    Exhibit 27 - Financial Data Schedule
b.       Reports on Form 8-K
         - The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By:  /s/ DAVID B. FERRARO
     --------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date: May 13, 1999


By:  /s/ DAVID H. WHITCOMB
     --------------------------------
David H. Whitcomb, Sr. Vice President, Finance and Accounting
Date: May 13, 1999