Form 10-Q/A
period 1999-03-31
BUCKEYE TECHNOLOGIES INC
filed 1999-05-12
CIK 899597

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q/A

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


Buckeye Technologies Inc.


By:  /s/ DAVID B. FERRARO
     --------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date: May 12, 1999


By:  /s/ DAVID H. WHITCOMB
     --------------------------------
David H. Whitcomb, Sr. Vice President, Finance and Accounting
Date: May 12, 1999

                                  EXHIBIT 10.1

                                AMENDMENT NO. 1
                                       TO
                              TIMBERLANDS AGREEMENT

                   THIS AMENDMENT NO. 1 TO TIMBERLANDS AGREEMENT is entered into as of the 1st day of January, 1999 by and between Buckeye Florida, Limited Partnership, a Delaware limited partnership ("Buyer"), and Foley Timber and Land Company, Limited Partnership, a Delaware limited partnership ("Seller").

                                    RECITALS

     A.   Buyer  and The  Procter  & Gamble  Cellulose  Corporation
 ("P&G") entered into a Timberlands Agreement dated March 16, 1993 (the "Agreement") under which Buyer agreed to purchase certain Slash Pine Timber from P&G. Unless otherwise provided herein, all capitalized terms used in this Amendment shall have the respective meanings set forth in the Agreement.

     B. Seller acquired from P&G the Florida Timberlands through the purchase of substantially all of the Florida Timberlands owned by P&G on July 12, 1994 and the June 30, 1998 assignment by P&G to Seller of certain leases for certain additional Florida Timberlands. In connection with such transactions, P&G also assigned to Seller its rights under the Agreement. The June 30, 1998 assignment was evidenced by an Assignment and Assumption of Timberlands Leases, Timberlands Agreement and Related Agreements dated as of June 30, 1998 and entered into by P&G, The Procter and Gamble Company and Seller.

     C. Seller and Buyer desire to enter into this Amendment to amend the Agreement in certain respects in order to, among other things, (i) reflect the addition of certain additional land to be subject to the Agreement, (ii) eliminate from the Agreement the concept of Withheld Acreage and to subject the lands now held by Seller which were previously designated Withheld Acreage to the provisions of the Agreement as Available Harvest Acreage, (iii) amend the timber harvest schedule set forth in Exhibit A of the Agreement, (iv) extend the term of the Agreement through December 31, 2010, and (v) eliminate the provisions of the Agreement permitting the reset of stumpage prices to reflect prices set forth in a Survey of average stumpage prices.

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the foregoing covenants and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

      1. Amendment of the Agreement. The Agreement is hereby amended in the following respects from and after January 1, 1999, effective on and as of such date:

          (a) Deleted Definitions. The following capitalized terms and their respective definitions are hereby deleted in their entirety from Section 1 of the Agreement: "Deposit," "Extension Notice," "Extension Period," "Foley Wood Procurement Area,"

 "Harvestable Withheld Acreage," "Option Amount," "Purchase Commitment Percentage," "Reserve Notice," "Reserved Timber Harvest Units," "Significant Timberland Owner," "Withheld Acreage" and "Withheld Acreage Percentage."

           (b) Amended Definitions. The following definitions set forth in
 Section I of the Agreement are hereby amended to read in their entirety as follows:

          Available Harvest    For each Contract Year from 1999 through the
                   Acreage:    expiration of the Contract Period, the Timber
                               Harvest Units available  for harvest  from the
                               Florida   Timberlands, as  set forth on Exhibits
                               A-7 through A-18 attached hereto, as amended.
          Contract Period      The period  commencing at the  Closing  Date and
                               ending on December 31, 2010.
          Florida Timberlands  All timberlands presently owned or leased or subject to a reservation of timber rights by
                               Seller as of December 31, 1998 in the State of
                               Florida identified by the descriptions on the tax
                               rolls attached hereto as Exhibit C, as amended.
          Index Price          [Text Deleted]
          Initial Price        [Text Deleted]
          Product Price        With respect to each Product, for each Contract
                               Year, the stumpage price per ton derived by
                               multiplying (i) the Initial Price of such
                               Product, by (ii) the Adjustment Factor for such
                               Product.
          Purchase Commitment  For each Contract Year, the Available Harvest
                               Acreage for such Contract Year (in particular,
                               the Timber Harvest Units designated in the
                               column labeled "Purchase Commitment" on the
                               applicable Exhibit for such Contract Year from
                               Exhibits A-7 through A- 18, as amended).
          Slash Pine Timber    Planted or direct seeded slash pine trees (and
                               natural pine trees appearing among such trees and within Stands of such trees) measuring at least
                               4.0" dbh outside the bark and containing not less than a 16 foot length of merchantable timber to a minimum 3.0" top dob.

               (c) Amendment of Section 2. Section 2 of the Agreement is hereby amended to read in its entirety as follows:

          "2.      Basic Agreement

          On the terms and subject to the conditions set forth in this Agreement, for each Contract Year during the Contract Period, the Timberland Owners shall sell to Buyer and Buyer shall purchase from the Timberland Owners, the Slash Pine Timber located in each Timber Harvest Unit making up the Purchase Commitment for such Contract Year."

               (d) Amendment of Section 3.B. Section 3 B. of the Agreement is hereby amended by adding to the existing provisions thereof the following:
"Notwithstanding the foregoing, with respect to the Timber Harvest Units designated as New Timber Harvest Units on Exhibit A-7, as amended, the Timberland Owners may deliver the Timber Notices to Buyer for such New Timber Harvest Units on or before February 28, 1999, and Buyer shall deliver a Timber Notice Receipt to each Timberland Owner in response to each such Timber Notice within 30 days after Buyer's receipt of such Timber Notice.

               (e) Deletion of Section 6.D. Section 6.D. of the Agreement entitled "Reset of Stumpage Prices" is hereby deleted in its entirety.

               (f) Deletion of Section 8. Section 8 of the Agreement entitled "Contract Period Extension" is hereby deleted in its entirety.

               (g) Deletion of Section 9. Section 9 of the Agreement entitled "Withheld Acreage" is hereby deleted in its entirety.

               (h) Amendment of Section 10.C. Section 10.C. of the Agreement is hereby amended to delete from the second sentence thereof the following language: "(other than Withheld Acreage, which is addressed under Section 9B above)."

               (i) Amendment of Exhibits A-7 through A- 18. Exhibits A-7 through A- 18 of the Agreement are hereby amended in their entirety by substituting therefor Exhibits A-7 through A- 18 attached to this Amendment, each of which is incorporated herein by this reference.

               (j) Amendment of Exhibit B. Exhibit B of the Agreement is hereby amended by deleting therefrom that portion of Section 1 of Exhibit B which relates to the mechanism for the reset of stumpage prices, i.e., all of the provisions (including the example) appearing on the page designated page 64.

               (k) Amendment of Exhibit C. Exhibit C of the Agreement is hereby amended in its entirety by deleting Exhibits C-1 and C-2 and substituting therefor Exhibit C attached to this Amendment, which is incorporated herein by this reference.

               (l) Amendment of Exhibit G. Exhibit G of the Agreement is hereby amended in its entirety by deleting Exhibits G and substituting therefor Exhibit G attached to this Amendment, which is incorporated herein by this reference.

               (m) Deletion of Exhibit H. Exhibit H of the Agreement is hereby deleted in its entirety.

               (n) Deletion of Exhibit L. Exhibit L of the Agreement entitled "Reset Stumpage Price Methodology" is hereby deleted in its entirety.

          2. Agreement in Full Force and Effect. Except as otherwise amended hereby the Agreement remains in full force and effect.

          3. Representations and Warranties of the Parties. Each of the parties represents and warrants to the other that:

               (a) Organization and Good Standing. It is duly organized, validly existing and in good standing under the laws of the state in which it was organized, with full power to carry on its business as it is now and has since its organization been conducted and to own, lease and operate its assets.

               (b) Authorization of Agreement. It has all requisite power and authority to enter into this Amendment. This Amendment has been duly executed and delivered by it, has been effectively authorized by all necessary action, of its general partner or otherwise, and constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms.

               (c) Amendment Not in Breach of Other Instruments. The execution, delivery and performance of this Amendment by it and the consummation of the transactions contemplated hereby will not result in a breach of any of the terms and provisions of, or constitute a default under, or conflict with, any other material contract, agreement, indenture or other instrument to which it is a party or by which it is bound, its certificate or agreement of limited partnership, or any judgement, decree, order or award of any court, governmental body or arbitrator, or any law, rule or regulation applicable to it.

               (d) Consents. No notice to, filing with, or approval or consent of, any court, governmental or regulatory agency or body or third party is required in order to permit the execution, delivery or performance of this Amendment or the consummation of the transactions contemplated hereby.

          4.    Other Timberland  Owners.  The parties hereto acknowledge that
(a) certain of the Florida Timberlands are owned by third parties, although Seller has reserved the right to harvest, among other timber, all timber on such Florida Timberlands which is subject to the Agreement and included in any of the Timber Harvest Units, (b) such third parties are not parties to this Amendment, (c) the amendments to the Agreement effected by this Amendment may not affect the limited rights and obligations of such third parties under the Agreement. The parties agree that notwithstanding the foregoing, this Amendment is intended to be binding on Buyer and Seller as it relates to their respective obligations to each other with respect to the Florida Timberlands, including the Florida Timberlands owned by such third parties which are subject to rights reserved by Seller to harvest the timber thereon.

          5. Miscellaneous Provisions. The provisions of the Agreement relating to the interpretation of the Agreement, the resolution of disputes and governing law shall apply to this Amendment and are hereby incorporated herein by this reference.

          IN) WITNESS WHEREOF, the parties hereto have entered into this Amendment as of the date set forth above.

                              BUCKEYE FLORIDA, LIMITED PARTNERSHIP

                              By BUCKEYE FLORIDA CORPORATION
                              Its General Partner

                              By:    /s/ D. B. Ferraro
                                     -------------------
                              Title: President


                              FOLEY TIMBER AND LAND COMPANY,
                              LIMITED PARTNERSHIP

                              By FOLEY TIMBER COMPANY, INC.,
                              Its General Partner

                             By:   /s/ Howard H. Leach
                                   ---------------------
                             Title:  President