Form 10-K
period 1999-06-30
BUCKEYE TECHNOLOGIES INC
filed 1999-09-24
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              --------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                             ---------------------

                        Commission file number: 33-60032

                            BUCKEYE TECHNOLOGIES INC.
                  Incorporated pursuant to the Laws of Delaware

                             ---------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                             ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 13, 1999, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $366,199,000.

As of September 13, 1999, there were outstanding 35,342,464 Common Shares of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 1999 Annual Report are incorporated by reference into Part I and Part II. Portions of Buckeye Technologies Inc.'s 1999 Annual Proxy Statement are incorporated by reference into Part III.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.



    ITEM                                                                                               PAGE
                                                    PART I
          1. Business.............................................................................       2
          2. Properties...........................................................................       6
          3. Legal Proceedings....................................................................       6
          4. Submission of Matters to a Vote of Security Holders..................................       6

                                                    PART II
          5. Market for the Registrant's Common Stock and Related Security Holder Matters.........       7
          6. Selected Financial Data..............................................................       7
          7. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations....................................................................       7
         7a. Market Risk Disclosure...............................................................       7
          8. Financial Statements and Supplementary Data..........................................       7
          9. Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure....................................................................       7

                                                   PART III
         10. Directors and Executive Officers of the Registrant...................................       8
         11. Executive Compensation...............................................................       9
         12. Security Ownership of Certain Beneficial Owners and Management.......................       9
         13. Certain Relationships and Related Transactions.......................................       9

                                                    PART IV
         14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K......................      10

                                                     OTHER
             Signatures...........................................................................      13

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

   COMPANY HISTORY

     The Company has participated in the cellulose-based specialty market for over 75 years and has developed new uses for both wood and cotton based cellulose products. During fiscal 1997, the Company made two acquisitions. The first acquisition, Alpha Cellulose Holdings Inc., in September 1996, produces specialty cellulose. The second acquisition, Merfin International Inc., utilizes specialty cellulose to produce cellulose based air-laid nonwovens for absorbent applications. Further information on these acquisitions is incorporated herein by reference to Note 2, Business Combinations, to the Consolidated Financial Statements, on page 32 of the Company's 1999 Annual Report.

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

     Additional information is incorporated herein by reference to the pages of the Company's 1999 Annual Report starting with the section titled "Our Ideas Really Hold Water" through the section titled "Recycling Is In Our Genes" and
Note 11, Segment Information, to the Consolidated Financial Statements on pages 37 and 38 of the Company's 1999 Annual Report.

   RAW MATERIALS

     Slash pine timber and cotton fiber are the principal raw materials used in the manufacture of the Company's specialty cellulose and absorbent cellulose products. They represent the largest components of the Company's variable costs of production. The region surrounding Buckeye's plant located in Perry, Florida (the Foley Plant) has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into various timber purchase agreements. Additional information is incorporated herein by reference to Note 13, Purchase Commitments, to the Consolidated Financial Statements, which appears on page 38 of the Company's 1999 Annual Report.

     The Company purchases cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers. The Memphis Plant is strategically located in the Mississippi Valley, one of the largest cotton fiber producing regions in the world. Generally, the Company purchases substantially all of its requirements of cotton fiber for the Memphis and Lumberton plants domestically. The Glueckstadt plant purchases cotton fiber principally from suppliers in the Middle East.

     The cost of both slash pine timber and cotton fiber is subject to market fluctuations caused by supply and demand factors beyond the Company's control.

   SALES AND CUSTOMERS

     The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in Memphis, Tennessee, and Geneva, Switzerland. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales are distributed to customers in approximately 50 countries around the world. The Company's fiscal 1999 sales reflect this geographic diversity, with 36% of sales in North America 35% in Europe, 16% in Asia, 8% in South America and 5% in other regions. Geographic segment data and product sales data is included in Note 11 to the Consolidated Financial Statements which appears on pages 37-38, Segment Information, of the Company's 1999 Annual Report, and is incorporated herein by reference.

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

     Procter & Gamble, the world's largest diaper manufacturer, is the Company's largest customer, accounting for 35% of the Company's fiscal 1999 gross sales. The Company and Procter & Gamble have entered into a long-term Pulp Supply Agreement, which requires Procter & Gamble to purchase specified tonnage of the Company's fluff pulp annually through the year 2002. Shipments of fluff pulp under the Pulp Supply Agreement are made to Procter & Gamble affiliates worldwide, as directed by Procter & Gamble. The pricing of the fluff pulp sold pursuant to the Pulp Supply Agreement in the years 1999 and 2000 will be at the higher of the contract formula price or market, and pricing in the years 2001 and 2002 will be at market. The formula price has three components: (i) a specified provision to cover the Company's manufacturing costs and profit margin
(ii) a provision for escalation based on Consumer Price Index changes, and (iii) a provision to adjust for all actual changes in the price of wood, the major raw material component of the fluff pulp purchased under the contract. Buckeye's next four largest customers in the aggregate account for approximately 12% of gross sales.

     Over 90% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations. The Company's products are shipped by rail, truck and ocean carrier.

   RESEARCH AND DEVELOPMENT

     The Company's research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. The Company has a history of innovation in specialty cellulose products. The acquisition of Merfin added capability in the research and development of new air-laid absorbent products. Buckeye has pilot plant facilities in which to produce experimental products for qualification in customer plants. The Company completed the construction of a new air-laid nonwovens pilot plant during the year ended June 30, 1999. This proprietary pilot facility will support Buckeye's development efforts with a number of leading consumer products companies and speed delivery of these breakthrough products to the marketplace.

     Research and development costs of $10.9 million, $10.7 million, and $8.4 million were charged to expense as incurred for the years ended June 30, 1999, 1998 and 1997, respectively.

   COMPETITION

     Buckeye's competitors include the following: Concert Industries (Canada), Duni AB (Sweden), Fort James (U.S.), Georgia-Pacific Corporation (U.S.), Havix (Japan), Honshu (Japan), Hosposables (U.S.), International Paper Company (U.S.), Personal Care Group (U.S.), Rayonier, Inc. (U.S.), Sappi Limited (South Africa), Southern Cellulose Products Inc. (U.S.), Spontex (U.K.), Tembec Inc. (Canada), Western Pulp Limited Partnership, (Canada), and Weyerhaeuser Company (U.S.). Competition is based on product performance, technical service, and, to a lesser extent, price. Southern Cellulose Products Inc. is owned by Archer Daniels Midland, a subsidiary of which supplies cotton fibers to the Company.

   INTELLECTUAL PROPERTY

     The Company currently holds six U. S. patents and three foreign patents, and has more than two dozen applications pending. In addition, the Company has access to royalty-free licenses for five U.S. patents and two foreign patents. Buckeye intends to protect its patents and file applications for any future inventions that are deemed to be important to its business operations.

   INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

   SEASONALITY

     The Company's business has generally not been seasonal to any significant extent.

   EMPLOYEES

     On June 30, 1999, the Company employed approximately 1,800 individuals at its facilities in Memphis, Tennessee; Perry, Florida; Lumberton and King, North Carolina; Savannah, Georgia; Glueckstadt, Germany; Delta, Canada; Cork, Ireland; and Geneva, Switzerland. Collective bargaining agreements are in place at the Foley Plant (approximately 600 hourly employees) with the United Paper Workers International Union, AFL-CIO, Local #1192; and at the Memphis Plant (approximately 190 hourly employees) wit the Local Union 910 Pulp and Processing Workers and the Retail, Wholesale, and Department Store Union, AFL-CIO. The agreement for the Foley Plant expires April 1, 2002. The agreement for the Memphis Plant expires March 18, 2000. A Works Council provides employee representation for all non-management workers at the Glueckstadt Plant. The Lumberton, Delta, Cork, and King plants are not unionized.

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

     Additional information is incorporated herein by reference to Note 14, Contingencies to the Consolidated Financial Statements, on pages 38 and 39 of the Company's 1999 Annual Report.

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

     Air-laid Plants. The Delta Plant has a total capacity of approximately 30,000 annual metric tons of air-laid nonwoven fabric from two production lines. The Cork Plant has a capacity of approximately 15,000 annual metric tons of air-laid nonwoven fabric from its existing single production line. The King Plant converts air-laid fabrics and wet-laid paper into wipes, towels and tissues for industrial and commercial uses.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Information on this item is set forth under the caption "Stockholder Information" on page 44 in the Company's 1999 Annual Report and is incorporated herein by reference.



ITEM 6.   SELECTED FINANCIAL DATA

     Information on this item is set forth under the caption "Selected Financial Data" on page 42 in the Company's 1999 Annual Report and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on this item is set forth under the caption "Financial Review" on pages 22-25 in the Company's 1999 Annual Report and is incorporated herein by reference.

ITEM 7A.  MARKET RISK DISCLOSURE

     Information on this item is set forth under the caption "Financial Review" on pages 23 and 24 in the Company's 1999 Annual Report and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth on pages 26-40 in the Company's 1999 Annual Report and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions held by the executive officers of the Company on September 15, 1999 are:

                                                                                                     Elected to
       Name                    Age                             Position                           Present Position
----------------------         ---     ----------------------------------------------------       ----------------
Robert E. Cannon*               69     Chairman of the Board, Chief Executive Officer and             March 1993
                                       Director
David B. Ferraro*               61     President, Chief Operating Officer and Director                March 1993
Henry P. Doggrell**             51     Sr. Vice President, Business Development                        July 1997
George B. Ellis*                59     Sr. Vice President, Manufacturing-Specialty Cellulose           July 1997
E. Allen Eppinger*              61     Sr. Vice President, Manufacturing-Absorbent Products            July 1997
Paul N. Horne*                  43     Sr. Vice President, Commercial-Specialty Cellulose              July 1997
B. Jerry L. Huff*               60     Sr. Vice President, Research & Development                      July 1997
Kristopher J. Matula**          37     Sr. Vice President, Commercial-Absorbent Products               July 1997
David H. Whitcomb*              59     Sr. Vice President, Finance & Accounting                        July 1997
----------------------------------------------------------------------------------------------------------------

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

Additional information relating to Directors and Executive Officers is incorporated herein by reference to pages 4 - 7 of the Company's 1999 Annual Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

     Information relating to this item is set forth on pages 12-14 of the Company's 1999 Annual Proxy Statement and is incorporated herein by reference, but does not include the "Report of the Compensation Committee on Executive Compensation" on pages 14-15.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is set forth under the caption "Buckeye Stock Ownership" on pages 10-11 in the Company's 1999 Annual Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is set forth under the caption "Certain Transactions" on page 17 in the Company's 1999 Annual Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    (1) Financial Statements

                The following report of independent auditors and financial statements are incorporated by reference in Part II, Item 8:
                     Consolidated Statements of Income -- For the years ended June 30, 1999, 1998 and 1997
                     Consolidated Balance Sheets -- June 30, 1999 and 1998 Consolidated Statements of Stockholders' Equity -- For the years ended June 30, 1999, 1998 and 1997
                     Consolidated Statements of Cash Flows -- For the years ended June 30, 1999, 1998 and 1997
                     Notes to Consolidated Financial Statements
                     Report of Management
                     Report of Independent Auditors

       (2) Financial Statement Schedule

                Schedule II - Valuation and Qualifying Accounts. See page 12 of this document.
                All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

       (3) Listing of Exhibits

             3.1 Second Amended and Restated Certificate of Incorporation ****
         3.1 (a) Articles of Amendment to the Second Amended and Restated Certificate of Incorporation of Registrant *****
             3.2 Amended and Restated By-laws of the Registrant.*
             4.1 Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated
                 November 28, 1995 *
             4.2 Indenture for 9 1/4% Senior Subordinated Notes due 2008,
                 dated July 2, 1996 **
             4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated
                 June 11, 1998 *****
            10.1 Amended and Restated 1995 Management Stock Option Plan of
                 the Registrant ******
            10.2 Amended and Restated 1995 Incentive and Nonqualified Stock
                 Option Plan for Management Employees of the Registrant. *****
            10.3 Form of Management Stock Option Subscription Agreement ******
            10.4 Form of Stock Option Subscription Agreement ******
            10.5 Formula Plan for Non-Employee Directors **

            10.6 Credit Agreement dated as of May 28, 1997 among the Registrant, Fleet National Bank; SunTrust Bank, Central Florida, N.A.; Toronto Dominion (Texas), Inc.; and the other lenders party thereto. ***
            10.7 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995. *******
            13.1  Buckeye Technologies Inc. 1999 Annual Report.
            21.1  Subsidiaries of the Registrant.
            23.1  Consent of Ernst & Young LLP.
            27.1  Financial Data Schedule. (For SEC use only)

(b)     Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.
          * Incorporated by reference to the Registrant's Registration
            Statement on Form S-1, File No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and as amended on October 30, 1995 and November 21, 1995.
         ** Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
        *** Incorporated by reference to the Registrant's Current Report on
            Form 10-K dated June 30, 1997.
       **** Incorporated by reference to the Registrant's Quarterly Report on
            Form 10-Q for quarterly period ended December 31, 1997.
      ***** Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.
     ****** Incorporated by reference to the Registrant's Current Report on Form
            10-K dated June 30, 1998.
    ******* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.

SCHEDULE  II
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)





                                                Column B               Column C             Column D       Column E
                                                                       Additions
                                                 Balance        Charged       Charged                       Balance
                                                    at             to           to                             at
                                                Beginning         Costs        Other            (a)            End
                                                    of             and        Accounts      Deductions         of
               Description                        Period        Expenses     --Describe     --Describe       Period
YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts.........          $1,174            $ 9          $ --          $(141)        $1,042
                                                  ======            ===          ====          =====         ======

YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts.........          $1,322            $34          $ --          $(182)        $1,174
                                                  ======            ===          ====          =====         ======

YEAR ENDED JUNE 30, 1997
Deducted from asset accounts:                                                     (b)
Allowance for doubtful accounts.........          $  980            $--          $591          $(249)        $1,322
                                                  ======            ===          ====          =====         ======


--------------------------------------------------------------------------------
(a) Uncollectible accounts written off, net of recoveries. Acquired allowance for doubtful accounts at the date of acquisition.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By: /s/ Robert E. Cannon
   --------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 17, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert E. Cannon
   --------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 17, 1999




By: /s/ David B. Ferraro
   --------------------------------------------------------------------------
David B. Ferraro, Director, President and Chief Operating Officer
Date: September 17, 1999



By: /s/ Samuel M. Mencoff
   --------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 17, 1999



By: /s/ Harry J. Phillips, Sr.
   --------------------------------------------------------------------------
Harry J. Phillips, Sr., Director
Date: September 17, 1999



By: /s/ David H. Whitcomb, Sr.
   --------------------------------------------------------------------------
David H. Whitcomb, Sr. Vice President, Finance and Accounting
Date: September 17, 1999