Form 10-Q
period 1999-09-30
BUCKEYE TECHNOLOGIES INC
filed 1999-11-05
CIK 899597

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


                For the quarterly period ended September 30, 1999

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of November 3, 1999, there were outstanding 35,177,864 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


ITEM                                                                        PAGE

                         PART I - FINANCIAL INFORMATION

       1.     Financial Statements (Unaudited):
              Condensed Consolidated Statements of Income for the
                Three Months Ended September 30, 1999 and 1998 ........        3
              Condensed Consolidated Balance Sheets as of
                September 30, 1999 and June 30, 1999...................        4
              Condensed  Consolidated  Statements  of Cash Flows for
                the Three Months Ended September 30, 1999 and 1998.....        5
              Notes to Condensed Consolidated Financial Statements.....        6

       2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................        8

                           PART II - OTHER INFORMATION

       6.     Exhibits and Reports on Form 8-K.........................       10

                                  SIGNATURES                                  11

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                                   Three Months Ended
                                                                                      September 30
                                                                          ------------------------------------
                                                                                  1999              1998
                                                                          ------------------------------------

Net sales............................................                            $153,400             $156,177
Cost of goods sold...................................                             111,180              113,823
                                                                          ----------------     ----------------
Gross margin.........................................                              42,220               42,354

Selling, research and administrative expenses........                              12,230               11,828
                                                                          ----------------     ----------------
Operating income.....................................                              29,990               30,526

Net interest expense and amortization of debt costs                                 9,221                9,654
Other................................................                               1,129                  389
                                                                          ----------------     ----------------

Income before income taxes...........................                              19,640               20,483
Income taxes.........................................                               6,285                7,100
                                                                          ----------------     ----------------

Net income...........................................                            $ 13,355             $ 13,383
                                                                          ================     ================


Basic earnings per share.............................                               $0.38                $0.37
                                                                          ================     ================
Diluted earnings per share...........................                               $0.37                $0.36
                                                                          ================     ================


Weighted average shares for basic earnings per share                               35,375               36,456
Effect of dilutive stock options                                                      738                1,030
                                                                          ----------------     ----------------
Adjusted weighted average shares for diluted earnings per share                    36,113               37,486


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                    September 30                June 30
                                                                         1999                     1999
                                                                   -----------------------------------------
Assets
Current assets:
      Cash and cash equivalents..........................             $  6,079                 $    403
      Accounts receivable-net............................               82,759                   81,648
      Inventories........................................              108,374                  104,584
      Deferred income taxes and other....................                7,975                   10,458
                                                                   -----------------------------------------
                 Total current assets                                  205,187                  197,093
Property, plant and equipment............................              579,561                  569,755
Less allowances for depreciation.........................             (167,381)                (157,524)
                                                                   -----------------------------------------
                                                                       412,180                  412,231
Goodwill.................................................              127,448                  127,409
Deferred debt costs and other                                           10,451                   11,149
                                                                   -----------------------------------------
                 Total assets............................             $755,266                 $747,882
                                                                   =========================================

Liabilities and stockholders' equity Current liabilities:
      Accounts payable...................................             $ 17,773                  $22,848
      Accrued expenses...................................               46,985                   45,127
                                                                   -----------------------------------------
                  Total current liabilities                             64,758                   67,975
Noncurrent liabilities:
      Long-term debt.....................................              432,860                  441,214
      Accrued postretirement benefit obligation..........               16,611                   16,270
      Deferred income taxes..............................               45,089                   43,480
      Other liabilities..................................                1,467                    1,524
Stockholders' equity.....................................              194,481                  177,419
                                                                   -----------------------------------------
      Total liabilities and stockholders' equity.........             $755,266                 $747,882
                                                                   =========================================

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Three Months Ended
                                                                                        September 30
                                                                           ---------------------------------------
                                                                               1999                     1998
                                                                           ---------------------------------------
Operating activities
Net income........................................................             $13,355                  $13,383
Adjustments to reconcile net income to net cash provided by
 operating activities:
       Depreciation...............................................               9,748                    8,791
       Amortization and other.....................................               2,088                    2,320
       Deferred income taxes......................................               1,571                    1,650
       Changes in operating assets and liabilities:
           Accounts receivable....................................              (1,417)                  (2,014)
           Inventories............................................              (3,123)                  (4,657)
           Other assets...........................................               2,689                    1,266
           Accounts payable and other current liabilities.........              (2,093)                   1,956
                                                                           -------- ------------------------------
       Net cash provided by operating activities..................              22,818                   22,695

Investing activities
Net purchases of property, plant and equipment....................              (7,789)                 (17,331)
Other.............................................................                   -                    2,780
                                                                           ---------------------------------------
Net cash used in investing activities.............................              (7,789)                 (14,551)

Financing activities
Purchase of treasury shares.......................................                (795)                 (15,721)
Proceeds from sale of equity interests............................                  22                      370
Net borrowings (payments) under revolving line of credit..........              (8,768)                  18,640
Principal payments on long term debt and other....................                    -                 (11,880)
                                                                           ---------------------------------------
Net cash used in financing activities.............................              (9,541)                  (8,591)
Effect of foreign currency rate fluctuations on cash..............                 188                       70
                                                                           ---------------------------------------
Increase (decrease)  in cash and cash equivalents.................               5,676                     (377)
Cash and cash equivalents at beginning of period..................                 403                    1,472
                                                                           ---------------------------------------
Cash and cash equivalents at end of period........................             $ 6,079                  $ 1,095
                                                                           =======================================





                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

NOTE B -- INVENTORIES

     The components of inventory consist of the following:

                                                  September 30         June 30
                                                      1999               1999
                                               ---------------------------------
                                                           (In thousands)
        Raw materials.......................        $29,874             $28,619
        Finished goods......................         59,545              56,927
        Storeroom and other supplies........         18,955              19,038
                                               ---------------------------------
                                                   $108,374            $104,584
                                               =================================


NOTE C -- COMPREHENSIVE INCOME

     The components of comprehensive income consist of the following:


                                                                                   Three Months Ended
                                                                                      September 30
                                                                              1999                    1998
                                                                           ------------------------------------
                                                                                     (In thousands)
          Net income...................................................     $13,355                $13,383
          Foreign currency translation adjustments - net...............       4,092                  1,710
                                                                           ------------           -------------
          Comprehensive income.........................................     $17,447                $15,093
                                                                           ============           =============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D --SUBSEQUENT EVENTS

     On October 1, 1999, the Company completed its acquisition of essentially all of the assets of the Walkisoft division of UPM-Kymmene for approximately $114 million. The acquisition includes $9 million in working capital and will be funded over the next four years by paying UPM-Kymmene $26 million at closing and $22 million on each of the first four anniversaries of closing. Walkisoft is a manufacturer of airlaid nonwoven materials, with manufacturing locations in Steinfurt, Germany and Mt. Holly, North Carolina.

     On October 12, 1999, the Company announced that it will construct the world's largest airlaid nonwovens machine at the newly acquired Walkisoft facility located in Gaston County, North Carolina.

     On November 4, 1999, the stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the Amended and Restated 1995 Incentive and Non-Qualified Stock Option Plan for Management Employees from 3.3 million to 4.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the three months ended September 30, 1999 were $153.4 million compared to $156.2 million for the same period in 1998, a decrease of $2.8 million or 1.8%. Operating income for the three months ended September 30, 1999 was $30.0 million compared to $30.5 million for the same period in 1998, a decrease of $0.5 million or 1.6%. The decrease in net sales and operating income was primarily due to lower cellulose sales prices, which reflect the January 1, 1999 fluff pulp contract price reduction to Procter & Gamble.

     Net interest and amortization of debt costs for the quarter ended September 30, 1999 were $9.2 million compared to $9.7 million for the same period in 1998, a decrease of $0.5 million. This decrease was due to lower average debt balances. Other expenses were $1.1 million compared to $0.4 million for the quarter ended September 30, 1998. The 1998 quarter includes a gain from foreign currency transactions.

     The Company's effective tax rate of 32.0% is comparable to the effective tax rate for the prior fiscal year ended June 30, 1999.

     The Company's net income for the quarter ended September 30, 1999 was $13.4 million, or $0.37 per share on a diluted basis, compared to $13.4 million or $0.36 per share on a diluted basis for the same period of the prior year.

     Cash Flow

         Cash provided by operating activities for the quarter ended September 30, 1999 was $22.8 million. These funds were used to purchase, modernize and upgrade production equipment and facilities, to repurchase stock and to reduce borrowings from the credit facility. During the quarter ended September 30, 1999, the Company repurchased 52,300 shares of common stock, pursuant to a 4,000,000 share repurchase plan. The total number of shares repurchased through this plan through September 30, 1999 is 3,574,400.

     Liquidity and Capital Resources

         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At September 30, 1999, the Company had unused borrowing capacity of approximately $200.8 million on its bank credit facility. The completed Walkisoft acquisition for approximately $114 million, includes $9 million in working capital. This acquisition will be funded by paying UPM-Kymmene $26 million at closing and $22 million on each of the first four anniversaries of closing. Interest of 5% annually will be paid on the unpaid balance. The announced construction of the world's largest airlaid nonwovens machine will cost approximately $100 million, including $16 million in working capital. Funding for this machine, over the next two years, will be made from the Company's operating funds or through borrowings from the credit facility.

Subsequent Events


     On November 4, 1999, the stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the Amended and Restated 1995 Incentive and Non-Qualified Stock Option Plan for Management Employees from 3.3 million to 4.9 million.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

1. Exhibit 27 Financial Data Schedule
2. The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By:          /S/ DAVID B. FERRARO
     -----------------------------------

David B. Ferraro, President and Chief Operating Officer
Date:    11/4/99
     --------------------



By:         /S/ DAVID H. WHITCOMB
     -----------------------------------
David H. Whitcomb, Senior Vice President, Finance and Accounting
Date:     11/4/99
     ---------------------