Form 10-Q
period 1999-12-31
BUCKEYE TECHNOLOGIES INC
filed 2000-02-14
CIK 899597

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


                For the quarterly period ended December 31, 1999

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of February 9, 2000, there were outstanding 35,009,864 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements  of Income for the Three Months Ended  December 31, 1999
                   and 1998; Six Months Ended December 31, 1999 and 1998..................................        3
              Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999.............        4
              Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended December 31, 1999
                   and 1998...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

                                              PART II - OTHER INFORMATION
       4.     Submission of Matters to a Vote of Security Holders.........................................       10
       6.     Exhibits and Reports on Form 8-K............................................................       10

                                                       SIGNATURES                                                11

                                        2

                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                 Three Months Ended            Six Months Ended
                                                                     December 31                  December 31
                                                             -------------------------    ---------------------
                                                                1999          1998           1999       1998
                                                             -------------------------    ---------------------

Net sales..............................................        $183,702      $147,274      $337,102   $303,451
Cost of goods sold.....................................         136,066       109,269       247,246    223,092
                                                             -------------------------    ---------------------
Gross margin...........................................          47,636        38,005        89,856     80,359

Selling, research and administrative expenses..........          13,570        10,405        25,800     22,233
                                                             -------------------------    ---------------------
Operating income.......................................          34,066        27,600        64,056     58,126

Net interest expense and amortization of debt costs....          11,349         9,929        20,570     19,583
Other..................................................           1,172           978         2,301      1,367
                                                             -------------------------    ---------------------

Income before income taxes.............................          21,545        16,693        41,185     37,176
Income taxes...........................................           7,307         5,819        13,592     12,919
                                                             -------------------------    ---------------------

Net income.............................................         $14,238       $10,874       $27,593    $24,257
                                                             =========================    =====================

Basic earnings per share...............................           $0.40         $0.30         $0.78      $0.67
                                                             =========================    =====================
Diluted earnings per share.............................           $0.40         $0.30         $0.77      $0.66
                                                             =========================    =====================

Weighted average shares for basic earnings per share             35,171        35,746        35,273     36,101
Effect of dilutive stock options                                    711           800           725        915
                                                             -------------------------    ---------------------
Adjusted weighted average shares for diluted earnings            35,882        36,546        35,998     37,016
      per share

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                    December 31       June 30
                                                                       1999             1999
                                                                  -------------  -------------
Assets
Current assets:
     Cash and cash equivalents...............................       $  9,327       $    403
     Accounts receivable - net...............................        101,825         81,648
     Inventories.............................................        109,909        104,584
     Deferred income taxes and other.........................          8,040         10,458
                                                                  -------------  -------------
              Total current assets...........................        229,101        197,093
Property, plant and equipment................................        677,471        569,755
Less allowances for depreciation.............................       (177,720)      (157,524)
                                                                  -------------  -------------
                                                                     499,751        412,231
Goodwill.....................................................        126,180        127,409
Deferred debt costs and other................................         22,118         11,149
                                                                  -------------  -------------
              Total assets...................................       $877,150       $747,882
                                                                  =============  =============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable........................................        $20,739        $22,848
     Accrued expenses........................................         52,107         45,127
     Current portion of long-term debt                                21,892              -
                                                                  -------------  -------------
              Total current liabilities......................         94,738         67,975
Noncurrent liabilities:
     Long-term debt..........................................        519,133        441,214
     Accrued postretirement benefit obligation...............         16,902         16,270
     Deferred income taxes...................................         47,126         43,480
     Other liabilities.......................................          1,864          1,524
Stockholders' equity.........................................        197,387        177,419
                                                                  -------------  -------------
     Total liabilities and stockholders' equity..............       $877,150       $747,882
                                                                  =============  =============

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                              Six Months Ended
                                                                                 December 31
                                                                         ---------------------------
                                                                           1999             1998
                                                                         ---------------------------
Operating activities
Net income........................................................          $27,593       $24,257
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................           20,824        18,061
       Amortization and other.....................................            4,705         4,655
       Deferred income taxes......................................            3,531         4,305
       Changes in operating assets and liabilities:
           Accounts receivable....................................           (9,136)        9,360
           Inventories............................................              (87)       (7,953)
           Other assets...........................................            3,015        (1,789)
           Accounts payable and other current liabilities.........           (3,172)      (18,656)
                                                                         ------------- -------------
       Net cash provided by operating activities..................           47,273        32,240

Investing activities
Acquisition of businesses.........................................          (28,090)             -
Net purchases of property, plant and equipment....................          (20,154)      (31,166)
Other.............................................................                -         2,780
                                                                         ------------- -------------
Net cash used in investing activities.............................          (48,244)      (28,386)

Financing activities
Purchase of treasury shares.......................................            (5,526)     (20,732)
Proceeds from sale of equity interests............................               300          420
Net borrowings under revolving line of credit.....................            15,582       26,520
Other.............................................................               177      (11,603)
                                                                         ------------- -------------
Net cash provided by (used in) financing activities...............            10,533       (5,395)
Effect of foreign currency rate fluctuations on cash..............               (638)         69
                                                                         ------------- -------------
Increase (decrease) in cash and cash equivalents..................             8,924       (1,472)
Cash and cash equivalents at beginning of period..................               403        1,472
                                                                         ------------- -------------
Cash and cash equivalents at end of period........................            $9,327        $   -
                                                                         ============= =============

                             See accompanying notes.

NOTE A-- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

NOTE B - BUSINESS COMBINATION

         On October 1, 1999, the Company completed its acquisition of essentially all of the assets of the Walkisoft division of UPM-Kymmene for approximately $114 million. The acquisition will be funded by paying UPM-Kymmene approximately $26 million at closing and $22 million on each of the first four anniversaries of closing. The allocation of the purchase price is preliminary as the Company is evaluating the final appraisal. Walkisoft is a manufacturer of airlaid nonwoven materials, with manufacturing locations in Steinfurt, Germany and Mt. Holly, North Carolina. The consolidated operating results of Walkisoft have been included in the consolidated statement of income from the date of acquisition.

         The following unaudited pro forma results of operations assume that the acquisition of Walkisoft occurred as of the beginning of the periods presented.

                                         Six Months Ended December 31
                                              1999               1998
                                     --------------------------------------
                                     (In thousands, except per share data)

        Net sales                              $354,593           $330,204
        Net income                               26,589             18,844
        Basic earnings per share                   0.75               0.52
        Diluted earnings per share                 0.74               0.51


         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C-- INVENTORIES
    The components of inventory consist of the following:

                                               December 31          June 30
                                                  1999               1999
                                            ------------------------------------
                                                       (In thousands)
    Raw materials.......................       $30,363            $28,619
    Finished goods......................        59,713             56,927
    Storeroom and other supplies........        19,833             19,038
                                            ------------------------------------
                                                $109,909           $104,584
                                            ====================================


NOTE D-- COMPREHENSIVE INCOME
         The components of comprehensive income consist of the following:

                                                            Three Months Ended           Six Months Ended
                                                               December 31                  December 31
                                                       ---------------------------- ----------------------------
                                                           1999           1998          1999          1998
                                                       ---------------------------- ----------------------------
                                                              (In thousands)               (In thousands)
Net income.............................................  $14,238        $10,874       $27,593        $24,257
Foreign currency translation adjustments - net..          (7,075)        (2,416)       (2,983)          (706)
Comprehensive income.............................        $ 7,163        $ 8,458       $24,610        $23,551


The increase in the foreign currency translation adjustment for the three months ended December 31, 1999 is the result of the increase in the Company's foreign assets and the decline in the Euro against the US Dollar.



NOTE E - SUBSEQUENT EVENTS

         On January 18, 2000, the Board of Directors of the Company authorized the repurchase of an additional one million shares of common stock. Repurchased shares, which may be bought from time-to-time in open market or private transactions, will be held as treasury stock. They will be available for general corporate purposes, including the funding of employee benefit and stock related plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended December 31, 1999 were $183.7 million compared to $147.3 million for the same period in the prior fiscal year, an increase of $36.4 million or 24.7%. Net sales for the six-month period ended December 31, 1999 were $337.1 million compared to $303.5 million for the same period in the prior fiscal year, an increase of $33.6 million or 11.1%. Approximately one half of the increase for both the three and six month periods was due to the acquisition of Walkisoft and half was due to higher volume on existing business. Unit sales prices in both periods were slightly below the previous year due to the January 1, 1999 fluff pulp contract price reduction to Procter & Gamble offset by favorable product mix.

         Operating income for the three months ended December 31, 1999 was $34.1 million compared to $27.6 million for the same period in the prior fiscal year, an increase of $6.5 million or 23.6%. Operating income for the six months ended December 31, 1999 was $64.1 million compared to $58.1 million for the same period in the prior fiscal year, an increase of $6.0 million or 10.3%. The increase for both the three and six month periods is primarily due to the higher sales volume.

         Net interest expense and amortization of debt costs were $11.3 million for the three months and $20.6 million for the six months ended December 31, 1999. This is a $1.4 million and $1.0 million increase, respectively, compared to the same period of the prior fiscal year. This increase was primarily due to higher debt levels as a result of the Walkisoft acquisition.

         The Company's effective tax rate of 33% for the six months ended December 31, 1999 is 1.3% higher than the effective tax rate of 31.7% for the fiscal year ended June 30, 1999 due to increased profits in higher tax rate countries.

         The Company's net income for the three month and six month period ended December 31, 1999 was $14.2 million or $0.40 per share on a diluted basis, and $27.6 million or $0.77 per share on a diluted basis, respectively. This compares to $10.9 million or $0.30 per share on a diluted basis and $24.3 million or $0.66 per share on a diluted basis for the same periods of the prior year.


Financial Condition

     Cash Flow

         Cash provided by operating activities for the six months ended December 31, 1999 was $47.3 million. These funds were used, along with additional borrowings from the credit facility, to purchase, modernize and upgrade production equipment and facilities, to repurchase stock and to make the initial payment to UPM-Kymmene for the purchase of Walkisoft. During the six months ended December 31, 1999, the Company repurchased 363,900 shares of common stock, pursuant to a 4,000,000 share repurchase plan. The total number of shares repurchased through this plan through December 31, 1999 is 3,886,000. On January 18, 2000, the Board of Directors authorized the repurchase of an additional one million shares of common stock to bring the total shares authorized to be repurchased to 5,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


     Liquidity and Capital Resources

         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At December 31, 1999, the Company had unused borrowing capacity of approximately $177 million on its bank credit facility. The completed Walkisoft acquisition for approximately $114 million, includes $9 million in working capital. This acquisition will be funded by making the initial payment to UPM-Kymmene of approximately $26 million during October 1999 with an additional $22 million payment on each of the first four anniversaries of closing. Interest of 5% annually will be paid on the unpaid balance. The announced construction of the world's largest airlaid nonwovens machine will cost approximately $100 million, including $16 million in working capital. Funding for this machine, over the next two years, will be made from the Company's operating funds or through borrowings from the credit facility.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 4, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, R. Howard Cannon and Harry J. Phillips were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified. For R. Howard Cannon, 31,844,219 votes were cast in favor and 634,437 votes were withheld. For Harry J. Phillips, 31,866,718 votes were cast in favor and 611,938 were withheld.

         Following the election, the Company's Board of Directors consisted of Mr. Red Cavaney, Mr. R. Howard Cannon, Mr. Robert E.Cannon, Mr. David B. Ferraro, Mr. Henry F. Frigon, Mr. Samuel M. Mencoff, and
Mr. Harry J. Phillips, Sr.

         The stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the Amended and Restated 1995 Incentive and Non-Qualified Stock Option Plan for Management Employees from
3.3 million to 4.9 million. 31,075,295 votes were cast in favor of the amendment, 1,345,074 were cast against and 26,944 votes abstained.

         The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors. 32,405,738 votes were cast in favor of the ratification, 60,801 were cast against and 12,117 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibit 27 Financial Data Schedule
2.       Reports on 8-K
         During the quarter ended December 31, 1999, the following report was filed on Form 8-K:
                Report dated October 13, 1999,  pursuant to Item 2 and Item 7 of that form.
                No financial  statements were filed as part of that report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By:      /S/ DAVID B. FERRARO
     ----------------------------
David B. Ferraro, Director, President, and Chief Operating Officer

Date:     February 11, 2000
     ----------------------------


By:     /S/ DAVID H. WHITCOMB
     ----------------------------
David H. Whitcomb, Sr. Vice President-Finance and Accounting

Date:     February 11, 2000
     ----------------------------