Form 10-Q
period 2000-03-31
BUCKEYE TECHNOLOGIES INC
filed 2000-05-10
CIK 899597

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


                  For the quarterly period ended March 31, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of May 9, 2000, there were outstanding 34,926,464 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------



    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION


       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements  of Income for the Three Months Ended March 31, 2000 and
                   1999; Nine Months Ended March 31, 2000 and 1999........................................        3
              Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999................        4
              Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended March 31, 2000
                   and 1999...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

                                              PART II - OTHER INFORMATION
       6.     Exhibits and Reports on Form 8-K............................................................       10

                                                       SIGNATURES                                                11




                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In thousands, except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31                       March 31
                                                           --------------------------     ---------------------------
                                                               2000          1999             2000           1999
                                                           --------------------------     ---------------------------
Net sales.............................................        $188,388     $155,880         $525,490       $459,331
Cost of goods sold....................................         138,752      116,997          385,998        340,089
                                                           --------------------------     ---------------------------
Gross margin..........................................          49,636       38,883          139,492        119,242

Selling, research and administrative expenses.........          14,321       11,080           40,121         33,313
                                                           --------------------------     ---------------------------
Operating income......................................          35,315       27,803           99,371         85,929

Net interest expense and amortization of debt costs...          11,207        9,772           31,777         29,355
Other.................................................           1,876        1,019            4,177          2,386
                                                           --------------------------     ---------------------------

Income before income taxes............................          22,232       17,012           63,417         54,188
Income taxes..........................................           7,338        5,524           20,930         18,443
                                                           --------------------------     ---------------------------

Net income............................................         $14,894      $11,488          $42,487        $35,745
                                                           ==========================     ===========================

Basic earnings per share..............................           $0.43        $0.32            $1.21          $1.00
                                                           ==========================     ===========================
Diluted earnings per share............................           $0.42        $0.32            $1.18           $.98
                                                           ==========================     ===========================

Weighted average shares for basic earnings per share            34,967        35,442          35,171          35,882
Effect of dilutive stock options                                   806           507             752             778
                                                           --------------------------     ---------------------------
Adjusted weighted average shares for diluted earnings per
share                                                           35,773        35,949          35,923          36,660

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                            March 31               June 30
                                                                              2000                   1999
                                                                         ----------------      -----------------
Assets
Current assets:
     Cash and cash equivalents....................................            $ 15,377               $    403
     Accounts receivable - net....................................             105,429                 81,648
     Inventories..................................................             107,161                104,584
     Deferred income taxes and other..............................               8,490                 10,458
                                                                         ----------------      -----------------
              Total current assets................................             236,457                197,093
Property, plant and equipment.....................................             688,966                569,755
Less allowances for depreciation..................................            (187,804)              (157,524)
                                                                         ----------------      -----------------
                                                                               501,162                412,231
Goodwill..........................................................             124,754                127,409
Other assets......................................................              43,255                 11,149
                                                                         ----------------      -----------------
              Total assets........................................            $905,628               $747,882
                                                                         ================      =================

Liabilities and stockholders' equity Current liabilities:
     Accounts payable.............................................            $ 25,333                $22,848
     Accrued expenses.............................................              67,923                 45,127
     Current portion of long-term debt............................              21,784                      -
                                                                         ----------------      -----------------
              Total current liabilities...........................             115,040                 67,975
Noncurrent liabilities:
     Long-term debt...............................................             521,339                441,214
     Accrued postretirement benefit obligation....................              17,203                 16,270
     Deferred income taxes........................................              47,720                 43,480
     Other liabilities............................................               1,770                  1,524
Stockholders' equity..............................................             202,556                177,419
                                                                         ----------------      -----------------
     Total liabilities and stockholders' equity...................            $905,628               $747,882
                                                                         ================      =================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Nine Months Ended
                                                                                          March 31
                                                                         --------------------------------------
                                                                              2000                  1999
                                                                         ----------------     -----------------
Operating activities
Net income........................................................             $42,487               $35,745
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................              31,627                27,856
       Amortization and other.....................................               8,169                 7,129
       Deferred income taxes......................................               4,119                 6,816
       Changes in operating assets and liabilities:
           Accounts receivable....................................             (14,519)               12,450
           Inventories............................................               1,764               (10,296)
           Other assets...........................................               2,438                   843
           Accounts payable and other current liabilities.........              18,709               (11,685)
                                                                         ----------------     -----------------
       Net cash provided by operating activities..................              94,794                68,858

Investing activities
Acquisition of businesses.........................................             (28,484)                    -
Net purchases of property, plant and equipment....................             (37,432)              (41,471)
Other.............................................................             (12,215)                2,780
                                                                         ----------------     -----------------
Net cash used in investing activities.............................             (78,131)              (38,691)

Financing activities
Purchase of treasury shares.......................................              (8,296)              (23,000)
Proceeds from sale of equity interests............................                 513                   420
Net borrowings under revolving line of credit.....................               7,450                 2,861
Principal payments on long term debt and other....................                  10               (11,941)
                                                                         ----------------     -----------------
Net cash used in financing activities.............................                (323)              (31,660)
Effect of foreign currency rate fluctuations on cash..............              (1,366)                   21
                                                                         ----------------     -----------------
Increase (decrease) in cash and cash equivalents..................              14,974                (1,472)
Cash and cash equivalents at beginning of period..................                 403                 1,472
                                                                         ----------------     -----------------
Cash and cash equivalents at end of period........................            $ 15,377              $      -
                                                                         ================     =================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 NOTE A -- BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

NOTE B - BUSINESS COMBINATION

         On  October  1,  1999,  the  Company   completed  its   acquisition  of
essentially all of the assets of the Walkisoft division of UPM-Kymmene for approximately $114 million. UPM-Kymmene was paid approximately $26 million at closing and will be paid $22 million on each of the first four anniversaries of closing. The allocation of the purchase price is preliminary as the Company is evaluating the final appraisal. Walkisoft is a manufacturer of airlaid nonwoven materials, with manufacturing locations in Steinfurt, Germany and near Mt. Holly, North Carolina. The consolidated operating results of Walkisoft have been included in the consolidated statement of income from the date of acquisition.

         The following unaudited pro forma results of operations assume that the acquisition of Walkisoft occurred as of the beginning of the periods presented.

                                          Nine Months Ended March 31
                                            2000               1999
                                    --------------------------------------
                                     (In thousands, except per share data)

    Net sales                            $542,981           $500,442
    Net income                             41,483             29,033
    Basic earnings per share                 1.18               0.81
    Diluted earnings per share               1.15               0.79

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C -- INVENTORIES
     The components of inventory consist of the following:
                                                March 31            June 30
                                                  2000               1999
                                           -------------------------------------
                                                       (In thousands)
      Raw materials......................       $ 28,544           $ 28,619
      Finished goods.....................         58,763             56,927
      Storeroom and other supplies.......         19,854             19,038
                                           -------------------------------------
                                                $107,161           $104,584
                                           =====================================

NOTE D -- COMPREHENSIVE INCOME

     The components of comprehensive income consist of the following:

                                                            Three Months Ended                Nine Months Ended
                                                                 March 31                         March 31
                                                           2000           1999               2000          1999
                                                       -----------------------------     ----------------------------
                                                              (In thousands)                   (In thousands)

Net income........................................         $14,894         $11,488           $42,487       $35,745
Foreign currency translation adjustments..........          (7,333)         (3,549)          (10,316)       (4,255)
                                                       -------------- --------------     ------------- --------------
Comprehensive income..............................          $7,561          $7,939            32,171       $31,490
                                                       ============== ==============     ============= ==============

The increase in the foreign currency translation adjustment for the three and nine months ended March 31, 2000 is the result of the increase in the Company's foreign assets and the decline in the Euro against the US Dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three months ended March 31, 2000 were $188.4 million compared to $155.9 million for the same period in the prior fiscal year, an increase of $32.5 million or 20.8%. Net sales for the nine month period ended March 31, 2000 were $525.5 million compared to $459.3 million for the same period in the prior fiscal year, an increase of $66.2 million or 14.4%. More than half of the increase for both the three and nine month periods was due to the acquisition of Walkisoft, with the remaining being due to higher volume on existing businesses. Unit sales prices for the nine month period were slightly below the previous year due primarily to the January 1, 1999 fluff pulp contract price reduction to Procter & Gamble offset by favorable product mix.

         Operating income for the three months ended March 31, 2000 was $35.3 million compared to $27.8 million for the same period in the prior fiscal year, an increase of $7.5 million or 27.0%. Operating income for the nine months ended March 31, 2000 was $99.4 million compared to $85.9 million for the same period in the prior fiscal year, an increase of $13.5 million or 15.7%. The increase for the three and nine month periods is primarily due to the higher sales volume. Both periods also reflect lower manufacturing costs.

         Net interest expense and amortization of debt costs were $11.2 million for the three months and $31.8 million for the nine months ended March 31, 2000. This is a $1.4 million and $2.4 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher debt levels as a result of the Walkisoft acquisition and the purchase of the Stac-Pac technology.

         The Company's net income for the three month and nine month period ended March 31, 2000 was $14.9 million or $0.42 per share on a diluted basis, and $42.5 million or $1.18 per share on a diluted basis, respectively. This compares to $11.5 million or $0.32 per share on a diluted basis and $35.7 million or $0.98 per share on a diluted basis for the same periods of the prior year.

Financial Condition
     Cash Flow
         Cash provided by operating activities for the nine months ended March 31, 2000 was $94.8 million. These funds were used, along with additional borrowings from the credit facility, to purchase, modernize and upgrade production equipment and facilities, to repurchase stock, to make the initial payment to UPM-Kymmene for the purchase of Walkisoft and to make the initial payment for the Stac-Pac technology. During the nine months ended March 31, 2000, the Company repurchased 541,300 shares of common stock, pursuant to a 5,000,000 share repurchase plan. The total number of shares repurchased through this plan through March 31, 2000 is 4,063,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liquidity and Capital Resources
         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At March 31, 2000, the Company had unused borrowing capacity of approximately $186 million on its bank credit facility. The completed Walkisoft acquisition for approximately $114 million, includes $9 million in working capital. This acquisition will be funded by making the initial payment to UPM-Kymmene of approximately $26 million during October 1999 with an additional $22 million payment on each of the first four anniversaries of closing. Interest of 5% annually will be paid on the unpaid balance. The purchase of the Stac-Pac technology will be funded by making initial payments to Stac-Pac Technologies and KT Industries of $15 million with additional payments to Stac-Pac Technologies of $5 million on March 1, 2001 and March 1, 2002. The announced construction of the world's largest airlaid nonwovens machine will cost approximately $100 million, including $16 million in working capital. Funding for this machine, over the next two years, will be made from the Company's operating funds or through borrowings from the credit facility.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
a.       Exhibit 27 - Financial Data Schedule
b.       Reports on Form 8-K
         - The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye technologies inc.


By: /S/ DAVID B. FERRARO
   ----------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date:    May 10, 2000


By: /S/ DAVID H. WHITCOMB
   ----------------------
David H. Whitcomb, Sr. Vice President, Finance and Accounting
Date:    May 10, 2000