Form 10-K
period 2000-06-30
BUCKEYE TECHNOLOGIES INC
filed 2000-09-25
CIK 899597

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

                                ---------------

                        Commission file number: 33-60032

                           BUCKEYE TECHNOLOGIES INC.
                 Incorporated pursuant to the Laws of Delaware

                                ---------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

                                ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 13, 2000, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $574,910,125.

As of September 13, 2000 there were outstanding 34,848,614 Common Shares of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 2000 Annual Report are incorporated by reference into Part I and Part II. Portions of Buckeye Technologies Inc.'s 2000 Annual Proxy Statement are incorporated by reference into Part III.

===============================================================================

                                     INDEX

                           BUCKEYE TECHNOLOGIES INC.

    ITEM                                                                                               PAGE
                                                   PART I
       1.     Business..............................................................................      2
       2.     Properties............................................................................      6
       3.     Legal Proceedings.....................................................................      6
       4.     Submission of Matters to a Vote of Security Holders...................................      6

                                                   PART II
       5.     Market for the Registrant's Common Stock and Related Security Holder Matters..........      7
       6.     Selected Financial Data...............................................................      7
       7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.....................................................................      7
      7a.     Market Risk Disclosure................................................................      7
       8.     Financial Statements and Supplementary Data...........................................      7
       9.     Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial
                     Disclosure ....................................................................      7

                                                   PART III
      10.     Directors and Executive Officers of the Registrant....................................      8
      11.     Executive Compensation................................................................     10
      12.     Security Ownership of Certain Beneficial Owners and Management........................     10
      13.     Certain Relationships and Related Transactions........................................     10

                                                   PART IV
      14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.......................     11

                                                   OTHER
              Signatures............................................................................     14

                                     PART I

ITEM 1.   BUSINESS

     GENERAL

         Buckeye Technologies Inc. (the Company or Buckeye) is a leading manufacturer and worldwide marketer of value-added cellulose-based specialty products. The Company utilizes its expertise in polymer chemistry and its state-of-the-art manufacturing facilities to develop and produce innovative proprietary products for its customers. The Company sells its products to a wide array of technically demanding niche markets in which its proprietary products and commitment to customer technical service give it a competitive advantage. Buckeye is the world's only manufacturer offering cellulose-based specialty products made from both wood and cotton and utilizing both wetlaid and airlaid technologies. As a result, the Company produces a broader range of cellulose-based specialty products than any of its competitors.

         The Company believes that it has leading positions in most of the high-end niche markets in which it competes. Buckeye's focus on niche specialty cellulose markets has enabled it to maintain consistently strong sales growth and stable operating margins, even during downturns in the commodity cellulose markets.

         In July 2000 (fiscal 2001), the Company announced its purchase of the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. Additional information is incorporated herein by reference to Note 17, Subsequent Event, to the Consolidated Financial Statements on page 40 of the Company's 2000 Annual Report.

     COMPANY HISTORY

         The Company has participated in the cellulose-based specialty market for over 75 years and has developed new uses for both wood and cotton based cellulose products. On September 1, 1996, the Company acquired Alpha Cellulose Holdings, Inc. whose primary business was the manufacture of specialty cellulose at its facility in Lumberton, North Carolina. In July 1997, the Company completed the acquisition of the common shares of Merfin International Inc. Merfin was one of the leading manufacturers of airlaid nonwovens with facilities located in Ireland, Canada and the United States. On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business. The acquisition of Walkisoft adds manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina as well as engineering and research and development operations in Finland. Further information on the acquisition of Walkisoft is incorporated herein by reference to Note 2, Business Combination, to the Consolidated Financial Statements, on page 32 of the Company's 2000 Annual Report.

         The Company is incorporated in Delaware and its executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Its telephone number is
(901) 320-8100.

     PRODUCTS

         The Company is the only manufacturer offering cellulose-based specialty products made from both wood and cotton utilizing both wetlaid and airlaid technologies. As a result, the Company produces a broader range of cellulose-based specialty products than any of its competitors. The Company's products can be broadly grouped into three categories: chemical cellulose, customized paper cellulose, and absorbent products. Chemical cellulose is used to impart purity, strength, and viscosity in the manufacture of diversified products such as food casings, rayon filament and acetate plastics, as well as thickeners for food, cosmetics and pharmaceuticals. Customized paper cellulose is used to provide porosity, color permanence, and tear resistance in automotive air and oil filters, premium letterhead, currency paper, and personal stationery. Absorbent products are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products, adult incontinence products and household wipes and mops. The Company combines its expertise in specialty cellulose fibers with modern airlaid nonwoven technology to produce absorbent composite structures for companies that globally market consumer hygienic products.

         Additional information is incorporated herein by reference to Note 11, Segment Information, to the Consolidated Financial Statements on pages 37 and 38 of the Company's 2000 Annual Report.

     RAW MATERIALS

         Slash pine timber and cotton fiber are the principal raw materials used in the manufacture of the Company's specialty cellulose and absorbent cellulose products. They represent the largest components of the Company's variable costs of production. The region surrounding Buckeye's plant located in Perry, Florida (the Foley Plant) has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into timber purchase agreements. Additional information is incorporated herein by reference to Note 13, Commitments, to the Consolidated Financial Statements, on page 38 of the Company's 2000 Annual Report.

         The Company purchases cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers. The Memphis Plant is strategically located in the Mississippi Valley, one of the largest cotton fiber producing regions in the world. The Company purchases the majority of its requirements of cotton fiber for the Memphis and Lumberton plants domestically. The Glueckstadt plant purchases cotton fiber principally from suppliers in the Middle East.

         The cost of both slash pine timber and cotton fiber is subject to market fluctuations caused by supply and demand factors beyond the Company's control.

     SALES AND CUSTOMERS

         The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in the U.S., Europe and Asia. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales are distributed to customers in approximately 65 countries around the world. The Company's fiscal 2000 sales reflect this geographic diversity, with 37% of sales in Europe, 36% in North America, 15% in Asia, 7% in South America and 5% in other regions. Geographic segment data and product sales data is included in Note 11, Segment Information, to the Consolidated Financial Statements on pages 37-38 of the Company's 2000 Annual Report, and is incorporated herein by reference.

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

         Procter & Gamble is the Company's largest customer, accounting for 31% of the Company's fiscal 2000 gross sales. The Company and Procter & Gamble have entered into a long-term Pulp Supply Agreement, which requires Procter & Gamble to purchase specified amounts of the Company's fluff pulp annually through the year 2002. Shipments of fluff pulp under the Pulp Supply Agreement are made to Procter & Gamble affiliates worldwide, as directed by Procter & Gamble. The pricing of the fluff pulp sold pursuant to the Pulp Supply Agreement in the calendar year 2000 is at the higher of the contract formula price or market, and pricing in the calendar years 2001 and 2002 will be at market. The formula price has three components:
(i) a specified provision to cover the Company's manufacturing costs and profit margin (ii) a provision for escalation based on Consumer Price Index changes, and (iii) a provision to adjust for all actual changes in the price of wood, the major raw material component of the fluff pulp purchased under the contract. Buckeye's next four largest customers in the aggregate account for approximately 10% of gross sales. Additional information is incorporated herein by reference to Note 10, Significant Customer, to the Consolidated Financial Statements on page 37 of the Company's 2000 Annual Report.

         Over 90% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations. The Company's products are shipped by rail, truck and ocean carrier.

     RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. The Company has a history of innovation in specialty cellulose products. Buckeye has pilot plant facilities in which to produce experimental products for qualification in customers' plants and to support Buckeye's development efforts with a number of leading consumer products companies and speed delivery of these breakthrough products to the marketplace.

         Research and development costs of $13.1 million, $10.9 million, and $10.7 million were charged to expense as incurred for the years ended June 30, 2000, 1999 and 1998, respectively.

     COMPETITION

         Buckeye's competitors include the following: BBA Nonwovens (U.K.), Concert Industries (Canada), Duni AB (Sweden), DuPont (U.S.), Fort James (U.S.), Georgia-Pacific Corporation (U.S.), Havix (Japan), Honshu (Japan), Hosposables (U.S.), International Paper Company (U.S.), Polymer Group Inc. (U.S.), Rayonier, Inc. (U.S.), Sappi Limited (South Africa), Southern Cellulose Products Inc. (U.S.), Spontex (U.K.), J.W. Suominen Oy (Finland), Tembec Inc. (Canada), Western Pulp Limited Partnership (Canada), and Weyerhaeuser Company (U.S.). Competition is based on product performance, technical service, and, to a lesser extent, price. Southern Cellulose Products Inc. is owned by Archer Daniels Midland, a subsidiary of which supplies cotton fibers to the Company.

     INTELLECTUAL PROPERTY

         The Company currently holds a number of U.S. and foreign patents, and has several U.S. applications pending. Most of the Company's U.S. applications have corresponding foreign applications in multiple countries. In addition, the Company has access to royalty-free licenses for several U.S. and foreign patents. On March 1, 2000, the Company purchased the Stac-Pac packaging technology from Stac-Pac Technologies Inc. Stac-Pac is a proprietary system for packaging low-density nonwoven materials in compressed cubical bales. The Stac-Pac units reduce freight costs by nesting compactly in trucks and containers. The Stac-Pac units also facilitate our customers feeding high-speed production lines with a continuous flow of materials. Buckeye intends to protect its patents and file applications for any future inventions that are deemed to be important to its business operations.

     INFLATION

         The Company believes that inflation has not had a material effect on its results of operations nor on its financial condition during recent periods.

     SEASONALITY

         The Company's business has generally not been seasonal to any significant extent.


     EMPLOYEES

         On June 30, 2000, the Company employed approximately 2,100 individuals at its facilities in Memphis, Tennessee; Perry, Florida; Lumberton, King and Gaston County, North Carolina; Savannah, Georgia; Glueckstadt and Steinfurt, Germany; Delta, Canada; Cork, Ireland; and its sales offices in Europe and Asia. Collective bargaining agreements are in place at the Foley Plant (approximately 550 hourly employees) with the United Paper Workers International Union, AFL-CIO, Local #1192; at the Memphis Plant (approximately 190 hourly employees) with the Local Union 910 Pulp and Processing Workers and the Retail, Wholesale, and Department Store Union, AFL-CIO; and at the Delta Plant (approximately 100 hourly employees) with the Communications, Energy and Paper Workers Union of Canada, Local 433. The agreement for the Foley Plant expires April 1, 2002. The agreement for the Memphis Plant expires March 18, 2003. The agreement for the Delta Plant expires June 30, 2003. A Works Council provides employee representation for all non-management workers at the Glueckstadt and Steinfurt Plants. The Lumberton, Cork, Gaston and King plants are not unionized.

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

         Additional information is incorporated herein by reference to Note 14, Contingencies, to the Consolidated Financial Statements, on pages 38 and 39 of the Company's 2000 Annual Report.

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

ITEM 2.   PROPERTIES

         Corporate Headquarters and Sales Offices. The Company's corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. The Company owns the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Gaston County Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant and the Steinfurt, Germany Plant. The Company leases buildings that house the King, North Carolina Plant, the sales offices in Europe and Asia and distribution facilities in Savannah, Georgia.

         Memphis Plant. The Memphis Plant is located on an approximately 75-acre site adjacent to the headquarters complex. The Memphis Plant has capacity of approximately 100,000 annual metric tons of cotton cellulose.

         Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site. The Company also owns 13,000 acres of real property near the plant site. The Foley Plant has capacity of approximately 480,000 annual metric tons of wood cellulose.

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

         Airlaid Plants. The Delta Plant has a total capacity of approximately 30,000 annual metric tons of airlaid nonwoven fabric from two production lines. The Cork Plant has a capacity of approximately 15,000 annual metric tons of airlaid nonwoven fabric from its existing single production line. The Steinfurt Plant has a capacity of approximately 30,000 annual metric tons of airlaid nonwoven fabric from two production lines. The Gaston Plant has a capacity of approximately 12,000 annual metric tons of airlaid nonwoven fabric from its existing single production line. The King Plant converts airlaid fabrics and wetlaid paper into wipes, towels and tissues for industrial and commercial uses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on this item is set forth under the caption "Stockholder Information" on page 44 in the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

         Information on this item is set forth under the caption "Selected Financial Data" on page 42 in the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information on this item is set forth under the caption "Financial Review" on pages 22-25 in the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 7A.  MARKET RISK DISCLOSURE

         Information on this item is set forth under the caption "Financial Review" on pages 23 and 24 in the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth on pages 26-40 in the Company's 2000 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its independent auditors.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions held by the executive officers of the Company on September 15, 2000 are:

                                                                                                   Elected to
       Name                    Age                         Position                             Present Position
-------------------------      ---    --------------------------------------------------        ----------------

 Robert E. Cannon              70     Chairman of the Board, Chief Executive Officer and           March 1993
                                      Director

 David B. Ferraro              62     President, Chief Operating Officer and Director              March 1993

 Charles S. Aiken              50     Sr. Vice President, Manufacturing-Nonwovens                  April 2000

 Sheila Jordan Cunningham      48     Sr. Vice President, General Counsel and Secretary            April 2000

 Henry P. Doggrell             52     Sr. Vice President, Business Development                     July 1997

 George B. Ellis               60     Sr. Vice President, Manufacturing-Specialty Cellulose        July 1997

 E. Allen Eppinger             62     Sr. Vice President, Manufacturing-Absorbent Products         July 1997

 William M. Handel             54     Sr. Vice President, Human Resources                          April 2000

 Paul N. Horne                 44     Sr. Vice President, Commercial-Specialty Cellulose           July 1997

 B. Jerry L. Huff              61     Sr. Vice President, Research & Development                   July 1997

 Kristopher J. Matula          38     Sr. Vice President, Commercial-Absorbent Products            July 1997

 Gayle L. Powelson             41     Sr. Vice President, Finance & Accounting                     April 2000

---------------
         Mr. Cannon has served as Chairman of the Board, Chief Executive Officer and Director since March 1993. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1954.

         Mr. Ferraro has served as President, Chief Operating Officer and Director since March 1993. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1964.

         Mr. Aiken has been Senior Vice President, Manufacturing-Nonwovens since April 2000. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1977.

         Ms. Cunningham has been Senior Vice President, General Counsel and Secretary since April 2000. She served as Vice President, General Counsel and Corporate Secretary from April 1998 to April 2000. She served as Assistant General Counsel from March 1997 to April 1998. Prior to joining the Company, she was a partner in the law firm of Baker, Donelson, Bearman & Caldwell from 1988 to March 1997.

         Mr. Doggrell has been Senior Vice President, Business Development since July 1997. He served as Vice President, General Counsel and Secretary from June 1996 to July 1997. Prior to joining the Company, he was a partner in the law firm of Baker, Donelson, Bearman & Caldwell from 1988 to May 1996.

         Mr. Ellis has been Senior Vice President, Manufacturing-Specialty Cellulose since July 1997. Mr. Ellis served as Vice President, Manufacturing from March 1993 to July 1997. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1960.

         Mr. Eppinger has been Senior Vice president, Manufacturing-Absorbent Products since July 1997. He served as Vice President, Special Projects from June 1995 to July 1997. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1960.

         Mr. Handel has been Senior Vice President, Human Resources since April 2000. He served as Vice President, Human Resources from November 1995 to April 2000 and as Human Resources Manager from March 1993 to November 1995. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1974.

         Mr. Horne has been Senior Vice President, Commercial-Specialty Cellulose since July 1997. He served as Vice President, North and South American Sales from October 1995 to July 1997. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1982.

         Dr. Huff has been Senior Vice President, Research and Development since July 1997. He served as Vice President, Product Development from March 1993 to July 1997. He had been an employee of Procter & Gamble prior to the purchase of the assets by Buckeye since 1961.

         Mr. Matula has been Senior Vice President, Commercial-Absorbent Products since July 1997. He served as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

         Ms. Powelson has been Senior Vice President, Finance and Accounting since April 2000. She served as Vice President Finance and Accounting from April 1999 to April 2000 and as International Operations Controller from February 1998 to April 1999. Prior to joining the Company she served as Vice President and Controller of TruGreen-ChemLawn, L.P. and as Chief Financial Officer and Vice President of ACI America Holdings Inc., a subsidiary of BTR Nylex Ltd.

Additional information relating to Directors and Executive Officers is incorporated herein by reference to pages 4 - 7 of the Company's 2000 Annual Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to this item is set forth on pages 10-12 of the Company's 2000 Annual Proxy Statement and is incorporated herein by reference, but does not include the "Report of the Compensation Committee on Executive Compensation" on pages 12-13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to this item is set forth under the caption "Buckeye Stock Ownership" on pages 8-9 in the Company's 2000 Annual Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item is set forth under the caption "Certain Transactions" on page 15 in the Company's 2000 Annual Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1)  Financial Statements

         - The following report of independent auditors and financial statements are incorporated by reference in Part II, Item 8:

                  - Consolidated Statements of Income -- For the years ended June 30, 2000, 1999 and 1998

                  -        Consolidated Balance Sheets -- June 30, 2000 and
                           1999

                  - Consolidated Statements of Stockholders' Equity -- For the years ended June 30, 2000, 1999 and 1998

                  - Consolidated Statements of Cash Flows-- For the years ended June 30, 2000, 1999 and 1998

                  -        Notes to Consolidated Financial Statements

                  -        Report of Management

                  -        Report of Independent Auditors

    (2)  Financial Statement Schedule

         - Schedule II - Valuation and Qualifying Accounts. See page 13 of this document.

         - All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

    (3)  Listing of Exhibits

         3.1      Second Amended and Restated Certificate of Incorporation.(4)

      3.1(a) Articles of Amendment to the Second Amended and Restated Certificate of Incorporation of Registrant.(5)

         3.2      Amended and Restated By-laws of the Registrant.

         4.1 Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated November 28, 1995.(1)

         4.2 Indenture for 9 1/4% Senior Subordinated Notes due 2008, dated July 2, 1996.(2)

         4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998.(5)

        10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant.(6)

        10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.

        10.3      Form of Management Stock Option Subscription Agreement.(6)

        10.4      Form of Stock Option Subscription Agreement.(6)

        10.5      Formula Plan for Non-Employee Directors.(2)

         10.6 Credit Agreement dated as of May 28, 1997 among the Registrant, Fleet National Bank; SunTrust Bank, Central Florida, N.A.; Toronto Dominion (Texas), Inc.; and the other lenders party thereto.(3)

         10.7 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995.(7)

         10.8 Asset Purchase Agreement, dated October 1, 1999, between Buckeye Technologies Inc., BKI Holdings Corporation, Buckeye Mt. Holly LLC, Buckeye Finland Oy, BKI International Inc. and UPM-Kymmene Corporation, Walkisoft Finland Oy, Walkisoft USA, Inc., Walkisoft Denmark A/S.(8)

         10.9 German Purchase Agreement between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH, Walkisoft GmbH and UPM-Kymmene Oyj.(8)

         12.1     Computation of Interest Coverage Ratio.

         13.1     Buckeye Technologies Inc. 2000 Annual Report.

         21.1     Subsidiaries of the Registrant.

         23.0     Consent of Ernst & Young LLP.

         27.1     Financial Data Schedule. (For SEC use only)


------------
    (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and as amended on October 30, 1995 and November 21, 1995.

    (2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.

    (3) Incorporated by reference to the Registrant's Current Report on Form 10-K dated June 30, 1997.

    (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.

    (5) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.

    (6) Incorporated by reference to the Registrant's Current Report on Form 10-K dated June 30, 1998.

    (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.

    (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 13, 1999.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SCHEDULE  II
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                                        Column B      Column C      Column D         Column E
                                                                      -------------------------------------------------------
                                                                                     Additions
                                                                                     ----------
                                                                        Balance       Charged                        Balance
                                                                           at           to                              at
                                                                        Beginning      Costs           (a)             End
                                                                           of           and        Deductions-          of
               Description                                               Period       Expenses      -Describe         Period
-----------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts .................................       $  1,042       $  177       $      --        $  1,219
                                                                        ========       ======       =========        ========

YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts .................................       $  1,174       $    9       $    (141)       $  1,042
                                                                        ========       ======       =========        ========

YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts .................................       $  1,322       $   34       $    (182)       $  1,174
                                                                        ========       ======       =========        ========

---------------
(a)    Uncollectible accounts written off, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By: /s/ Robert E. Cannon
-----------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 15, 2000



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert E. Cannon
-----------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 15, 2000


By: /s/ David B. Ferraro
-----------------------------------------------------------------------------
David B. Ferraro, Director, President and Chief Operating Officer
Date: September 15, 2000


By: /s/ Samuel M. Mencoff
-----------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 15, 2000


By: /s/ Harry J. Phillips
-----------------------------------------------------------------------------
Harry J. Phillips, Sr., Director
Date: September 15, 2000


By: /s/ Gayle L. Powelson
-----------------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President, Finance and Accounting
Date: September 15, 2000