Form 10-Q
period 2000-09-30
BUCKEYE TECHNOLOGIES INC
filed 2000-11-01
CIK 899597

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


                For the quarterly period ended September 30, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

As of October 31, 2000, there were outstanding 34,802,740 Common Shares of the Registrant.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION


       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements of Income for the Three Months Ended  September 30, 2000
                   and 1999...............................................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000............        4
              Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended  September 30,
                   2000 and 1999..........................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

                                              PART II - OTHER INFORMATION

       6.     Exhibits and Reports on Form 8-K............................................................        9

                                                       SIGNATURES                                                10

                                       2

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                      (In thousands, except per share data)

                                                                      Three Months Ended
                                                                          September 30
                                                                 ------------ -------------
                                                                     2000         1999
                                                                 ------------ -------------
Net sales............................................             $178,909      $153,400
Cost of goods sold...................................              130,611       111,180
                                                                 ------------ -------------
Gross margin.........................................               48,298        42,220

Selling, research and administrative expenses........               13,408        12,230
                                                                 ------------ -------------
Operating income.....................................               34,890        29,990

Net interest expense and amortization of debt costs                 11,265         9,221
Other................................................                  159         1,129
                                                                 ------------ -------------

Income before income taxes...........................               23,466        19,640
Income taxes.........................................                7,930         6,285
                                                                 ------------ -------------

Net income...........................................              $15,536      $ 13,355
                                                                 ============ =============


Basic earnings per share.............................              $  0.45      $   0.38
                                                                 ============ =============
Diluted earnings per share...........................              $  0.43      $   0.37
                                                                 ============ =============


Weighted average shares for basic earnings per share                34,796        35,375
Effect of dilutive stock options                                     1,470           738
                                                                 ------------ -------------
Adjusted weighted average shares for diluted earnings per share     36,266        36,113
                                                                 ============ =============


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                               September 30      June 30
                                                                   2000            2000
                                                              --------------------------
Assets
Current assets:
      Cash and cash equivalents..........................      $ 13,364         $ 12,257
      Accounts receivable-net............................       103,717          111,899
      Inventories........................................       109,861          107,238
      Deferred income taxes and other....................        12,026           13,556
                                                              ---------------------------
                    Total current assets                        238,968          244,950
Property, plant and equipment............................       751,978          717,646
Less allowances for depreciation.........................      (206,240)        (197,244)
                                                              ---------------------------
                                                                545,738          520,402
Goodwill, net............................................       139,085          122,399
Intellectual property and other, net                             44,378           42,970
                                                              ---------------------------
                   Total assets..........................      $968,169         $930,721
                                                              ===========================

Liabilities and stockholders' equity Current liabilities:

      Accounts payable...................................     $  26,788         $ 36,397
      Accrued expenses...................................        61,373           71,549
      Current portion of long-term debt..................        27,000           26,892
                                                              ---------------------------
                  Total current liabilities                     115,161          134,838
Noncurrent liabilities:
      Long-term debt.....................................       557,240          505,983
      Accrued postretirement benefit obligation..........        17,848           17,531
      Deferred income taxes..............................        58,480           56,691
      Other liabilities..................................         1,602            1,699
Stockholders' equity.....................................       217,838          213,979
                                                              ---------------------------
      Total liabilities and stockholders' equity.........      $968,169         $930,721
                                                              ===========================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                                               Three Months Ended
                                                                                  September 30
                                                                           --------------------------
                                                                               2000        1999
                                                                           --------------------------
Operating activities

Net income........................................................              $15,536    $13,355
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................               10,892     10,029
       Amortization...............................................                1,863      1,243
       Deferred income taxes and other............................                2,074      2,135
       Changes in operating assets and liabilities:
           Accounts receivable....................................                7,513     (1,417)
           Inventories............................................               (4,380)    (3,123)
           Other assets...........................................                   75      2,689
           Accounts payable and other current liabilities.........              (17,607)    (2,093)
                                                                           --------------------------
  Net cash provided by operating activities.......................               15,966     22,818

Investing activities

Net purchases of property, plant and equipment....................              (33,021)    (7,789)
Acquisition of business...........................................              (35,175)         -
                                                                           --------------------------
Net cash used in investing activities.............................              (68,196)    (7,789)

Financing activities

Purchase of treasury shares.......................................                    -       (795)
Proceeds from sale of equity interests............................                2,484         22
Net borrowings (payments) under revolving line of credit..........               73,956     (8,768)
Principal payments on long term debt and other....................              (22,000)         -
                                                                           --------------------------
Net cash (used in) provided by financing activities...............               54,440     (9,541)
Effect of foreign currency rate fluctuations on cash..............               (1,103)       188
                                                                           --------------------------
Increase in cash and cash equivalents.............................                1,107      5,676
Cash and cash equivalents at beginning of period..................               12,257        403
                                                                           --------------------------
Cash and cash equivalents at end of period........................              $13,364     $6,079
                                                                           ==========================





                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

NOTE B --- BUSINESS COMBINATIONS

On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business, for $29,501 in cash and $83,963 ($88,000 in notes payable, net of $4,037 discount) in debt payable to UPM-Kymmene. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina, as well as engineering operations in Finland. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Fibra), located in Americana, Brazil for approximately $36.5 million, including related acquisition costs. The acquisition has been funded using borrowings from the Company's bank credit facility. Both acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price for Fibra is preliminary as the Company is awaiting a final appraisal.

The consolidated operating results of Walkisoft and Fibra have been included in the consolidated statements of income from the dates of acquisition. The following unaudited pro forma results of operations assume that the acquisitions occurred at the beginning of the periods presented.

   Pro forma results of operations
                                        Three Months Ended September 30
                                             2000          1999
                                      ---------------------------------
   Net sales                            $179,539        $172,859
   Net income                             15,494          12,269
                                      ---------------------------------
   Basic earnings per share             $   0.45        $   0.35
   Diluted earnings per share           $   0.43        $   0.34
                                      ---------------------------------

The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C --  INVENTORIES

     The components of inventory consist of the following:

                                              September 30         June 30
                                                  2000               2000
                                               ------------------------------
                                                       (In thousands)
        Raw materials....................      $ 28,012            $ 26,527
        Finished goods...................        60,063              59,255
        Storeroom and other supplies.....        21,786              21,456
                                               ------------------------------
                                               $109,861           $107,238
                                               ==============================


NOTE D -- COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

                                                         Three Months Ended
                                                            September 30
                                                          2000            1999
                                                        ------------------------
                                                             (In thousands)
    Net income........................................   $15,536         $13,355
    Foreign currency translation adjustments - net....   (14,474)          4,092
                                                        ------------------------
    Comprehensive income..............................   $ 1,062         $17,447
                                                        ========================

The increase in the foreign currency translation adjustment is primarily the result of the increase in the Company's foreign assets and the decline in the Euro against the US dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Net sales for the three months ended September 30, 2000 were $178.9 million compared to $153.4 million for the same period in 1999, an increase of $25.5 million or 16.6%. Operating income for the three months ended September 30, 2000 was $34.9 million compared to $30.0 million for the same period in 1999, an increase of $4.9 million or 16.3%. The increase in net sales and operating income was primarily due to the acquisition of Walkisoft and Fibra, favorable product mix on existing businesses and higher unit sales prices on fluff pulp.

     Net interest expense and amortization of debt costs for the quarter ended September 30, 2000 were $11.3 million compared to $9.2 million for the same period in 1999, an increase of $2.1 million. This increase was due primarily to higher average debt levels. Other expenses for the quarter ending September 30, 2000 were $0.2 million compared to $1.1 million for the quarter ended September 30, 1999. The decrease was due to higher gains from foreign currency transactions offsetting amortization of goodwill and intellectual properties.

     The Company's effective tax rate of 33.8% is comparable to the effective tax rate for the prior fiscal year ended June 30, 2000.

Financial Condition

     Cash Flow

         Cash provided by operating activities for the quarter ended September 30, 2000 was $16.0 million. These funds were used, along with additional borrowings from the credit facility, to purchase, modernize and upgrade production equipment and facilities, and to make the first $22.0 million note payment to UPM-Kymmene for the purchase of Walkisoft.

     Liquidity and Capital Resources

         The Company believes that its cash flow from operations, together with the borrowings available under its existing bank credit facility, will be sufficient to fund capital expenditures (including the completion of the construction of the airlaid nonwovens machine at the Gaston County, North Carolina plant and environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At September 30, 2000, the Company had unused borrowing capacity of $122.9 million on its bank credit facility. The acquisition of Fibra for approximately $36.5 million has been funded using borrowings from the Company's bank credit facility.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

1. Exhibit 27 -  Financial Data Schedule
2. Reports on Form 8-K
   - The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:    /S/ DAVID B. FERRARO
     --------------------------------------------------------------------------
David B. Ferraro, President and Chief Operating Officer

Date: 11-1-00
     -----------------------


By:    /S/ GAYLE L. POWELSON
   -----------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President and Chief Financial Officer

Date:  11-1-00
     -----------------------