Form 10-Q
period 2000-12-31
BUCKEYE TECHNOLOGIES INC
filed 2001-02-06
CIK 899597

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

As of February 5, 2001, there were outstanding 34,526,940 Common Shares of the Registrant.

================================================================================

                                     INDEX

                           BUCKEYE TECHNOLOGIES INC.



    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements  of Income for the Three Months Ended  December 31, 2000
                   and 1999; Six Months Ended December 31, 2000 and 1999..................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000.............        4
              Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended December 31, 2000
                   and 1999...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

                                              PART II - OTHER INFORMATION

       4.     Submission of Matters to a Vote of Security Holders.........................................       10
       6.     Exhibits and Reports on Form 8-K............................................................       10

                                                       SIGNATURES                                                11



                                                         PART I - FINANCIAL INFORMATION
                                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                  (Unaudited)
                                                     (In thousands, except per share data)


                                                                 Three Months Ended               Six Months Ended
                                                                     December 31                     December 31
                                                             ----------------------------    ----------------------------
                                                                   2000          1999               2000          1999
                                                             ----------------------------    ----------------------------
Net sales..............................................           $175,803      $183,702          $354,712      $337,102
Cost of goods sold.....................................            132,431       136,066           263,042       247,246
                                                             ----------------------------    ----------------------------
Gross margin...........................................             43,372        47,636            91,670        89,856

Selling, research and administrative expenses..........             12,427        13,570            25,835        25,800
                                                             ----------------------------    ----------------------------
Operating income.......................................             30,945        34,066            65,835        64,056

Net interest expense and amortization of debt costs....             11,294        11,349            22,559        20,570
Other..................................................                401         1,172               560         2,301
                                                             ----------------------------    ----------------------------

Income before income taxes.............................             19,250        21,545            42,716        41,185
Income taxes...........................................              5,932         7,307            13,862        13,592
                                                             ----------------------------    ----------------------------

Net income.............................................           $ 13,318      $ 14,238          $ 28,854      $ 27,593
                                                             ============================    ============================

Basic earnings per share...............................             $ 0.38        $ 0.40            $ 0.83        $ 0.78
                                                             ============================    ============================
Diluted earnings per share.............................             $ 0.38        $ 0.40            $ 0.80        $ 0.77
                                                             ============================    ============================

Weighted average shares for basic earnings per share                34,755        35,171            34,776        35,273
Effect of dilutive stock options                                       702           711             1,085           725
                                                             ----------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share                                                     35,457        35,882            35,861        35,998
                                                             ============================    ============================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                           December 31                 June 30
                                                                              2000                       2000
                                                                         ----------------          -----------------
Assets
Current assets:

     Cash and cash equivalents....................................            $  8,653                   $ 12,257
     Accounts receivable - net....................................             109,131                    111,899
     Inventories..................................................             123,111                    107,238
     Deferred income taxes and other..............................              13,108                     13,556
                                                                         ----------------          -----------------
              Total current assets................................             254,003                    244,950

Property, plant and equipment.....................................             793,205                    717,646
Less accumulated depreciation.....................................            (217,941)                  (197,244)
                                                                         ----------------          -----------------
                                                                               575,264                    520,402
Goodwill, net.....................................................             138,075                    122,399
Intellectual property and other, net..............................              43,835                     42,970
                                                                         ----------------          -----------------
              Total assets........................................          $1,011,177                   $930,721
                                                                         ================          =================

Liabilities and stockholders' equity Current liabilities:

     Accounts payable.............................................            $ 30,480                   $ 36,397
     Accrued expenses.............................................              54,551                     71,549
     Current portion of long-term debt                                          27,000                     26,892
                                                                         ----------------          -----------------
              Total current liabilities...........................             112,031                    134,838

     Long-term debt...............................................             588,854                    505,983
     Accrued postretirement benefit obligation....................              18,244                     17,531
     Deferred income taxes........................................              58,865                     56,691
     Other liabilities............................................               1,572                      1,699
Stockholders' equity..............................................             231,611                    213,979
                                                                         ----------------          -----------------
              Total liabilities and stockholders' equity..........          $1,011,177                   $930,721
                                                                         ================          =================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                        December 31
                                                                         ------------------------------------
                                                                              2000                1999
                                                                         ----------------   -----------------
Operating activities

Net income........................................................           $28,854             $27,593
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................            21,649              21,324
       Amortization ..............................................             3,759               2,711
       Deferred income taxes and other............................             1,883               5,025
       Changes in operating assets and liabilities:
           Accounts receivable....................................            (9,136)              4,801
           Inventories............................................           (16,288)                (87)
           Other assets...........................................               350               3,015
           Accounts payable and other current liabilities.........           (22,222)             (3,172)
                                                                         ----------------   -----------------
Net cash provided by operating activities.........................            22,786              47,273

Investing activities

Acquisition of businesses.........................................           (36,388)            (28,090)
Purchases of property, plant and equipment........................           (68,094)            (20,154)
                                                                         ----------------   -----------------
Net cash used in investing activities.............................          (104,482)            (48,244)

Financing activities

Purchase of treasury shares.......................................            (5,526)              (6,052)

Proceeds from sale of equity interests............................               300                2,558

Net borrowings under revolving line of credit.....................           102,728               15,582
Net payments on long term debt....................................           (20,000)                   -
Other.............................................................               177                    -
                                                                         ----------------   -----------------
Net cash provided by financing activities.........................            10,533               79,234

Effect of foreign currency rate fluctuations on cash..............              (638)              (1,142)
                                                                         ----------------   -----------------
Increase (decrease) in cash and cash equivalents..................            (3,604)               8,924
Cash and cash equivalents at beginning of period..................               403               12,257
                                                                         ----------------   -----------------
Cash and cash equivalents at end of period........................            $8,653              $ 9,327
                                                                         ================   =================

                             See accompanying notes.

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Certain amounts in the financial statements for the period ended December 31, 1999 have been reclassified to conform with the financial statements for the period ended December 31, 2000.

NOTE B - BUSINESS COMBINATION

         On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business for $29,501 in cash and $83,963 ($88,000 in notes payable, net of $4,037 discount) in debt payable to UPM-Kymmene. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina, as well as engineering operations in Finland. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Fibra), located in Americana, Brazil for approximately $36.5 million, including related acquisition costs. The acquisition has been funded using borrowings from the Company's bank credit facility. Both acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price for Fibra is preliminary as the Company is awaiting a final appraisal.

         The consolidated operating results of Walkisoft and Fibra have been included in the consolidated statements of income from the dates of the acquisition. The following unaudited pro forma results of operations assume that the acquisitions occurred at the beginning of the periods presented.

    Pro forma results of operations           Six Months Ended December 31
                                                 2000               1999
                                        --------------------------------------

    Net sales                                  $355,342           $358,504
    Net income                                   28,812             26,417
    Basic earnings per share                       0.83               0.75
    Diluted earnings per share                     0.80               0.73

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C -- INVENTORIES

         The components of inventory consist of the following:

                                              December 31          June 30
                                                 2000               2000
                                           -------------------------------------
                                                      (In thousands)
      Raw materials.....................       $ 36,150           $ 26,527
      Finished goods....................         64,967             59,255
      Storeroom and other supplies......         21,994             21,456
                                           -------------------------------------
                                               $123,111           $107,238
                                           =====================================


NOTE D -- COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       --------------------------------------------------------------
                                                           2000           1999               2000          1999
                                                       --------------------------------------------------------------
                                                              (In thousands)                   (In thousands)
Net income......................................           $13,318      $14,238             $28,854         $27,593
Foreign currency translation adjustments - net..             6,304       (7,075)             (8,170)        (2,983)
                                                       -----------------------------     ----------------------------
Comprehensive income............................           $19,622      $ 7,163             $20,684         $24,610
                                                       =============================     ============================

The Company has increased its foreign assets through various acquisitions. The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the Euro and the US Dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the three months ended December 31, 2000 were $175.8 million compared to $183.7 million for the same period in the prior fiscal year, a decrease of $7.9 million or 4.3%. Net sales for the six-month period ended December 31, 2000 were $354.7 million compared to $337.1 million for the same period in the prior fiscal year, an increase of $17.6 million or 5.2%. The decrease for the three month period is mainly due to lower shipment volumes. The increase for the six month period is mainly due to the acquisition of Walkisoft.

         Operating income for the three months ended December 31, 2000 was $30.9 million compared to $34.1 million for the same period in the prior fiscal year, a decrease of $3.2 million or 9.4%. The decrease is due primarily to the increased cost of cotton fibers and start-up costs related to folding nonwovens materials. Operating income for the six months ended December 31, 2000 was $65.8 million compared to $64.1 million for the same period in the prior fiscal year, an increase of $1.7 million or 2.7%. The increase is primarily due to higher prices on fluff pulp sales.

         Net interest expense and amortization of debt costs were $11.3 million for both the three months ended December 31, 2000 and the three months ended December 31, 1999. Net interest expense and amortization of debt costs were $22.6 million for the six months ended December 31, 2000 compared to $20.6 million for the same period of the prior fiscal year. This increase was primarily due to higher debt levels.

         Other expenses for the quarter ended December 31, 2000 were $0.4 million compared to $1.2 million for the quarter ended December 31, 1999. Other expenses for the six months ended December 31, 2000 were $0.6 million compared to $2.3 million for the six months ended December 31, 1999. The decrease in both periods was due to higher gains from foreign currency transactions offsetting amortization of goodwill and intellectual properties.

         The Company's effective tax rate of 30.8% for the three months ended December 31, 2000 is lower than the effective tax rate of 33.9% for the three months ended December 31, 1999 primarily due to a year-to-date adjustment for recently enacted lower tax rates in Germany.

Financial Condition

     Cash Flow

         Cash provided by operating activities for the six months ended December 31, 2000 was $22.8 million. These funds were used, along with additional borrowings from the credit facility, to construct, purchase, modernize and upgrade production equipment and facilities, to repurchase stock and to make the first $22 million note payment to UPM-Kymmene for the purchase of Walkisoft. During the six months ended December 31, 2000, the Company repurchased 426,800 shares of common stock, pursuant to a 5,000,000 share repurchase plan. The total number of shares repurchased through this plan through December 31, 2000 is 4,666,800. On January 16, 2001, the Board of Directors authorized the repurchase of an additional one million shares of common stock to bring the total shares authorized to be repurchased to 6,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


     Liquidity and Capital Resources

         In May 2001, the borrowing availability on the Company's existing bank credit facility will be reduced by $75 million. In anticipation of this reduction, the Company is currently working on having a new credit facility in place by early April 2001. With this new credit facility, the Company believes that its cash flow from operations, together with the borrowings available under this credit facility will be sufficient to fund capital expenditures (including the completion of the construction of the airlaid nonwovens machine at the Gaston County, North Carolina plant and environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future. At December 31, 2000, the Company had unused borrowing availability of approximately $93 million on its bank credit facility. The Company has also announced the deferral of the second airlaid nonwoven machine at the facility in Cork, Ireland and now estimates capital expenditures for the fiscal year ending June 30, 2001 to total approximately $155 million.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 2, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, Red Cavaney and David B. Ferraro were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified. For Red Cavaney, 32,192,493 votes were cast in favor and 249,014 votes were withheld. For David B. Ferraro, 32,192,493 votes were cast in favor and 249,014 were withheld.

         Following the election, the Company's Board of Directors consisted of Mr. Red Cavaney, Mr. R. Howard Cannon, Mr. Robert E. Cannon,
Mr. David B.Ferraro, Mr. Henry F. Frigon, Mr. Samuel M. Mencoff, and Mr. Harry J. Phillips, Sr.

         On January 12, 2001, after four years of distinguished service on the Company's Board of Directors, Mr. Harry J. Phillips, Sr. passed away.

         The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors. 32,397,465 votes were cast in favor of the ratification, 36,008 were cast against and 8,034 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibit 10.1
          - Amended and Restated Formula Plan for Non-Employee Directors
2.       Reports on Form 8-K
         - The Company did not file any reports of Form 8-K during the six months ended December 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye technologies inc.

By:      /S/ DAVID B. FERRARO
   --------------------------------------------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer

Date: February 6, 2001
      -------------------


By:      /S/ GAYLE L. POWERLSON
   --------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President and Chief Financial Officer

Date:  February 6, 2001
       ------------------