Form 10-Q/A
period 2000-12-31
BUCKEYE TECHNOLOGIES INC
filed 2001-02-06
CIK 899597

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                  FORM 10-Q / A

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


                                                                                      Six Months Ended
                                                                                        December 31
                                                                         ------------------------------------
                                                                              2000                1999
                                                                         ----------------   -----------------
Operating activities

Net income........................................................           $28,854             $27,593
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................            21,649              21,324
       Amortization ..............................................             3,759               2,711
       Deferred income taxes and other............................             1,883               5,025
       Changes in operating assets and liabilities:
           Accounts receivable....................................             4,801              (9,136)
           Inventories............................................           (16,288)                (87)
           Other assets...........................................               350               3,015
           Accounts payable and other current liabilities.........           (22,222)             (3,172)
                                                                         ----------------   -----------------
Net cash provided by operating activities.........................            22,786              47,273

Investing activities

Acquisition of businesses.........................................           (36,388)            (28,090)
Purchases of property, plant and equipment........................           (68,094)            (20,154)
                                                                         ----------------   -----------------
Net cash used in investing activities.............................          (104,482)            (48,244)

Financing activities

Purchase of treasury shares.......................................            (6,052)              (5,526)

Proceeds from sale of equity interests............................             2,558                  300

Net borrowings under revolving line of credit.....................           102,728               15,582
Net payments on long term debt....................................           (20,000)                   -
Other.............................................................                 -                  177
                                                                         ----------------   -----------------
Net cash provided by financing activities.........................            79,234               10,533

Effect of foreign currency rate fluctuations on cash..............            (1,142)                (638)
                                                                         ----------------   -----------------
Increase (decrease) in cash and cash equivalents..................            (3,604)               8,924
Cash and cash equivalents at beginning of period..................            12,257                  403
                                                                         ----------------   -----------------
Cash and cash equivalents at end of period........................            $8,653              $ 9,327
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
                                                       =============================     ============================

The Company has increased its foreign assets through various acquisitions. The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US Dollar and the Euro, the Brazilian Real and the Canadian Dollar.