Form 10-Q
period 2001-03-31
BUCKEYE TECHNOLOGIES INC
filed 2001-05-02
CIK 899597

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


                  For the quarterly period ended March 31, 2001

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of May 2, 2001, there were outstanding 34,184,440 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements  of Income for the Quarter Ended March 31, 2001 and
                   2000; Nine Months Ended March 31, 2001 and 2000........................................        3
              Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000................        4
              Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended March 31, 2001
                   and 2000...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

                                              PART II - OTHER INFORMATION

       6.     Exhibits and Reports on Form 8-K............................................................       11

                                                       SIGNATURES                                                12



                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                 Quarter Ended                 Nine Months Ended
                                                                    March 31                       March 31
                                                           --------------------------     ---------------------------
                                                               2001          2000             2001           2000
                                                           --------------------------     ---------------------------
Net sales.............................................        $181,933     $200,376         $556,538       $557,422
Cost of goods sold....................................         144,259      150,740          427,194        417,930
                                                           --------------------------     ---------------------------
Gross margin..........................................          37,674       49,636          129,344        139,492

Selling, research and administrative expenses.........          10,332       14,321           36,167         40,121
                                                           --------------------------     ---------------------------
Operating income......................................          27,342       35,315           93,177         99,371

Net interest expense and amortization of debt costs...          11,677       11,207           34,236         31,777
Other.................................................           1,748        1,876            2,308          4,177
                                                           --------------------------     ---------------------------

Income before income taxes............................          13,917       22,232           56,633         63,417
Income taxes..........................................           4,627        7,338           18,489         20,930
                                                           --------------------------     ---------------------------

Net income............................................          $9,290      $14,894          $38,144        $42,487
                                                           ==========================     ===========================

Basic earnings per share..............................           $0.27        $0.43            $1.10          $1.21
                                                           ==========================     ===========================
Diluted earnings per share............................           $0.27        $0.42            $1.07          $1.18
                                                           ==========================     ===========================

Weighted average shares for basic earnings per share            34,398       34,967           34,650         35,171
Effect of dilutive stock options                                   505          806              892            752
                                                           --------------------------     ---------------------------
Adjusted weighted average shares for diluted
earnings      per share                                         34,903       35,773           35,542         35,923
                                                           ==========================     ===========================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                            March 31                   June 30
                                                                              2001                       2000
                                                                         ----------------          -----------------
Assets
Current assets:
     Cash and cash equivalents...................................             $  7,747                  $  12,257
     Accounts receivable - net....................................             108,827                    111,899
     Inventories..................................................             143,194                    107,238
     Deferred income taxes and other..............................              11,572                     13,556
                                                                         ----------------          -----------------
              Total current assets................................             271,340                    244,950

Property, plant and equipment.....................................             819,084                    717,646
Less accumulated depreciation.....................................            (226,833)                  (197,244)
                                                                         ----------------          -----------------
                                                                               592,251                    520,402
Goodwill, net.....................................................             131,581                    122,399
Intellectual property and other, net..............................              42,447                     42,970
                                                                         ----------------          -----------------
              Total assets........................................          $1,037,619                   $930,721
                                                                         ================          =================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable.............................................            $ 32,314                    $36,397
     Accrued expenses.............................................              51,457                     71,549
     Current portion of long-term debt............................                   -                     26,892
                                                                         ----------------          -----------------
              Total current liabilities...........................              83,771                    134,838

     Long-term debt...............................................             652,336                    505,983
     Accrued postretirement benefit obligation....................              18,577                     17,531
     Deferred income taxes........................................              59,960                     56,691
     Other liabilities............................................                 838                      1,699
Stockholders' equity..............................................             222,137                    213,979
                                                                         ----------------          -----------------
     Total liabilities and stockholders' equity...................          $1,037,619                   $930,721
                                                                         ================          =================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Nine Months Ended
                                                                                          March 31
                                                                         -------------------------------------------
                                                                              2001                       2000
                                                                         ----------------          -----------------
Operating activities
Net income........................................................             $38,144                    $42,487
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................              33,177                     32,473
       Amortization...............................................               5,973                      5,727
       Deferred income taxes and other............................               5,561                      5,715
       Changes in operating assets and liabilities:
           Accounts receivable....................................               2,648                    (14,519)
           Inventories............................................             (38,373)                     1,764
           Other assets...........................................               1,825                      2,438
           Accounts payable and other current liabilities.........             (20,600)                    18,709
                                                                         ----------------          -----------------
Net cash provided by operating activities.........................              28,355                     94,794

Investing activities
Acquisition of businesses.........................................             (36,388)                   (28,484)
Purchases of property, plant and equipment........................            (107,790)                   (37,432)
Other.............................................................                (421)                   (12,215)
                                                                         ----------------          -----------------
Net cash used in investing activities.............................            (144,599)                   (78,131)

Financing activities
Purchase of treasury shares.......................................              (9,826)                    (8,296)
Proceeds from exercise of stock options...........................               2,558                        513
Net borrowings under revolving line of credit.....................             155,902                      7,450
Net payments on long term debt and other..........................             (35,531)                        10
                                                                         ----------------          -----------------
Net cash provided by (used in) financing activities...............             113,103                       (323)
Effect of foreign currency rate fluctuations on cash..............              (1,369)                    (1,366)
                                                                         ----------------          -----------------
Increase (decrease) in cash and cash equivalents..................              (4,510)                    14,974
Cash and cash equivalents at beginning of period..................              12,257                        403
                                                                         ----------------          -----------------
Cash and cash equivalents at end of period........................             $ 7,747                    $15,377
                                                                         ================          =================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A-- BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

     Certain amounts in the financial statements for the period ended March 31, 2000 have been reclassified to be consistent with the presentation of the financial statements for the period ended March 31, 2001. Included in these reclassifications is the effect of the Company's adoption of EITF 00-10:
Accounting for Shipping and Handling Fees and Costs, which addresses the income statement classification for such costs. Amounts related to shipping and handling and billed to a customer in a sale transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold. The adoption of EITF 00-10 had no impact on gross margin as shipping and handling costs had previously been included in net sales.

     The following tables set forth the reclassed amounts for the periods presented:

                                           Quarter Ended
                         ---------------------------------------------------                   Nine Months Ended
                          Sep. 30, 2000    Dec. 31, 2000    Mar. 31, 2001                     Ended Mar. 31, 2001
                         ---------------- ---------------- -----------------                 -----------------------
Net sales                 $188,604          $186,001         $181,933                                $556,538
Cost of goods sold         140,306           142,629          144,259                                 427,194
                         ---------------- ---------------- -----------------                 -----------------------
Gross margin             $  48,298         $  43,372        $  37,674                                $129,344
                         ================ ================ =================                 =======================


                                                    Quarter Ended
                         --------------------------------------------------------------------       Year Ended
                          Sep. 30, 1999    Dec. 31, 1999    Mar. 31, 2000     June 30, 2000        June 30, 2000
                         ---------------- ---------------- ----------------- ----------------    -------------------
Net sales                 $162,103          $194,943         $200,376          $198,122               $755,544
Cost of goods sold         119,883           147,307          150,740           145,981                563,911
                         ---------------- ---------------- ----------------- ----------------    -------------------
Gross margin             $  42,220         $  47,636        $  49,636         $  52,141               $191,633
                         ================ ================ ================= ================    ===================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                             Year Ended
                         ---------------------------------------------------
                          June 30, 1997    June 30, 1998    June 30, 1999
                         ---------------- ---------------- -----------------
Net sales                   $591,389        $668,490           $650,295
Cost of goods sold           444,207         500,037            491,703
                         ---------------- ---------------- -----------------
Gross margin                $147,182        $168,453           $158,592
                         ================ ================ =================


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

The consolidated operating results of Walkisoft and Fibra have been included in the consolidated statements of income from the dates of the acquisition. The following unaudited pro forma results of operations assume that the acquisitions occurred at the beginning of the period presented.

                                                 Nine Months Ended March 31
                                                  2001               2000
                                          --------------------------------------
                                          (In thousands, except per share data)

        Net sales                               $557,168           $581,611
        Net income                                38,102             41,198
        Basic earnings per share                    1.10               1.17
        Diluted earnings per share                  1.07               1.15

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C-- INVENTORIES

   The components of inventory consist of the following:

                                                    March 31            June 30
                                                       2001               2000
                                                 -------------------------------
                                                           (In thousands)
   Raw materials............................        $51,522           $ 26,527
   Finished goods...........................         70,829             59,255
   Storeroom and other supplies.............         20,843             21,456
                                                 -------------------------------
                                                   $143,194           $107,238
                                                 ===============================


NOTE D-- COMPREHENSIVE INCOME

     The components of comprehensive income (loss) consist of the following:

                                                              Quarter Ended                   Nine Months Ended
                                                                 March 31                         March 31
                                                           2001           2000               2001          2000
                                                       -----------------------------     ----------------------------
                                                              (In thousands)                   (In thousands)
Net income........................................          $9,290         $14,894           $38,144       $42,487
Foreign currency translation adjustments-net......         (15,096)         (7,333)          (23,266)      (10,316)
                                                       -----------------------------     ----------------------------
Comprehensive income (loss).......................         $(5,806)        $ 7,561           $14,878       $32,171
                                                       =============================     ============================

The Company has increased its foreign assets through various acquisitions. The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US Dollar and the Euro, the Brazilian Real and the Canadian Dollar.

NOTE E - SUBSEQUENT EVENT

        On April 16, 2001, the Company entered into a new credit facility (the Credit Facility) providing for borrowings up to $215 million. The new credit facility matures on March 31, 2005. The interest rate applicable to borrowings under the Credit Facility is the agent's prime rate or a LIBOR based rate ranging from LIBOR plus 0.75% to LIBOR plus 1.5%. The Credit Facility is secured by substantially all of the Company's assets located in the United States. The Company has classified certain short-term obligations totaling approximately $35 million as long-term debt based on its intent to refinance the obligations with proceeds from the new credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the quarter ended March 31, 2001 were $181.9 million compared to $200.4 million for the same period in the prior fiscal year, a decrease of $18.5 million or 9.2%. Net sales for the nine month period ended March 31, 2001 were $556.5 million compared to $557.4 million for the same period in the prior fiscal year, a decrease of $0.9 million or 0.2%. The decrease for the quarter is mainly due to lower shipment volumes and declining sales prices on fluff pulp. The decrease in both shipment volume and sales prices reflects the impact of the contractual changes in the Fluff Pulp Supply Agreement with The Procter & Gamble Company, as well as cotton shipment volume constraints from continuing raw material shortages.

         Operating income for the quarter ended March 31, 2001 was $27.3 million compared to $35.3 million for the same period in the prior fiscal year, a decrease of $8.0 million or 22.7%. Operating income for the nine months ended March 31, 2001 was $93.2 million compared to $99.4 million for the same period in the prior fiscal year, a decrease of $6.2 million or 6.2%. The decrease for both periods is due primarily to lower sales, higher energy and caustic chemical costs and increased cost of cotton fibers. The lower sales and higher manufacturing costs were somewhat mitigated by a reduction of about $4.0 million in sales, research and administrative expenses for the quarter and the nine month period. More than half of the reduction was due to decreases in expenses under the Company's incentive plans.

         Net interest expense and amortization of debt costs were $11.7 million for the quarter and $34.2 million for the nine months ended March 31, 2001. This is a $0.5 million and $2.5 million increase, respectively, compared to the same period of the prior fiscal year. This increase was due to higher debt levels.

         Other expenses for the quarter ended March 31, 2001 were $1.7 million compared to $1.9 million for the quarter ended March 31, 2000. Other expenses for the nine months ended March 31, 2001 were $2.3 million compared to $4.2 million for the nine months ended March 31, 2000. The decrease in both periods was due to more favorable results from foreign currency transactions offsetting increases in the amortization of goodwill and intellectual properties.

Financial Condition

     Cash Flow

         Cash provided by operating activities for the nine months ended March 31, 2001 was $28.4 million. Cash flows during the quarter were impacted by increases in inventory levels of $38.4 million, primarily due to the purchase of cotton linter raw materials from overseas locations. The cash provided by operating activities was used, along with additional borrowings from the credit facility, to construct, purchase, modernize and upgrade production equipment and facilities. The funds were also used to repurchase stock, to make the first $22 million payment to UPM-Kymmene for the purchase of Walkisoft and to make additional debt payments of approximately $16 million. During the nine months ended March 31, 2001, the Company repurchased 769,300 shares of common stock, pursuant to a 6,000,000 share repurchase plan. The total number of shares repurchased through this plan through March 31, 2001 is 5,009,300.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liquidity and Capital Resources

         The Company entered into a new credit facility (the Credit Facility) on April 16, 2001, providing for borrowings up to $215 million. The new credit facility matures on March 31, 2005. The interest rate applicable to borrowings under the Credit Facility is the agent's prime rate or a LIBOR based rate ranging from LIBOR plus 0.75% to LIBOR plus 1.5%. The Credit Facility is secured by substantially all of the Company's assets located in the United States. The Company has classified certain short-term obligations totaling approximately $35 million as long-term debt based on its intent to refinance the obligations with proceeds from the new credit facility. Based on the Company's outstanding borrowings at March 31, 2001, the Company would have had unused borrowing availability of approximately $40 million on its new bank credit facility. The Company estimates capital expenditures will total approximately $150 million for the fiscal year ending June 30, 2001 and approximately $60 million for the fiscal year ending June 30, 2002. The Company believes that its cash flow from operations, together with the borrowings available under its new credit facility, will be sufficient to fund capital expenditures (including the completion of the construction of the airlaid nonwovens machine at the Gaston County, North Carolina plant and environmental expenditures), meet operating expenses, fund authorized common stock repurchases, and service all debt requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
1.       Exhibit 10.1
         - Credit Agreement dated as of April 16, 2001 among the Registrant, Fleet National Bank; Fleet Securities, Inc.; Toronto Dominion (Texas) Inc.; Bank of America, N.A.; First Union National Bank; and the other lenders party thereto.

2.       Reports on Form 8-K
         During the quarter ended March 31, 2001, the following reports were filed on Form 8-K:
         - Report dated January 5, 2001, announcing the conference call regarding operating results for the second quarter ended December 31, 2000.
         - Report dated March 26, 2001, announcing the conference call regarding operating results for the third quarter ended March 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By: /S/ DAVID B. FERRARO
   --------------------------------------------
David B. Ferraro, Director, President, and Chief Operating Officer
Date:    May 2, 2001


By: /S/ GAYLE L. POWELSON
   --------------------------------------------
Gayle L. Powelson, Senior Vice President and Chief Financial Officer
Date:    May 2, 2001