Form 10-K405
period 2001-06-30
BUCKEYE TECHNOLOGIES INC
filed 2001-09-26
CIK 899597

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

                     For the fiscal year ended June 30, 2001

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

                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
               Title of Securities: Common Stock - $0.01 par value
             Exchanges on which Registered: New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                  8-1/2% Senior Subordinated Notes due 2005
                  9-1/4% Senior Subordinated Notes due 2008
                  8% Senior Subordinated Notes due 2010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 21, 2001, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $234,710,001.

As of September 21, 2001 there were outstanding 34,673,900 Common Shares of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Buckeye Technologies Inc.'s 2001 Annual Report are incorporated by reference into Part I and Part II. Portions of Buckeye Technologies Inc.'s 2001 Annual Proxy Statement are incorporated by reference into Part III.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.


ITEM                                                                              PAGE
                                     PART I

 1.  Business ...................................................................   2
 2.  Properties .................................................................   6
 3.  Legal Proceedings ..........................................................   6
 4.  Submission of Matters to a Vote of Security Holders ........................   6

                                     PART II

 5.  Market for the Registrant's Common Stock and Related Security Holder Matters   7
 6.  Selected Financial Data ....................................................   7
 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations ..........................................................   7
 7a. Market Risk Disclosure .....................................................   7
 8.  Financial Statements and Supplementary Data ................................   7
 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure ..........................................................   7

                                    PART III

10.  Directors and Executive Officers of the Registrant .........................   8
11.  Executive Compensation .....................................................  10
12.  Security Ownership of Certain Beneficial Owners and Management .............  10
13.  Certain Relationships and Related Transactions .............................  10

                                     PART IV

14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K ............  11

                                      OTHER

     Signatures .................................................................  14

                                     PART I

ITEM 1. BUSINESS

     GENERAL

         Headquartered in Memphis, Tennessee, Buckeye Technologies Inc. (the Company or Buckeye) is a leading manufacturer and worldwide marketer of value-added cellulose-based specialty products. The Company utilizes its expertise in polymer chemistry and its state-of-the-art manufacturing facilities to develop and produce innovative proprietary products for its customers. The Company sells its products to a wide array of technically demanding niche markets in which its proprietary products and commitment to customer technical service give it a competitive advantage. Buckeye is the world's only manufacturer offering cellulose-based specialty products made from both wood and cotton utilizing wetlaid technology and also offering products made from wood utilizing airlaid technology. As a result, the Company produces a broader range of cellulose-based specialty products than any of its competitors. Buckeye's focus on niche specialty cellulose allows the Company to benefit from more stable customer demand due to substantial switching costs and product risks resulting from raw material modifications and uniquely tailored products for individual customer requirements.

     COMPANY HISTORY

         The Company has participated in the cellulose-based specialty market for over 75 years and has developed new uses for both wood and cotton based cellulose products. In July 1997, the Company completed the acquisition of the common shares of Merfin International Inc. Merfin was one of the leading manufacturers of airlaid nonwovens with facilities located in Ireland, Canada and the United States. On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S. A. (Americana) located in Americana, Brazil. Further information on the acquisition of Walkisoft and Americana is incorporated herein by reference to Note 3, Business Combinations, to the Consolidated Financial Statements, on page 17 of the Company's 2001 Annual Report.

         The Company is incorporated in Delaware and its executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Its telephone number is
(901) 320-8100.

     PRODUCTS

         The Company's products can be broadly grouped into three categories: chemical cellulose, customized paper cellulose and absorbent products. The chemical cellulose and customized paper cellulose are derived from wood and cotton cellulose materials using wetlaid technologies. Fluff pulps are derived from wood using wetlaid technology. The airlaid nonwovens materials are derived from wood pulps using airlaid technology.

         Buckeye's chemical cellulose is used to impart purity, strength and viscosity in the manufacture of diverse products such as food casings, rayon filament, acetate plastics, thickeners for food, cosmetics and pharmaceuticals. The Company's customized paper cellulose is used to provide porosity, color permanence and tear resistance in engine air and oil filters, personal stationery and currency paper. Buckeye's absorbent products are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products, adult incontinence products and household wipes and mops.

         Additional information is incorporated herein by reference to Note 12, Segment Information, to the Consolidated Financial Statements on pages 22 and 23 of the Company's 2001 Annual Report.

     RAW MATERIALS

         Slash pine timber, cotton fiber and fluff pulp are the principal raw materials used in the manufacture of the Company's specialty cellulose and absorbent cellulose products. These materials represent the largest components of the Company's variable costs of production. The region surrounding Buckeye's plant located in Perry, Florida (the Foley Plant) has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into timber purchase agreements. Additional information is incorporated herein by reference to Note 14, Commitments, to the Consolidated Financial Statements, on page 23 of the Company's 2001 Annual Report.

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

         The cost of slash pine timber, cotton fiber and fluff pulp is subject to market fluctuations caused by supply and demand factors beyond the Company's control.

     SALES AND CUSTOMERS

         The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in the U.S., Europe and Asia. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales are distributed to customers in approximately 65 countries around the world. The Company's fiscal 2001 sales reflect this geographic diversity, with 35% of sales in North America, 34% of sales in Europe, 15% in Asia, 7% in South America and 9% in other regions. Geographic segment data and product sales data is included in Note 12, Segment Information, to the Consolidated Financial Statements on pages 22 and 23 of the Company's 2001 Annual Report, and is incorporated herein by reference.

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

         The Procter & Gamble Company (Procter & Gamble) is the Company's largest customer, accounting for 26% of the Company's fiscal 2001 gross sales. The Company and Procter & Gamble have entered into a long-term Pulp Supply Agreement, which requires Procter & Gamble to purchase specified amounts of the Company's fluff pulp annually through the year 2002. Shipments of fluff pulp under the Pulp Supply Agreement are made to Procter & Gamble affiliates worldwide, as directed by Procter & Gamble. The pricing of the fluff pulp sold pursuant to the Pulp Supply Agreement is at market in calendar years 2001 and 2002. Additional information is incorporated herein by reference to Note 11, Significant Customer, to the Consolidated Financial Statements on page 22 of the Company's 2001 Annual Report.

         Over 90% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations. The Company's products are shipped by rail, truck and ocean carrier.

     RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. Buckeye has research and development pilot plant facilities in Memphis, and employs approximately 80 research and development scientists and technicians who are focused on advanced products and new applications to drive future growth. The main objective of Buckeye's aggressive research and development efforts is to maintain close technological relationships with customers. The pilot plant facilities allow the Company to test its new products during production without interrupting the normal production cycles of its operating plants, a process that ensures rapid delivery of these breakthrough products to the market place.

         Research and development costs of $13.0 million, $13.1 million and $10.9 million were charged to expense as incurred for the years ended June 30, 2001, 2000 and 1999, respectively.

     COMPETITION

         For wood pulps, there are relatively few specialty pulp producers when compared with the much larger commodity wood pulp market. The technical demands and unique requirements of the specialty pulp user tend to differentiate suppliers on the basis of their ability to meet the customer's particular set of needs, rather than focusing only on pricing. The specialty pulp market is less subject to the price variation experienced in the commodity paper pulp market. Major competitors include Rayonier (U.S.), Weyerhauser (U.S.), International Paper (U.S.), Sappi Limited (South Africa) and Tembec Inc. (Canada). Management believes that the number of producers is unlikely to grow given the substantial investment to enter a mature market with sufficient existing capacity. Product performance, technical service and pricing are the primary competitive factors.

         For cotton pulps, the primary competition is Southern Cellulose Products Inc., owned by Archer-Daniels-Midland, Inc., a subsidiary of which supplies cotton fibers to the Company. Nonwovens competitors of Buckeye include BBA Nonwovens (U.K.), Concert Industries Ltd. (Canada), Duni AB (Sweden) and Georgia Pacific Corporation (U.S.).

     INTELLECTUAL PROPERTY

         The Company holds numerous patents throughout the world to protect its proprietary products. Buckeye intends to protect its patents and file application for any future inventions that are deemed to be important to its business operations. The Stac-Pac packaging technology, a proprietary system for packaging low-density nonwovens materials in compressed cube-shaped bales, is an example of technology acquired by the Company to further differentiate it from its airlaid nonwovens competitors. Stac-Pac(TM) units reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form and more effectively shipping the bales in trucks and containers. Stac-Pac(TM) bales also facilitate customers' high-speed production lines with a continuous flow of material.

     INFLATION

         The Company believes that inflation has not had a material effect on its results of operations nor on its financial condition during recent periods.

     SEASONALITY

         The Company's business has generally not been seasonal to any significant extent.

     EMPLOYEES

         On June 30, 2001, the Company employed approximately 2,150 individuals at its facilities in Memphis, Tennessee; Perry, Florida; Lumberton, King and Gaston County, North Carolina; Savannah, Georgia; Glueckstadt and Steinfurt, Germany; Delta, B.C., Canada; Cork, Ireland; Americana, Brazil; its sales offices in Europe and Asia and engineering operations in Finland. Collective bargaining agreements are in place at the Foley Plant (approximately 550 hourly employees) with the United Paper Workers International Union, AFL-CIO, Local #1192; at the Memphis Plant (approximately 190 hourly employees) with the Local Union 910 Pulp and Processing Workers and the Retail, Wholesale, and Department Store Union, AFL-CIO; and at the Delta Plant (approximately 100 hourly employees) with the Communications, Energy and Paper Workers Union of Canada, Local 433. The agreement for the Foley Plant expires April 1, 2002. The agreement for the Memphis Plant expires March 18, 2003. The agreement for the Delta Plant expires June 30, 2003. A Works Council provides employee representation for all non-management workers at the Glueckstadt and Steinfurt Plants. The Lumberton, Cork, Gaston, Savannah, King and Americana facilities are not unionized.

         None of the Company's facilities have had labor disputes or work stoppages in recent history. The Foley and Memphis Plants have not experienced any work stoppages due to labor disputes in over 30 years and 50 years, respectively. The Company believes it has a good relationship with its employees.

     ENVIRONMENTAL REGULATIONS AND LIABILITIES

         The Company's operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. The Company devotes significant resources to maintaining compliance with these laws and regulations. The Company expects that, due to the nature of its operations, it will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Because it is difficult to predict the scope of future requirements, there can be no assurance that the Company will not incur material environmental compliance costs or liabilities in the future.

         Additional information is incorporated herein by reference to Note 15, Contingencies, to the Consolidated Financial Statements, on pages 23 and 24 of the Company's 2001 Annual Report.

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

ITEM 2.  PROPERTIES

         Corporate Headquarters and Sales Offices. The Company's corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. The Company owns the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Gaston County Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. The Company leases buildings that house the King, North Carolina Plant, the sales offices in Europe and Asia and distribution facilities in Savannah, Georgia.

         Memphis Plant. The Memphis Plant is located on a 75-acre site adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.

         Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. The Company also owns 13,000 acres of real property near the plant site.

         Glueckstadt Plant. The Glueckstadt Plant is located near the Elbe River north of Hamburg, Germany. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons and is the largest cotton cellulose plant in Europe.

         Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 50,000 annual metric tons of cotton cellulose.

         Americana Plant. The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site. It has a capacity of approximately 30,000 annual metric tons of cotton cellulose.

         Nonwovens Plants. The Delta Plant has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines. The Cork Plant has a capacity of approximately 15,000 annual metric tons of airlaid nonwovens from its existing single production line. The Steinfurt Plant has a capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines. The Gaston Plant has a capacity of approximately 60,000 annual metric tons of airlaid nonwovens from two production lines. The King Plant converts airlaid materials and wetlaid paper into wipes, towels and tissues for industrial and commercial uses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Information on this item is set forth under the caption "Stockholder Information" on page 28 in the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Information on this item is set forth under the caption "Selected Financial Data" on page 27 in the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information on this item is set forth under the caption "Financial Review" on pages 6-9 in the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 7A. MARKET RISK DISCLOSURE

         Information on this item is set forth under the caption "Financial Review" on pages 6-9 in the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth on pages 10-25 in the Company's 2001 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its independent auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions held by the executive officers of the Company on September 15, 2001 are:

                                                                                                   Elected to
         Name                 Age                           Position                          Present Position
------------------------      ---     --------------------------------------------------      ----------------
 Robert E. Cannon              71     Chairman of the Board, Chief Executive Officer and           March 1993
                                      Director

 David B. Ferraro              63     President, Chief Operating Officer and Director              March 1993

 Gayle L. Powelson             42     Sr. Vice President, Chief Financial Officer                 October 2000

 Charles S. Aiken              51     Sr. Vice President, Nonwovens Manufacturing                  April 2000

 John B. Crowe                 54     Sr. Vice President, Wood Cellulose                          January 2001

 Sheila Jordan Cunningham      49     Sr. Vice President, General Counsel and Secretary            April 2000

 George B. Ellis               61     Sr. Vice President, Cotton Cellulose                        January 2001

 E. Allen Eppinger             63     Sr. Vice President, Nonwovens Manufacturing                 January 2001

 William M. Handel             55     Sr. Vice President, Human Resources                          April 2000

 Paul N. Horne                 45     Sr. Vice President, Cotton Cellulose                        January 2001

 Kristopher J. Matula          39     Sr. Vice President, Nonwovens                               January 2001


----------------------------------

ROBERT CANNON

Chairman of the Board, Chief Executive Officer and Director

Mr. Cannon has served as Chairman of the Board and Chief Executive Officer since March 1993, the same year in which he became a director. Before assuming his current position, he served as Dean of the College of Management, Policy and International Affairs at the Georgia Institute of Technology from 1991 through 1992, and Senior Vice President of Procter & Gamble from 1989 to 1991. He was Group Vice President - Industrial Products of Procter & Gamble, which included the operations of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1981 to 1989. He was President of the subsidiary from 1971 to 1981.

DAVID FERRARO

President, Chief Operating Officer and Director

Mr. Ferraro has served as President and Chief Operating Officer since March 1993, the same year in which he first became a director. He was Manager of Strategic Planning of The Procter & Gamble Company from 1991 through 1992. He served as President of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1989 through 1991, as its Executive Vice President and Manager of Commercial Operations from 1987 through 1989, and as its Comptroller from 1973 through 1986.

GAYLE POWELSON

Senior Vice President, Chief Financial Officer

Ms. Powelson has served as Senior Vice President, Chief Financial Officer since October 2000. She served as Senior Vice President, Finance and Accounting, from April 2000 to October 2000, Vice President Finance and Accounting from April 1999 to April 2000 and as International Operations Controller from February 1998 to April 1999. Prior to joining the Company she served as Vice President and Controller of TruGreen-ChemLawn, L.P. and as Chief Financial Officer and Vice President of ACI America Holdings Inc., a subsidiary of BTR Nylex Ltd.

CHARLES AIKEN

Senior Vice President, Nonwovens Manufacturing

Mr. Aiken has served as Senior Vice President, Nonwovens Manufacturing since April 2000. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He was an employee of Procter & Gamble from 1977 to March 1993.

JOHN CROWE

Senior Vice President, Wood Cellulose

Mr. Crowe has served as Senior Vice President, Wood Cellulose since January 2001. He has served as Vice President, Wood Cellulose Manufacturing from December 1997 to January 2001. Prior to joining the Company, he served as Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and as Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company. From 1979 to 1992, he was an employee of Procter & Gamble.

SHEILA JORDAN CUNNINGHAM

Senior Vice President, General Counsel and Secretary

Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000. She served as Vice President, General Counsel and Secretary from April 1998 to April 2000. She served as Assistant General Counsel from March 1997 and as Secretary from July 1997 to April 1998. Prior to joining the Company, she was a partner in the law firm of Baker, Donelson, Bearman & Caldwell from 1988 to March 1997.

GEORGE ELLIS

Senior Vice President, Cotton Cellulose

Mr. Ellis has served as Senior Vice President, Cotton Cellulose since January 2001. Mr. Ellis served as Senior Vice President, Manufacturing-Specialty Cellulose from July 1997 to January 2001 and as Vice President, Manufacturing from March 1993 to July 1997. He was an employee of Procter & Gamble from 1960 to March 1993.

E. ALLEN EPPINGER

Senior Vice President, Nonwovens Manufacturing

Mr. Eppinger has served as Senior Vice President, Nonwovens Manufacturing since January 2001, Senior Vice President, Manufacturing-Absorbent Products from July 1997 to January 2001 and as Vice President, Special Projects from June 1995 to July 1997. He was an employee of Procter & Gamble from 1960 to March 1993.

WILLIAM HANDEL

Senior Vice President, Human Resources

Mr. Handel has served as Senior Vice President, Human Resources since April 2000. He served as Vice President, Human Resources from November 1995 to April 2000 and as Human Resources Manager from March 1993 to November 1995. He was an employee of Procter & Gamble from 1974 to March 1993.

PAUL HORNE

Senior Vice President, Cotton Cellulose

Mr. Horne has served as Senior Vice President, Cotton Cellulose since January 2001. He served as Senior Vice President, Commercial - Specialty Cellulose from July 1997 to January 2001 and as Vice President, North and South American Sales from October 1995 to July 1997. He was an employee of Procter & Gamble from 1982 to March 1993.

KRISTOPHER MATULA

Senior Vice President, Nonwovens

Mr. Matula has served as Senior Vice President, Nonwovens since January 2001. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

Additional information relating to Directors and Executive Officers is incorporated herein by reference to pages 4 - 7 of the Company's 2001 Annual Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to this item is set forth on pages 11 - 13 of the Company's 2001 Annual Proxy Statement and is incorporated herein by reference, but does not include the "Report of the Compensation Committee on Executive Compensation" on pages 14 and 15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to this item is set forth under the caption "Buckeye Stock Ownership" on pages 9 and 10 in the Company's 2001 Annual Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item is set forth under the caption "Certain Transactions" on page 17 in the Company's 2001 Annual Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

                  - The following report of independent auditors and financial statements are incorporated by reference in
                           Part II, Item 8:

                           - Consolidated Statements of Income -- For the years ended June 30, 2001, 2000 and 1999

                           -        Consolidated Balance Sheets -- June 30, 2001
                                    and 2000

                           - Consolidated Statements of Stockholders' Equity -- For the years ended June 30, 2001, 2000 and 1999

                           - Consolidated Statements of Cash Flows-- For the years ended June 30, 2001, 2000 and 1999

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

         (3)      Listing of Exhibits

                  3.1      Second Amended and Restated Certificate of
                           Incorporation (5)

                  3.1(a) Articles of Amendment to the Second Amended and Restated Certificate of Incorporation of Registrant
                           (6)

                  3.2      Amended and Restated By-laws of the Registrant.(10)

                  4.1 Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated November 28, 1995(1)

                  4.2 Indenture for 9 1/4 Senior Subordinated Notes due 2008, dated July 2, 1996 (2)

                  4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998(6)

                  10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant(7)

                  10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.

                  10.3     Form of Management Stock Option Subscription
                           Agreement(7)

                  10.4     Form of Stock Option Subscription Agreement(7)

                  10.5 Amended and Restated Formula Plan for Non-Employee Directors(3)

                  10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995.(8)

                  10.7 Asset Purchase Agreement, dated October 1, 1999, between Buckeye Technologies Inc., BKI Holdings Corporation, Buckeye Mt. Holly LLC, Buckeye Finland Oy, BKI International Inc. and UPM-Kymmene Corporation, Walkisoft Finland Oy, Walkisoft USA, Inc., Walkisoft Denmark A/S(9)

                  10.8 German Purchase Agreement between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH, Walkisoft GmbH and UPM-Kymmene Ojy(9)

                  10.9 Credit Agreement dated April 16, 2001 among the Registrant, Fleet National Bank; Toronto Dominion (Texas), Inc.; Bank of America, N. A.; First Union National Bank; and the other lenders party thereto.
                           (4)

                  10.10    Amendment to the Credit Agreement dated September 7,
                           2001.

                  10.11 Amendment of German Purchase Agreement Between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH AND Walkisoft GmbH, UPM-Kymmene Ojy dated September 20, 2001.

                  12.1     Computation of Interest Coverage Ratio.

                  13.1     Buckeye Technologies Inc. 2001 Annual Report.

                  18.1     Preferability letter of Ernst & Young dated August 3,
                           2001.

                  21.1     Subsidiaries of the Registrant.

                  23.1     Consent of Ernst & Young LLP.

----------

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

         (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2000.

         (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2001.

         (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.

         (6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.

         (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1998.

         (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.

         (9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 13, 1999.

         (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SCHEDULE  II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                                   Column B    Column C    Column D   Column E
                                 -----------------------------------------------
                                              Additions
                                              ---------
                                   Balance     Charged                  Balance
                                      at         to                       at
                                  Beginning     Costs        (a)         End
                                      of         and      Deductions-     of
      Description                   Period    Expenses    -Describe     Period
-------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts     $1,219     $1,032      $(1,267)     $  984
                                    ======     ======      =======      ======
YEAR ENDED JUNE 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts     $1,042     $  177      $    --      $1,219
                                    ======     ======      =======      ======
YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts     $1,174     $    9      $  (141)     $1,042
                                    ======     ======      =======      ======


-------------------------------

(a)    Uncollectible accounts written off, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By: /S/ ROBERT E. CANNON
    ----------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 24, 2001



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /S/ ROBERT E. CANNON
    ----------------------------------------------------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 24, 2001



By: /S/ DAVID B. FERRARO
    ----------------------------------------------------------------------------
David B. Ferraro, Director, President and Chief Operating Officer
Date: September 24, 2001



By: /S/ SAMUEL M. MENCOFF
    ----------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 24, 2001



By: /S/ HENRY F. FRIGON
    ----------------------------------------------------------------------------
Henry F. Frigon, Director
Date: September 24, 2001



By: /S/ GAYLE L. POWELSON
    ----------------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer
Date: September 24, 2001