Form 10-Q
period 2001-09-30
BUCKEYE TECHNOLOGIES INC
filed 2001-10-31
CIK 899597

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


                For the quarterly period ended September 30, 2001

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of October 30, 2001, there were outstanding 34,673,900 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION
       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements of Income for the Quarter  Ended  September 30, 2001 and
                   2000...................................................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001............        4
              Condensed  Consolidated  Statements of Cash Flows for the Quarter  Ended  September 30, 2001
                   and 2000...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

                                              PART II - OTHER INFORMATION
       6.     Exhibits and Reports on Form 8-K............................................................       10

                                                       SIGNATURES                                                11


                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                                     Quarter Ended
                                                                                      September 30
                                                                          -------------------------------------
                                                                                    2001             2000
                                                                          -------------------------------------

Net sales............................................                            $155,157             $188,604
Cost of goods sold                                                                135,112              140,306
                                                                          ----------------       -------------
Gross margin.........................................                              20,045               48,298

Selling, research and administrative expenses........                               8,621               13,408
                                                                          ----------------       -------------
Operating income.....................................                              11,424               34,890

Net interest expense and amortization of debt costs..                              10,830               11,265
Other                                                                                 576                  159
                                                                          ----------------       -------------

Income before income taxes and cumulative
   effect of change in accounting....................                                  18               23,466
Income taxes.........................................                                   6                7,930
                                                                          ----------------       -------------

Income before cumulative effect of change
   in accounting.....................................                                  12               15,536
Cumulative effect of change in accounting
   (net of tax of $1,286)............................                                   -                3,249
                                                                          ----------------       -------------
Net Income...........................................                               $  12             $ 18,785
                                                                          ================       =============

Earnings per share before cumulative effect of
   change in accounting
         Basic earnings per share....................                              $ 0.00               $ 0.45
         Diluted earnings per share..................                              $ 0.00               $ 0.43

Cumulative effect of change in accounting
          Basic earnings per share...................                                $  -               $ 0.09
          Diluted earnings per share.................                                $  -               $ 0.09

Earnings per share
           Basic earnings per share..................                               $0.00               $ 0.54
           Diluted earnings per share................                               $0.00               $ 0.52

Weighted average shares for basic earnings per share                               34,443               34,796
Effect of dilutive stock options                                                      357                1,470
                                                                          ----------------       -------------
Adjusted weighted average shares for diluted earnings per share                    34,800               36,266
                                                                          ================       =============


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                    September 30           June 30
                                                                         2001                2001
                                                                   ------------------------------------

Assets
Current assets:
      Cash and cash equivalents................                         $   3,294           $   6,912
      Accounts receivable-net..................                           104,479             104,589
      Inventories..............................                           150,763             136,780
      Deferred income taxes and other..........                            14,878              16,288
                                                                   ------------------------------------
                    Total current assets                                  273,414             264,569
Property, plant and equipment..................                           883,501             860,980
Less accumulated depreciation..................                          (242,641)           (231,429)
                                                                   ------------------------------------
                                                                          640,860             629,551
Goodwill, net..................................                           128,670             131,688
Intellectual property and other, net                                       50,035              45,150
                                                                   ------------------------------------
                   Total assets................                        $1,092,979          $1,070,958
                                                                   ====================================

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable..........................                         $ 29,982             $46,625
      Accrued expenses..........................                           57,405              51,457
      Current portion of long-term debt.........                           22,000              21,895
                                                                   ------------------------------------
                  Total current liabilities                               109,387             119,977

      Long-term debt.............................                         658,873             632,784
      Accrued postretirement benefit obligation..                          19,339              18,923
      Deferred income taxes......................                          67,663              65,781
      Other liabilities..........................                             443               3,471
Stockholders' equity.............................                         237,274             230,022
                                                                   ------------------------------------
      Total liabilities and stockholders' equity.                      $1,092,979          $1,070,958
                                                                   =====================================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Quarter Ended
                                                                                        September 30
                                                                           ----------------------------------
                                                                                2001                2000
                                                                           ----------------------------------
Operating activities
Net income........................................................             $     12            $18,785
Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                    -             (3,249)
       Depreciation...............................................               10,682             10,892
       Amortization...............................................                  961              1,863
       Deferred income taxes and other............................                1,825              2,074
       Changes in operating assets and liabilities:
           Accounts receivable....................................                1,755              7,513
           Inventories............................................              (11,978)            (4,380)
           Other assets...........................................                 (591)                75
           Accounts payable and other current liabilities.........               (9,801)           (17,607)
                                                                           ----------------------------------
Net cash (used in)  provided by operating activities..............               (7,135)            15,966

Investing activities
Purchases of property, plant and equipment........................              (16,791)           (33,021)
Acquisition of business...........................................                    -            (35,175)
                                                                           ----------------------------------
Net cash used in investing activities.............................              (16,791)           (68,196)

Financing activities
Proceeds from exercise of stock options...........................                3,605              2,484
Net borrowings under revolving line of credit.....................               17,522             73,956
Principal payments on long term debt..............................                    -            (22,000)
Payments for debt issuance costs..................................                 (791)                 -
                                                                           ----------------------------------
Net cash provided by financing activities.........................               20,336             54,440
Effect of foreign currency rate fluctuations on cash..............                  (28)            (1,103)
                                                                           ----------------------------------
Increase (decrease) in cash and cash equivalents..................               (3,618)             1,107
Cash and cash equivalents at beginning of period..................                6,912             12,257
                                                                           ----------------------------------
Cash and cash equivalents at end of period........................             $  3,294           $ 13,364
                                                                           ==================================


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE B --- BUSINESS COMBINATIONS

On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Americana), located in Americana, Brazil for $36,588, including acquisition costs. The acquisition was funded using borrowings from the Company's bank credit facility. The acquisition was accounted for using the purchase method of accounting. In May 2001, production at Americana was suspended and capital improvements are being made to allow sales to market customers.

The consolidated operating results of Americana have been included in the consolidated statements of income from the date of acquisition. The following unaudited pro forma results of operations assume that the acquisition occurred at the beginning of the periods presented.

    Pro forma results of operations                Quarter Ended September 30
                                                    2001                 2000
                                                --------------------------------
    Net sales                                       $155,157           $189,234
    Net income                                            12             18,743
                                                --------------------------------
    Basic earnings per share                      $     0.00        $      0.54
    Diluted earnings per share                    $     0.00        $      0.52
                                                --------------------------------

The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C --  INVENTORIES

     The components of inventory consist of the following:

                                               September 30         June 30
                                                   2001               2001
                                              ---------------------------------
                                                        (In thousands)
        Raw materials........................   $39,397             $39,008
        Finished goods.......................    89,185              77,111
        Storeroom and other supplies.........    22,181              20,661
                                              ---------------------------------
                                               $150,763            $136,780
                                              =================================


NOTE D -- COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

                                                               Quarter Ended
                                                               September 30
                                                            2001         2000
                                                          ----------------------
                                                             (In thousands)
     Net income.....................................        $ 12        $18,785
     Foreign currency translation adjustments - net.       3,451        (14,474)
                                                          ----------------------
     Comprehensive income...........................      $3,463        $ 4,311
                                                          ======================

The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro, the Brazilian real and the Canadian dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended September 30, 2001 were $155.2 million compared to $188.6 million for the same period in 2000, a decrease of $33.4 million or 17.7%. Operating income for the quarter ended September 30, 2001 was $11.4 million compared to $34.9 million for the same period in 2000, a decrease of $23.5 million or 67.3%. The decrease in net sales was primarily due to lower shipment volumes and lower sales prices on fluff pulp. The decrease in both shipment volume and sales prices reflects the impact of the contractual changes in the Fluff Pulp Supply Agreement with The Procter & Gamble Company. The decrease in operating income, due mainly to the lower sales volumes and prices on fluff pulp, was partially offset by a reduction of $4.8 million in sales, research and administrative expenses.

     Net interest expense and amortization of debt costs for the quarter ended September 30, 2001 were $10.8 million compared to $11.3 million for the same period in 2000, a decrease of $0.5 million. The decrease was due primarily to lower interest rates, the capitalization of $1.7 million of interest on large construction projects and the interest rate swap agreement that the Company entered into on May 7, 2001 which offset higher average debt levels.

     Other expenses for the quarter ended September 30, 2001 were $0.6 million compared to $0.2 million for the quarter ended September 30, 2000. The increase was due to increased losses from foreign currency transactions offsetting the cessation of amortization of goodwill and the gain of $0.6 million on the insurance settlement related to the fire at the Lumberton, North Carolina plant.

Financial Condition

     Cash Flow

         Cash used in operating activities for the quarter ended September 30, 2001 was $7.1 million. Cash provided by operating activities for the quarter ended September 30, 2000 was $16.0 million. The decrease of $23.1 million of cash generated from operating activities was due primarily to lower earnings and increases in wood pulp finished goods inventory. Additional borrowings from the credit facility, along with proceeds of $3.6 million from the exercise of stock options were used to fund the increased working capital requirements and capital expenditures to modernize and upgrade production equipment and facilities.

     Liquidity and Capital Resources

         The Company amended its Credit Facility on September 7, 2001 to modify the financial convenants for the period September 30, 2001 through September 30, 2002 and to place restrictions on certain expenditures, including the repurchase of treasury shares, and other new indebtedness at any time that total leverage exceeds 3.5x EBITDA. Interest rates were amended to range from LIBOR plus 0.75% to LIBOR plus 3.25%, or the agent's prime rate plus 1.75%. At September 30, 2001, the Company had unused borrowing availability of approximately $30.6 million on its bank credit facility.

         UPM-Kymmene and the Company entered into an agreement dated September 20, 2001 to extend the due date of the $22.0 million promissory note from October 1, 2001 to no later than December 31, 2001. For the period October 1, 2001 through the date of payment, the Company will pay UPM-Kymmene interest at a rate of 9% on the $22.0 million promissory note.

       On September 21, 2001, the Company entered into a revolving credit facility with The Toronto Dominion Bank in Canada providing for borrowings up to approximately $12.7 million, of which the entire amount was outstanding at September 30, 2001. The credit facility matures on September 30, 2003. The interest rate applicable to borrowings under the credit facility is the agent's prime rate plus 0.25% to prime plus 1.25% or Bankers' Acceptances (BA) ranging from BA plus 1.75% to BA plus 2.75%. The credit facility is secured by substantially all the assets of the Company in Canada.

       On October 16, 2001, the Company amended its U.S. credit facility dated as of April 16, 2001. The amendment requires the Company to provide the lenders with a perfected security interest in the Company's real and personal property at its plant in Gaston, North Carolina on or before the earlier of fourteen days after the closing of a receivable securitization or December 31, 2001.

       The Company is in the process of negotiating other arrangements to increase credit availability. The Company believes that its cash flow from operations, borrowings available under its bank credit facility and borrowings under the new credit facilities being arranged will be sufficient to fund capital expenditures (expected to total $50.0 million for this fiscal year), meet operating expenses and service all debt requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibit 10.1
         -    Amendment No. 2 to the Credit Agreement dated October 16, 2001.

2.       Reports on Form 8-K
         During the quarter ended September 30, 2001, the following reports were filed on Form 8-K:
         - Report dated July 11, 2001, announcing the conference call regarding operating results for the fiscal year ended June 30, 2001.
         - Report dated September 26, 2001 announcing new credit arrangements; announcing an anticipated decrease in July-September earnings; and announcing the conference call regarding operating results for the first quarter ended September 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.



By: /S/ DAVID B. FERRARO
    --------------------------------------
David B. Ferraro, President and Chief Operating Officer

Date: October 31, 2001
     -----------------------




By:  /S/ GAYLE L. POWELSON
     -------------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer

Date: October 31, 2001
     ----------------------