Form 10-Q
period 2001-12-31
BUCKEYE TECHNOLOGIES INC
filed 2002-02-13
CIK 899597

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


                For the quarterly period ended December 31, 2001

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of February 8, 2002, there were outstanding 34,763,900 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION


       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements  of Earnings for the Quarter  Ended  December 31, 2001 and
                   2000; Six Months Ended December 31, 2001 and 2000......................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001.............        4
              Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended December 31, 2001
                   and 2000...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

                                              PART II - OTHER INFORMATION
       3.     Submission of Matters to a Vote of Security Holders.........................................       12
       4.     Exhibits and Reports on Form 8-K............................................................       12

                                                       SIGNATURES                                                13



                         PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Quarter Ended                 Six Months Ended
                                                                     December 31                     December 31
                                                             ----------------------------    ----------------------------
                                                                   2001          2000            2001          2000
                                                             ----------------------------    ----------------------------

Net sales..............................................          $155,708       $186,001        $310,865      $374,605
Cost of goods sold.....................................           136,772        142,629         271,884       282,935
                                                             ----------------------------    ----------------------------
Gross margin...........................................            18,936         43,372          38,981        91,670
Selling, research and administrative expenses..........             8,480         12,427          17,101        25,835
                                                             ----------------------------    ----------------------------

Operating income.......................................            10,456         30,945          21,880        65,835

Net interest expense and amortization of debt costs....            12,550         11,294          23,380        22,559
Other (income) expense.................................               (55)           401             521           560
                                                             ----------------------------    ----------------------------
Income (loss) before income taxes and
      cumulative effect of change in accounting........           (2,039)         19,250          (2,021)       42,716
Income taxes...........................................           (1,191)          5,932          (1,185)       13,862
                                                             ----------------------------    ----------------------------
Income (loss) before cumulative effect of
       change in accounting............................             (848)         13,318            (836)       28,854
Cumulative effect of change in accounting
        (net of tax of $1,268).........................                -               -               -         3,249
                                                             ----------------------------    ----------------------------
Net income (loss)......................................           $ (848)       $ 13,318          $ (836)      $32,103
                                                             ============================    ============================

Earnings per share before cumulative effect of
        change in accounting
             Basic earnings per share..................           $(0.02)         $ 0.38          $(0.02)       $ 0.83
             Diluted earnings per share................           $(0.02)         $ 0.38          $(0.02)       $ 0.81

Cumulative effect of change in accounting
             Basic earnings per share..................             $   -           $  -           $   -        $ 0.09
             Diluted earnings per share................             $   -           $  -           $   -        $ 0.09

Earnings per share
            Basic earnings per share...................           $(0.02)         $ 0.38         $ (0.02)       $ 0.92
            Diluted earnings per share.................           $(0.02)         $ 0.38         $ (0.02)       $ 0.90

Weighted average shares for basic earnings per share...            34,674         34,755          34,558        34,776
Effect of dilutive stock options.......................                 -            702               -         1,085
                                                             ----------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................            34,674         35,457          34,558        35,861
                                                             ============================    ============================
                             See accompanying notes.
                                       -3-

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                           December 31                 June 30
                                                                              2001                       2001
                                                                         ----------------          -----------------
Assets
Current assets:
     Cash and cash equivalents....................................            $  6,526                  $   6,912
     Cash, restricted.............................................               3,375                          -
     Accounts receivable - net....................................              97,104                    104,589
     Inventories..................................................             158,758                    136,780
     Deferred income taxes and other..............................              14,716                     16,288
                                                                         ----------------          -----------------
              Total current assets................................             280,479                    264,569

Property, plant and equipment.....................................             885,834                    860,980
Less accumulated depreciation.....................................            (252,110)                  (231,429)
                                                                         ----------------          -----------------
                                                                               633,724                    629,551
Goodwill, net.....................................................             129,231                    131,688
Intellectual property and other, net..............................              45,133                     45,150
                                                                         ----------------          -----------------
              Total assets........................................          $1,088,567                 $1,070,958
                                                                         ================          =================

Liabilities and stockholders' equity Current liabilities:
     Accounts payable.............................................            $ 32,562                   $ 46,625
     Accrued expenses.............................................              51,651                     51,457
     Current portion of long-term debt............................              22,793                     21,895
                                                                         ----------------          -----------------
              Total current liabilities...........................             107,006                    119,977

     Long-term debt...............................................             658,483                    632,784
     Accrued postretirement benefit obligation....................              19,619                     18,923
     Deferred income taxes........................................              67,605                     65,781
     Other liabilities............................................               3,850                      3,471
Stockholders' equity..............................................             232,004                    230,022
                                                                         ----------------          -----------------
                   Total liabilities and stockholders' equity.....          $1,088,567                 $1,070,958
                                                                         ================          =================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                        December 31
                                                                         -------------------------------------------
                                                                              2001                       2000
                                                                         ----------------          -----------------
Operating activities
Net income........................................................              $ (836)                   $32,103
Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                   -                     (3,249)
       Depreciation...............................................              22,015                     21,649
       Amortization ..............................................               2,053                      3,759
       Deferred income taxes and other............................               2,595                      1,883
       Changes in operating assets and liabilities:
           Accounts receivable....................................               6,199                      4,801
           Inventories............................................             (21,301)                   (16,288)
           Other assets...........................................                (884)                       350
           Accounts payable and other current liabilities.........              (9,420)                   (22,222)
                                                                         ----------------          -----------------
Net cash provided by operating activities.........................                 421                     22,786

Investing activities
Purchases of property, plant and equipment........................             (24,752)                   (68,094)
Acquisition of business...........................................                   -                    (36,388)
Other.............................................................                (635)                         -
                                                                         ----------------          -----------------
Net cash used in investing activities.............................             (25,387)                  (104,482)

Financing activities
Purchase of treasury shares.......................................                   -                     (6,052)
Proceeds from exercise of stock options...........................               3,605                      2,558
Net borrowings under revolving lines of credit....................              41,033                    102,728
Principal payments on long term debt..............................             (22,208)                   (20,000)
Other.............................................................               2,433                          -
                                                                         ----------------          -----------------
Net cash provided by financing activities.........................              24,863                     79,234
Effect of foreign currency rate fluctuations on cash..............                (283)                    (1,142)
                                                                         ----------------          -----------------
Decrease in cash and cash equivalents.............................                (386)                    (3,604)
Cash and cash equivalents at beginning of period..................               6,912                     12,257
                                                                         ----------------          -----------------
Cash and cash equivalents at end of period........................              $6,526                    $ 8,653
                                                                         ================          =================

                             See accompanying notes.

NOTE A-- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE B - BUSINESS COMBINATION


         On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Americana), located in Americana, Brazil for $36,588, including acquisition costs. The acquisition was funded using borrowings from the Company's revolving credit facility. The acquisition was accounted for using the purchase method of accounting. In May 2001, production at Americana was suspended and capital improvements are planned to allow sales to market customers.

         The operating results of Americana have been included in the consolidated statements of income from the date of acquisition. The following unaudited pro forma results of operations assume that the acquisition occurred at the beginning of the periods presented.


     Pro forma results of operations          Six Months Ended December 31
                                                   2001         2000
                                          -------------------------------

     Net sales                                   $310,865     $375,235
     Net income (loss)                               (836)      32,061
                                          -------------------------------
     Basic earnings per share                     $ (0.02)     $  0.92
     Diluted earnings per share                   $ (0.02)     $  0.89
                                          -------------------------------

The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE C-- RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company adopted SFAS 142 on July 1, 2001 and discontinued the amortization of goodwill. Under the guidelines of SFAS 142, the Company completed step one of the goodwill impairment test. The results of the test indicate an impairment of approximately $11,000 in the goodwill of the Company's converting business, which was purchased as part of the Merfin acquisition in 1997. The Company anticipates completing step two of the analysis in the third quarter and recording a cumulative effect of a change in accounting policy adjustment. There will not be any tax benefit recorded as a result of this reduction in carrying value of goodwill.

NOTE D-- INVENTORIES
         The components of inventory consist of the following:

                                               December 31          June 30
                                                  2001               2001
                                            ------------------------------------
                                                       (In thousands)
   Raw materials.......................          $38,716           $ 39,008
   Finished goods......................           97,618             77,111
   Storeroom and other supplies........           22,424             20,661
                                               ---------------------------------
                                                 $158,758           $136,780
                                               =================================


NOTE E -- DEBT


         On December 5, 2001, the Company entered into a receivables based credit facility with a commercial bank providing for borrowings up to $30,000, of which $25,636 was outstanding at December 31, 2001. In accordance with the terms of the agreement, $3,375 of the loan proceeds are held as restricted cash. The credit facility matures on December 5, 2002. The interest rate applicable to borrowings under the credit facility is one-week LIBOR plus 0.95%. The credit facility is secured by certain insured receivables of the Company. At December 31, 2001, the Company had total unused borrowing availability of approximately $33,300 on its revolving credit facility and its receivables based credit facility.

                         NOTE F -- COMPREHENSIVE INCOME
         The components of comprehensive income consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       --------------------------------------------------------------
                                                           2001           2000               2001          2000
                                                       -------------- -----------------------------------------------
                                                              (In thousands)                   (In thousands)
Net income (loss)....................................    $ (848)      $13,318               $ (836)         $32,103
Foreign currency translation adjustments - net..         (4,373)        6,304                 (922)          (8,170)
                                                       -----------------------------     ----------------------------
Comprehensive income (loss)..........................   $(5,221)      $19,622              $(1,758)         $23,933
                                                       =============================     ============================


The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro, the Brazilian real and the Canadian dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the quarter ended December 31, 2001 were $155.7 million compared to $186.0 million for the same period in the prior fiscal year, a decrease of $30.3 million or 16.3%. The decrease in net sales was primarily due to lower shipment volumes in cotton cellulose and lower sales prices on fluff pulp. Net sales for the six-month period ended December 31, 2001 were $310.9 million compared to $374.6 million for the same period in the prior fiscal year, a decrease of $63.7 million or 17.0%. The decrease in net sales was primarily due to lower sales prices on fluff pulp and lower shipment volumes of fluff pulp and cotton cellulose. The decrease in shipment volumes of fluff pulp reflects the impact of the contractual change in the Fluff Pulp Supply Agreement with The Procter & Gamble Company.

         Operating income for the quarter ended December 31, 2001 was $10.5 million compared to $30.9 million for the same period in the prior fiscal year, a decrease of $20.4 million or 66.0%. Operating income for the six months ended December 31, 2001 was $21.9 million compared to $65.8 million for the same period in the prior fiscal year, a decrease of $43.9 million or 66.7%. Operating income decreased mainly due to the lower sales prices and sales volume of fluff pulp combined with lower cotton cellulose volume and increased cost of cotton raw materials. The decrease was partially offset by decreases in sales, research and administrative expenses of $3.9 million and $8.7 million, respectively, for the quarter ended December 31, 2001 and the six months ended December 31, 2001.

         Net interest expense and amortization of debt costs were $12.6 million for the quarter ended December 31, 2001 compared to $11.3 million for the quarter ended December 31, 2000. The increase was primarily due to higher debt levels and lower capitalized interest, offset by lower interest rates and the interest rate swap agreement that the Company entered into on May 7, 2001. Net interest expense and amortization of debt costs were $23.4 million for the six months ended December 31, 2001 compared to $22.6 million for the same period of the prior fiscal year. The increase was primarily due to higher debt levels offset by lower interest rates and the interest rate swap agreement.

         The Company's effective tax benefit rate of 58.4% for the quarter ended December 31, 2001 is higher than the effective tax rate of 30.8% for the quarter ended December 31, 2000 primarily due to a one-time reduction in deferred income taxes of approximately $0.6 million due to legislation reducing the British Columbia, Canadian provincial corporate income tax rate.

Financial Condition

     Cash Flow

          On December 5, the Company obtained additional financing of $30.0 million through a receivables based credit facility. Borrowings under this new credit facility were $25.6 million at December 31, 2001. The funds provided from operations, along with the additional borrowings under the Company's credit facilities, were used to fund the increased working capital requirements, fund the capital expenditures to modernize and upgrade production equipment and facilities and to make the $22.0 million note payment to UPM-Kymmene for the purchase of Walkisoft.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


Liquidity and Capital Resources

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. At December 31, 2001, the Company had total unused borrowing availability of $33.3 million from its revolving credit facility and its receivables based credit facility. The Company's revolving credit facility and senior subordinated notes contain various covenants. At December 31, 2001, the Company was in compliance with such covenants.

         Revolving Credit Facility. Due to difficult economic conditions, the Company believes it will not be in compliance with some of the existing financial covenants under its revolving credit facility as of March 31, 2002. The Company is presently engaged in negotiations with its lenders to amend the financial covenants and other terms of the facility in order to provide greater financial flexibility and to avoid an event of default. The Company believes that it will be successful in these negotiations and will remain in compliance with the financial covenants under this facility.


         Receivables Based Credit Facility. On December 5, 2001, the Company entered into a receivables based credit facility with a commercial bank providing for borrowings up to $30.0 million, of which $25.6 million was outstanding at December 31, 2001. In accordance with the terms of the agreement, $3.4 million of the loan proceeds must be held as restricted cash. The credit facility matures on December 5, 2002 and may be extended for an additional year at the lender's discretion. The interest rate applicable to borrowings under this facility is one-week LIBOR plus 0.95%, and the facility is secured by certain insured receivables of the Company.


         Senior Subordinated Notes. The indentures governing the Company's subordinated notes specify that if the Company's fixed charge coverage ratio (as defined in those indentures) falls below 2:1, then the Company's debt is limited to "Permitted Indebtedness" (also as defined in those indentures), until the ratio again equals or exceeds 2:1. If operating earnings do not improve from the level achieved during the first six months of the fiscal year, this ratio, which is measured on a rolling four-quarter basis, will fall below 2:1 by June 30, 2002. Since the Company has utilized substantially all of the Permitted Indebtedness allowed under the indentures maturing in 2005 and 2008, the effect of falling below this ratio would be to prevent the Company from incurring any additional debt until the ratio is again equal to or greater than 2:1. Additionally, if the ratio were less than 2:1, the Company's availability under its receivables based credit facility would be capped at $25.0 million instead of $30.0 million, until the ratio is again equal to or greater than 2:1. The Company would not be required to repay any of its outstanding debt, and falling below the 2:1 ratio would not create an event of default under the revolving credit facility, the receivables based credit facility nor the senior subordinated notes.

         While there can be no assurances, even if the Company's fixed charge coverage ratio falls below 2:1, resulting in a $5.0 million decrease in credit availability under its receivables based credit facility, the Company believes that its cash flow from operations along with borrowings under its credit facilities will be sufficient to fund capital expenditures (expected to total $40.0 million for this fiscal year), meet operating expenses and service all debt requirements for the foreseeable future.

Recently Issued Accounting Standards

         Effective July 1, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company has completed step one of the goodwill impairment test. The results of the test indicate an impairment of approximately $11 million in the goodwill of the Company's converting business, which was purchased as part of the Merfin acquisition in 1997. The Company anticipates completing step two of the analysis in the third quarter and recording a cumulative effect of a change in accounting policy adjustment. There will not be any tax benefit recorded as a result of this reduction in carrying value of goodwill.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 1, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, Henry F. Frigon, Samuel M. Mencoff and Robert
E. Cannon were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Frigon, 32,580,168 votes were cast in favor and 741,805 votes were withheld. For Mr. Mencoff, 32,583,256 votes were cast in favor and 738,717 were withheld. For Mr. Cannon, 30,595,601 votes were cast in favor and 2,726,372 were withheld.

         Following the election, the Company's Board of Directors consisted of Red Cavaney, R. Howard Cannon, Robert E. Cannon, David B. Ferraro, Henry F. Frigon, Samuel M. Mencoff, and George W. Bryan.

         The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors. 33,185,640 votes were cast in favor of the ratification, 104,106 were cast against and 32,227 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibit 10.1
         - Credit and Security Agreement dated December 5, 2001, by and among Wachovia Bank, N.A. and Buckeye Receivables Inc.

2.       Reports on Form 8-K
         - Report dated December 21, 2001 announcing the conference call regarding operating results for the second quarter ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By: /S/ DAVID B. FERRARO
    ---------------------------------------------------
David B. Ferraro, President and Chief Operating Officer

Date: February 12, 2002
     -------------------------


By:  /S/ GAYLE L. POWELSON
     ------------------------------------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer

Date: February 12, 2002
     -------------------------