Form 10-Q
period 2002-03-31
BUCKEYE TECHNOLOGIES INC
filed 2002-05-14
CIK 899597

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


                  For the quarterly period ended March 31, 2002

--------------------------------------------------------------------------------

                        Commission file number: 33-60032


                            Buckeye Technologies Inc.
                  incorporated pursuant to the Laws of Delaware

--------------------------------------------------------------------------------


        Internal Revenue Service-- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                  901-320-8100

--------------------------------------------------------------------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of May 10, 2002, there were outstanding 34,798,900 Common Shares of the Registrant.


================================================================================

                                      INDEX
                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

       1.     Financial Statements (Unaudited):
              Condensed  Consolidated  Statements of  Operations  for the Quarter Ended March 31, 2002 and
                   2001; Nine Months Ended March 31, 2002 and 2001........................................        3
              Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001................        4
              Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended March 31, 2002
                   and 2001...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

                           PART II - OTHER INFORMATION
       6.     Exhibits and Reports on Form 8-K............................................................       13

                                                       SIGNATURES                                                14



                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Quarter Ended                 Nine Months Ended
                                                                      March 31                        March 31
                                                             ----------------------------    ----------------------------
                                                                   2002          2001            2002          2001
                                                             ----------------------------    ----------------------------
Net sales..............................................          $164,225       $181,933        $475,090      $556,538
Cost of goods sold.....................................           146,279        144,259         418,163       427,194
                                                             ----------------------------    ----------------------------
Gross margin...........................................            17,946         37,674          56,927       129,344
Selling, research and administrative expenses..........             9,551         10,332          26,652        36,167
Restructuring costs....................................               965              -             965             -
                                                             ----------------------------    ----------------------------

Operating income.......................................             7,430         27,342          29,310        93,177

Net interest expense and amortization of debt costs....            12,261         11,677          35,641        34,236
Other expense..........................................               682          1,492           1,203         2,052
                                                             ----------------------------    ----------------------------
Income (loss) before income taxes and
      cumulative effect of change in accounting........           (5,513)         14,173          (7,534)       56,889
Income taxes...........................................           (1,344)          4,883          (2,529)       18,745
                                                             ----------------------------    ----------------------------
Income (loss) before cumulative effect of
       change in accounting............................           (4,169)          9,290          (5,005)       38,144
Cumulative effect of change in accounting
        (net of tax of $0 and of $1,286, respectively).                -               -         (11,500)        3,249
                                                             ----------------------------    ----------------------------
Net income (loss)......................................         $ (4,169)        $ 9,290       $ (16,505)      $41,393
                                                             ============================    ============================

Earnings (loss) per share before cumulative effect of
        change in accounting
             Basic earnings (loss) per share...........           $(0.12)         $ 0.27          $(0.14)       $ 1.10
             Diluted earnings (loss) per share.........           $(0.12)         $ 0.27          $(0.14)       $ 1.07

Cumulative effect of change in accounting
             Basic earnings (loss) per share...........             $   -           $  -          $(0.33)       $ 0.09
             Diluted earnings (loss) per share.........             $   -           $  -          $(0.33)       $ 0.09

Earnings (loss) per share
            Basic earnings (loss) per share............           $(0.12)         $ 0.27         $ (0.48)       $ 1.19
            Diluted earnings (loss) per share..........           $(0.12)         $ 0.27         $ (0.48)       $ 1.16

Weighted average shares for basic earnings per share...            34,762         34,398          34,626        34,650
Effect of dilutive stock options.......................                 -            505               -           892
                                                             ----------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................            34,762         34,903          34,626        35,542
                                                             ============================    ============================

                             See accompanying notes.


                                               PART I - FINANCIAL INFORMATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                                       (In thousands)

                                                                            March 31                   June 30
                                                                              2002                       2001
                                                                         ----------------          -----------------
Assets
Current assets:
     Cash and cash equivalents...................................            $  48,872                   $ 12,932
     Cash, restricted.............................................               3,375                          -
     Accounts receivable, net.....................................              99,028                    104,589
     Inventories..................................................             145,074                    136,780
     Deferred income taxes and other..............................              14,904                     16,288
                                                                         ----------------          -----------------
              Total current assets................................             311,253                    270,589

Property, plant and equipment.....................................             888,514                    860,980
Less accumulated depreciation.....................................            (262,758)                  (231,429)
                                                                         ----------------          -----------------
                                                                               625,756                    629,551
Goodwill, net.....................................................             117,791                    131,688
Intellectual property and other, net..............................              45,397                     45,150
                                                                         ----------------          -----------------
              Total assets........................................          $1,100,197                 $1,076,978
                                                                         ================          =================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable.............................................            $ 36,242                    $52,645
     Accrued expenses.............................................              47,165                     51,457
     Current portion of long-term debt............................              53,968                     21,895
                                                                         ----------------          -----------------
              Total current liabilities...........................             137,375                    125,997

     Long-term debt...............................................             653,648                    632,784
     Accrued postretirement benefit obligation....................              19,911                     18,923
     Deferred income taxes........................................              70,000                     65,781
     Other liabilities............................................               3,469                      3,471
Stockholders' equity..............................................             215,794                    230,022
                                                                         ----------------          -----------------
     Total liabilities and stockholders' equity...................          $1,100,197                 $1,076,978
                                                                         ================          =================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                          March 31
                                                                         ---------------------------------------
                                                                              2002                   2001
                                                                         ----------------      -----------------
Operating activities
Net income (loss).................................................            $(16,505)               $41,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of change in accounting..................              11,500                 (3,249)
       Depreciation...............................................              33,127                 33,177
       Amortization...............................................               3,990                  5,973
       Deferred income taxes and other............................               3,877                  5,561
       Changes in operating assets and liabilities:
           Accounts receivable....................................               5,786                  2,648
           Inventories............................................              (7,875)               (38,373)
           Other assets...........................................               1,433                  1,825
           Accounts payable and other current liabilities.........             (21,576)               (23,293)
                                                                         ----------------      -----------------
Net cash provided by operating activities.........................              13,757                 25,662

Investing activities
Purchases of property, plant and equipment........................             (28,706)              (107,790)
Acquisition of business...........................................                    -               (36,388)
Other.............................................................                (829)                  (421)
                                                                         ----------------      -----------------
Net cash used in investing activities.............................             (29,535)              (144,599)

Financing activities
Purchase of treasury shares.......................................                    -                (9,826)
Proceeds from exercise of stock options...........................               4,870                  2,558
Net borrowings under revolving lines of credit....................              64,841                155,902
Principal payments on long term debt..............................             (22,475)               (35,531)
Other.............................................................               1,885                      -
                                                                         ----------------      -----------------
Net cash provided by financing activities.........................              49,121                113,103
Effect of foreign currency rate fluctuations on cash..............               2,597                 (1,369)
                                                                         ----------------      -----------------
Increase (decrease) in cash and cash equivalents..................              35,940                 (7,203)
Cash and cash equivalents at beginning of period..................              12,932                 20,945
                                                                         ----------------      -----------------
Cash and cash equivalents at end of period........................             $48,872               $ 13,742
                                                                         ================      =================

                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE B - CHANGE IN ACCOUNTING METHOD

         Through June 30, 2000, property, plant and equipment had been depreciated on the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years. Effective July 1, 2000, depreciation on the Company's production machinery and equipment at cotton cellulose and airlaid nonwovens plants was computed using the units-of-production method, which is based upon the expected productive hours of the assets, subject to a minimum level of depreciation. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this machinery and equipment is related substantially to physical wear due to usage rather than the passage of time. This method, therefore, more appropriately matches production costs over the lives of the production machinery and equipment of the cotton cellulose and airlaid nonwovens plants with the revenues of those plants and results in a more accurate allocation of the cost of the physical assets to the periods over their useful lives. The cumulative effect of applying the new method for years prior to 2001 is an increase to income of $3,249 net-of-tax ($4,535 pre-tax) reported as a cumulative effect of accounting change in the consolidated statements of operations for the year ended June 30, 2001.

NOTE C - RESTRUCTURING COSTS

         During the quarter ended March 31, 2002, the Company entered into a restructuring program. The program is designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the quarter ended March 31, 2002, comprised mainly of severance and other employee benefit costs, is $965 before tax.

         Involuntary termination benefits of $639 have been paid and $299 have been accrued as of March 31, 2002. Payments related to the restructuring program are expected to continue into the first quarter of fiscal year 2003. As a result of the restructuring, approximately 130 positions have been eliminated. All costs of the program are reported separately in the statements of operations as restructuring costs. Several geographies and businesses are impacted by this cost reduction program; however, most of the impact occurred outside the United States.

NOTE D - BUSINESS COMBINATION

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


 Pro forma results of operations                                               Nine Months Ended March 31
                                                                                  2002             2001
                                                                            ------------------------------
    Net sales.........................................................          $475,090          $557,168
    Income (loss) before cumulative effect of change in accounting....            (5,005)           38,102
    Net income (loss).................................................           (16,505)           41,351
                                                                            ------------------------------
    Basic earnings (loss) per share...................................           $ (0.48)          $  1.19
    Diluted earnings (loss) per share.................................           $ (0.48)          $  1.16

The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above dates, nor is it necessarily indicative of future operating results.

NOTE E -- RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS
No. 142). The Company adopted SFAS 142 on July 1, 2001 and discontinued the amortization of goodwill. The following schedule adjusts reported net income
(loss) and related earnings per share to exclude amortization expense related to goodwill, including any related tax effects, for all periods presented:

                                                       Quarter Ended March 31,        Nine Months Ended March 31,
                                                        2002           2001              2002             2001
                                                    ------------------------------  ----------------------------------
      Adjusted income (loss) before cumulative
            effect of change in accounting.........     $(4,169)         $ 10,263         $ (5,005)        $ 41,051
      Net income (loss):
            Originally reported net income (loss)..     $(4,169)          $ 9,290         $(16,505)        $ 41,393
             Add back: Goodwill Amortization.......           -               973                -            2,907
                           (Net of taxes)
                                                    ------------------------------  ----------------------------------
             Adjusted net income (loss)............    $ (4,169)         $ 10,263         $(16,505)         $44,300
                                                    ==============================  ==================================
      Adjusted earnings (loss) per share:
             Basic.................................      $(0.12)           $ 0.30          $ (0.48)          $ 1.28
             Diluted...............................      $(0.12)           $ 0.29          $ (0.48)          $ 1.24

          Under the guidelines of SFAS 142, the Company has completed its impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, the Company has reduced its goodwill by $11,500 in its converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business does not support its goodwill on a discounted basis.

NOTE F -- INVENTORIES

         The components of inventory consist of the following:

                                             March 31         June 30
                                               2002            2001
                                         ---------------------------------
      Raw materials....................       $38,674        $ 39,008
      Finished goods...................        84,043          76,384
      Storeroom and other supplies.....        22,357          21,388
                                         ---------------------------------
                                             $145,074        $136,780
                                         =================================
NOTE G -- DEBT

         Revolving Credit Facility. The Company amended its Revolving Credit Facility on March 18, 2002 to modify the financial convenants for the period March 31, 2002 through June 30, 2003. Interest rates were amended to range from LIBOR plus 2.75% to 3.75% or the agent's prime rate plus 1.75% to 2.25%. The Company has agreed that by August 31, 2002 it shall sell its nonredeemable capital stock on arm's length terms in return for at least $30,000 in net sale proceeds. On March 28, 2002, the Company borrowed the remaining availability on its Revolving Credit Facility and invested the excess cash in a AAA rated money market fund.

         Senior Subordinated Notes. At March 31, 2002, the Company's fixed charge coverage ratio (as defined in the subordinated note indentures) fell below 2:1. As specified in those indentures, the Company's debt is now limited to "Permitted Indebtedness" (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to its current borrowings under the revolving credit facility and may continue to borrow under its receivables based credit facility up to the $30,000 limit. In addition, the Company has a $25,000 basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. In the event that any principal is repaid on the receivables based credit facility, any new borrowing under the receivables based credit facility will be counted against the $25,000 basket.

         The Company has no off-balance sheet financing.


NOTE H -- COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) consist of the following:

                                                              Quarter Ended                   Nine Months Ended
                                                                 March 31                         March 31
                                                       ---------------------------------------------------------
                                                           2002           2001               2002          2001
                                                       -------------- -------------------------------------------
Net income (loss).................................       $(4,169)        $9,290           $(16,505)      $41,393
Foreign currency translation adjustments - net....        (1,806)       (15,096)            (2,728)      (23,266)
                                                       -----------------------------     -------------------------
Comprehensive income (loss)..........................    $(5,975)       $(5,806)          $(19,233)      $18,127
                                                       =============================     =========================

The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro, the Brazilian real and the Canadian dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         The Company's financial statements are based on the application of accounting policies, which require management to make estimates and assumptions. We believe the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

     Inventories

         Inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and estimated market values and compare that with the current cost of inventory. If actual market conditions are less favorable than those projected, inventory write-downs may be required.

     Depreciation

         The Company provides for depreciation on its production machinery and equipment at the cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. The depreciation is based on the expected productive hours of the assets and is subject to a minimum level of depreciation. If the estimated productive hours of these assets change in the future, the Company may be required to adjust depreciation expense per unit of production, accordingly.

     Goodwill and Other Acquired Intangible Assets

         The Company has made acquisitions in the past that included a significant amount of goodwill and other intangible assets. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and discontinued the amortization of goodwill. Under the guidelines of SFAS 142, goodwill is subject to an annual impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically based on operating earnings adjusted by a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. If the estimates of future cash flows or their related assumptions change, additional impairment losses could be recorded in the future.

     Planned Maintenance Shutdowns

         The Company accrues the cost of periodic planned maintenance shutdowns, over the period between shutdowns, based on its estimates of incremental spending and fixed overhead cost. If the estimates of costs or the period between shutdowns are different than those projected, an adjustment to the accrual may be required.

Restructuring Costs

         During the quarter ended March 31, 2002, the Company entered into a restructuring program. The program is designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the quarter ended March 31, 2002, comprised mainly of severance and other employee benefit costs, is $1.0 million before tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

         Involuntary termination benefits of $0.6 million have been paid and $0.3 million have been accrued as of March 31, 2002. Payments related to the restructuring program are expected to continue into the first quarter of fiscal year 2003. As a result of the restructuring, approximately 130 positions have been eliminated resulting in cost savings of over $7.0 million annually. All costs of the program are reported separately in the statements of operations as restructuring costs. Several geographies and businesses are impacted by this cost reduction program; however, most of the impact occurred outside the United States.

Results of Operations
         Net sales for the quarter ended March 31, 2002 were $164.2 million compared to $181.9 million for the same period in the prior fiscal year, a decrease of $17.7 million or 9.7%. The decrease in net sales was primarily due to lower sales prices of fluff pulp. Net sales for the nine-month period ended March 31, 2002 were $475.1 million compared to $556.5 million for the same period in the prior fiscal year, a decrease of $81.4 million or 14.6%. The decrease in net sales was primarily due to lower sales prices of fluff pulp and airlaid nonwovens and lower shipment volumes of cotton cellulose. These were partially offset by higher sales prices of cotton cellulose.

         Operating income for the quarter ended March 31, 2002 was $7.4 million compared to $27.3 million for the same period in the prior fiscal year, a decrease of $19.9 million or 72.9%. Operating income for the nine months ended March 31, 2002 was $29.3 million compared to $93.2 million for the same period in the prior fiscal year, a decrease of $63.9 million or 68.6%. Operating income decreased mainly due to the sales issues previously noted and increased cost of cotton raw materials. The decrease was partially offset by reduced sales, research and administrative expenses of $9.5 million or 26.3% for the nine months ended March 31, 2002.

         Net interest expense and amortization of debt costs were $12.3 million for the quarter ended March 31, 2002 compared to $11.7 million for the quarter ended March 31, 2001. Net interest expense and amortization of debt costs were $35.6 million for the nine months ended March 31, 2002 compared to $34.2 million for the same period of the prior fiscal year. The increase was primarily due to higher debt levels and lower capitalized interest, offset by lower interest rates.

         The Company's effective tax benefit rate was 24.4% for the quarter ended March 31, 2002 compared to the effective tax rate of 34.5% for the quarter ended March 31, 2001 primarily due to the write-off of foreign withholding taxes that cannot be utilized as tax credits.

Financial Condition

     Cash Flow

         EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring items. EBITDA for the quarters ended March 31, 2002 and 2001 was $19.6 million and $39.2 million respectively. EBITDA for the nine months ended March 31, 2002 and 2001 was $63.8 million and $129.9 million, respectively. Cash provided by operating activities for the nine months ended March 31, 2002 and 2001 were $13.8 million and $25.7 million, respectively. The decrease of $11.9 million was due primarily to lower earnings partially offset by a smaller increase in finished goods inventory in the nine months ended March 31, 2002. Additional borrowings from the credit facilities, along with the cash provided from operations, were used to fund capital expenditures and to make the $22.0 million note payment to UPM-Kymmene for the purchase of Walkisoft. Cash used in investing activities for the nine months ended March 31, 2002 was $29.5 million compared to $144.6 million for the same period in the prior fiscal year. The decrease is due mainly to the completion of the large airlaid nonwovens machine at the Gaston County, North Carolina plant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Liquidity and Capital Resources

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. The Company's revolving credit facility and senior subordinated notes contain various covenants. At March 31, 2002, the Company was in compliance with such covenants and believes it will be in compliance for the foreseeable future.

         Revolving Credit Facility. The Company amended its Revolving Credit Facility on March 18, 2002 to modify the financial convenants for the period March 31, 2002 through June 30, 2003. On March 28, 2002, the Company borrowed the remaining availability on its $215 million Revolving Credit Facility and invested the excess cash in a AAA rated money market fund.

         Receivables Based Credit Facility. At March 31, 2002, $29.9 million was outstanding on the Company's $30.0 million receivables based credit facility. The interest rate applicable to borrowings under this facility is one-week LIBOR plus 0.95%, and the facility is secured by certain insured receivables. During the quarter ended March 31, 2002, the Company reclassified the outstanding amount of the receivables based credit facility to the current portion of long-term debt. The Company intends to renew and, based on discussions with the lender, believes it will be able to renew the loan for an additional year when the credit facility matures on December 5, 2002.

         Senior Subordinated Notes. At March 31, 2002, the Company's fixed charge coverage ratio (as defined in the subordinated note indentures) fell below 2:1. Falling below the 2:1 ratio does not breach any covenant and is not an event of default under any of the Company's debt agreements. As specified in those indentures, the Company's debt is now limited to "Permitted Indebtedness" limitation (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to but is able to maintain its current borrowings under the revolving credit facility and to continue to borrow under its receivables based credit facility. In addition, the Company has a $25.0 million basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. In the event that any principal is repaid on the receivables based credit facility, any new borrowing under the receivables based credit facility will be counted against the $25 million basket.

         While there can be no assurances, the Company believes that operating results will improve and the Company will exceed the 2:1 ratio, which is measured on a rolling four-quarter basis, in the next nine to twelve months.

         On March 15, 2002, the Company filed a Form S-3 shelf registration statement. The shelf registration statement will allow the Company to issue various types of securities, including common stock, preferred stock and debt securities, from time to time, up to an aggregate of $300 million. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002.

         While there can be no assurances, the Company believes that its cash flow from operations along with current cash and cash equivalents will be sufficient to fund capital expenditures (expected to total $37.0 million for this fiscal year and $45.0 million for next fiscal year), meet operating expenses and service all debt requirements for the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Recently Issued Accounting Standards

         Effective July 1, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets as described in our critical accounting policies. Based on the assessment, effective July 1, 2001, the Company has reduced its goodwill by $11,500 in the converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibit 10.1
         -        Amendment No. 3 to the Credit Agreement dated March 18, 2002.

2.       Reports on Form 8-K
         - Report dated March 19, 2002 announcing its new credit arrangements and updating its business outlook.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.


By:/S/ DAVID B. FERRARO
   --------------------------
David B. Ferraro, President and Chief Operating Officer

Date: May 14, 2002
      -----------------------

By:/S/ GAYLE L. POWELSON
   --------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer

Date: May 14, 2002
      -----------------------