Form 10-K
period 2002-06-30
BUCKEYE TECHNOLOGIES INC
filed 2002-09-20
CIK 899597

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

                     For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 17, 2002, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $222,197,465.

As of September 17, 2002 there were outstanding 36,948,900 Common Shares of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 2002 Annual Proxy Statement are incorporated by reference into Part III.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.




    ITEM                                                                                             PAGE
                                     PART I

       1.     Business............................................................................      2
       2.     Properties........................................................................        6
       3.     Legal Proceedings.................................................................        6
       4.     Submission of Matters to a Vote of Security Holders...............................        6

                                                   PART II
       5.     Market for the Registrant's Common Stock and Related Security Holder Matters......        7
       6.     Selected Financial Data...........................................................        7
       7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.................................................................        8
      7a.     Qualitative and Quantitative Disclosures About Market Risk........................       12
       8.     Financial Statements and Supplementary Data.......................................       14
       9.     Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial       14
                     Disclosure ..................................................................

                                    PART III
      10.     Directors and Executive Officers of the Registrant................................       15
      11.     Executive Compensation............................................................       17
      12.     Security Ownership of Certain Beneficial Owners and Management....................       17
      13.     Certain Relationships and Related Transactions....................................       17

                                                   PART IV
      14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................       18

              Signatures........................................................................       20

                                                    OTHER
              Index to Consolidated Financial Statements and Schedules..........................      F-1



                                     PART I

Item 1.   Business

     General

         Headquartered in Memphis, Tennessee, Buckeye Technologies Inc. (the Company or Buckeye) is a leading manufacturer and worldwide marketer of value-added cellulose-based specialty products. The Company utilizes its expertise in polymer chemistry and its state-of-the-art manufacturing facilities to develop and produce innovative proprietary products. The Company supplies a wide array of technically demanding niche markets in which its proprietary products and commitment to customer technical service give it a competitive advantage. Buckeye is the world's only manufacturer offering cellulose-based specialty products made from both wood and cotton utilizing wetlaid and airlaid technology. As a result, the Company produces a broader range of products than any of its competitors. Buckeye produces uniquely tailored products designed to meet individual customer requirements. The Company's focus on specialty niches allows it to establish long term supply positions with key customers. The Company operates manufacturing operations in the United States, Canada, Germany, Ireland and Brazil.


     Company History

         The Company and its predecessor have participated in the cellulose-based specialty market for over 75 years and the Company has developed new uses for both wood and cotton based cellulose products. In July 1997, the Company completed the acquisition of the common shares of Merfin International Inc. Merfin was one of the leading manufacturers of airlaid nonwovens with facilities located in Ireland, Canada and the United States. On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S. A. (Americana) located in Americana, Brazil. Further information on the acquisition of Walkisoft and Americana is included in Note 3, Business Combinations, to the Consolidated Financial Statements.

         The Company is incorporated in Delaware and its executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Its telephone number is
(901) 320-8100.

     Products

         The Company's products can be broadly grouped into three categories: absorbent products, chemical cellulose and customized paper. The chemical cellulose and customized paper are derived from wood and cotton cellulose materials using wetlaid technologies. Fluff pulps are derived from wood using wetlaid technology. The airlaid nonwovens materials are derived from wood pulps using airlaid technology. A breakdown of the Company's major product categories, percentage of sales, product attributes and applications is provided on the following page.


------------------------------------------------------------------------------------------------------------------------

                               % of
                              Fiscal
Product Groups              2002 Sales        Unique Product Attributes                  End Use Applications
------------------------------------------------------------------------------------------------------------------------
Absorbent Products              50%

Fluff Pulp                               Absorbency and fluid transport       Disposable diapers, feminine hygiene
                                                                              products and adult incontinence products

Airlaid Nonwovens                         Absorbency, fluid management and    Feminine hygiene products, wipes, table
                                          strength                            top items, food pads and household
                                                                              cleaning products

Cosmetic Cotton                           Absorbency, strength and softness   Cotton balls and cotton swabs
-------------------------------------------------------------------------------------------------------------------------
Chemical Cellulose              32%

Food Casings                             Purity and strength                  Hot dog and sausage casings

Rayon Filament                           Strength and heat stability          Coat linings, fashion wear and tire,
                                                                              belt, and hose reinforcement

Ethers                                   High viscosity, purity and           Thickeners for food, personal care
                                         solution clarity                     products, pharmaceuticals and
                                                                              construction materials

Acetate                                  Permanent transparency and           LCD screens, high clarity plastics and
                                         uniformity                           photographic film
--------------------------------------------------------------------------------------------------------------------------
Customized Paper                18%

Filters                                  High porosity and product life       Automotive, laboratory and industrial
                                                                              filters

Premium Papers                           Aesthetics, color permanence and     Letterhead, currency, stock certificates
                                         tear resistance                      and personal stationery
--------------------------------------------------------------------------------------------------------------------------

     Raw Materials

         Slash pine timber, cotton fiber and fluff pulp are the principal raw materials used in the manufacture of the Company's products. These materials represent the largest components of the Company's variable costs of production. The region surrounding Buckeye's plant located in Perry, Florida (the Foley Plant) has a high concentration of slash pine timber, which enables Buckeye to purchase adequate supplies of a species well suited to its products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, the Company has entered into timber purchase agreements. Additional information is included in Note 17, Commitments, to the Consolidated Financial Statements.

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

     Sales and Customers

         The Company's products are marketed and sold through a highly trained and technically skilled in-house sales force. The Company maintains sales offices in the U.S., Europe, Asia and South America. The Company's worldwide sales are diversified by geographic region as well as end-product application. Buckeye's sales are distributed to customers in approximately 60 countries around the world. The Company's fiscal 2002 sales reflect this geographic diversity, with 36% of sales in North America, 37% of sales in Europe, 14% in Asia, 7% in South America and 6% in other regions. Geographic segment data and product sales data is included in Note 15, Segment Information, to the Consolidated Financial Statements.

         The high-end, technically demanding specialty niches that Buckeye serves require a higher level of sales and technical service support than do commodity cellulose sales. Our sales professionals work with customers in their plants to design products tailored precisely to their product needs and manufacturing processes.

         The Procter & Gamble Company (Procter & Gamble) is the Company's largest customer, accounting for 20% of the Company's fiscal 2002 gross sales.

         Over 88% of the Company's worldwide sales are denominated in U.S. dollars, and such sales are not subject to exchange rate fluctuations. The Company's products are shipped by rail, truck and ocean carrier.

     Research and Development

         The Company's research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. Buckeye has research and development pilot plant facilities in Memphis, and employs scientists and technicians who are focused on advanced products and new applications to drive future growth. The main objective of Buckeye's aggressive research and development efforts is to maintain close technological relationships with customers. The pilot plant facilities allow the Company to produce and test new products without interrupting the normal production cycles of its operating plants, a process that ensures rapid delivery of these breakthrough products to the market place on a more cost-effective basis.

         Research and development costs of $9.0 million, $13.0 million and $13.1 million were charged to expense as incurred for the years ended June 30, 2002, 2001 and 2000, respectively.

     Competition

         For wood pulps, there are relatively few specialty pulp producers when compared with the much larger commodity paper pulp market. The technical demands and unique requirements of the specialty pulp user tend to differentiate suppliers on the basis of their ability to meet the customer's particular set of needs, rather than focusing only on pricing. The specialty pulp market is less subject to the price variation experienced in the commodity paper pulp market. Major competitors include Rayonier (U.S.), Weyerhaeuser (U.S.), International Paper (U.S.), Sappi Limited (South Africa) and Tembec Inc. (Canada). Management believes that the number of producers is unlikely to grow given the substantial investment to enter a mature market with sufficient existing capacity. Product performance, technical service and pricing are the primary competitive factors.

         For cotton pulps, the primary competition is Southern Cellulose Products Inc., owned by Archer-Daniels-Midland, Inc., a subsidiary of which also supplies cotton raw material to the Company. Nonwovens competitors of Buckeye include BBA Nonwovens (Europe and China.), Concert Industries Ltd. (Germany and Canada), Duni AB (Sweden) and Georgia Pacific Corporation (U.S.).

     Intellectual Property

         The Company holds numerous patents throughout the world to protect its proprietary products. Buckeye intends to protect its patents and file applications for any future inventions that are deemed to be important to its business operations. The Stac-Pac(TM) packaging technology, a proprietary system for packaging low-density nonwovens materials in compressed cube-shaped bales, is an example of technology acquired by the Company to further differentiate it from its airlaid nonwovens competitors. Stac-Pac(TM) units reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form and more effectively shipping the bales in trucks and containers. Stac-Pac(TM) bales also facilitate customers' high-speed production lines with a continuous flow of material.

     Inflation

         The Company believes that inflation has not had a material effect on its results of operations nor on its financial condition during recent periods.

     Seasonality

         The Company's business has generally not been seasonal to a substantial extent, but in most years somewhat lower volume is shipped in the July - September quarter.

     Employees

         As of June 30, 2002, the Company employed approximately 1,990 employees, 1,320 of whom are employed at the Company's facilities in the United States. Fifty-one percent of the U.S.employees are represented by unions at two plants in Foley, Florida and Memphis, Tennessee. The labor agreement at the Foley Plant expired on April 1, 2002 and a new agreement is currently being negotiated. The agreement for the Memphis Plant is scheduled to be negotiated during fiscal 2003.

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

         Additional information is included in Note 18, Contingencies, to the Consolidated Financial Statements.

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

Item 2.   Properties

     Corporate Headquarters and Sales Offices. The Company's corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. The Company owns the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. The Company leases buildings that house the King, North Carolina Plant, the sales offices in Europe and Asia and distribution facilities in Savannah, Georgia.

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

     Nonwovens Plants. The Delta Plant has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines. The Cork Plant has a capacity of approximately 15,000 annual metric tons of airlaid nonwovens from its single production line. The Steinfurt Plant has a capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines. The Gaston Plant has a capacity of approximately 60,000 annual metric tons of airlaid nonwovens from two production lines. The King Plant converts airlaid materials and wetlaid paper into wipes, towels and tissues for industrial and commercial uses.


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

Item 4.   Submission of Matters to a Vote of Security Holders

     None

PART II
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Buckeye Technologies Inc. is traded on the New York Stock Exchange under the symbol BKI. There were approximately 6,500 shareholders on September 3, 2002, based on the number of record holders of the Company's common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for the Company's common stock.

                                                Year Ended June 30
                                               2002            2001
                                               ----            ----
                                           High     Low     High     Low
                                           ----     ---     ----     ---
   First quarter (ended September 30)      14.40    8.64    25.38    19.50
   Second quarter (ended December 31)      12.14    7.77    21.94    10.00
   Third quarter (ended March 31)          13.05    9.50    15.38     9.90
   Fourth quarter (ended June 30)          12.15    9.40    14.40    10.31

The Company has no plans to pay dividends in the foreseeable future.

Item 6.   Selected Financial Data

Selected Financial Data
(In thousands, except per share data)


                                                                     Year Ended June 30
                                               2002 (a)       2001 (b)     2000 (c)        1999           1998
                                            --------------- ------------- ------------ ------------- -------------
Operating Data:
Net sales                                    $ 635,218       $731,528     $755,544      $650,295      $668,490
Operating income                                28,565        111,147      136,908       113,024       122,411
Income (loss) before cumulative effect
    of  change in accounting                   (14,504)        43,274       59,117        48,018        55,260
Cumulative effect of accounting
    change (d)                                 (11,500)         3,249            -             -             -
Net income (loss)                              (26,004)        46,523       59,117        48,018        55,260
Basic earnings (loss) per share:
   Income (loss) before cumulative
      effect of change in accounting              (.42)          1.25         1.68          1.34          1.49
   Cumulative effect of accounting
      change (d)                                  (.33)          0.09            -             -             -
   Net income (loss)                              (.74)          1.35         1.68          1.34          1.49
Diluted earnings (loss) per share:
   Income (loss) before cumulative
      effect of  change in accounting             (.42)          1.23         1.65          1.32          1.45
   Cumulative effect of accounting
      change (d)                                  (.33)          0.09            -             -             -
   Net income (loss)                              (.74)          1.32         1.65          1.32          1.45

Balance sheet data:
  Total assets                               $1,135,373     $1,075,550     $930,721      $747,882      $751,536
  Long-term debt less current portion           675,396        632,784      505,983       441,214       456,332

Other data:
   EBITDA (e)                                $   84,210     $  158,959     $180,914      $151,958      $161,922
   Operating cash flow                           27,925         68,584      138,695        97,831        94,041


(a) Includes a pretax charge of $11,589 ($7,596 after tax) for restructuring and impairment costs (See Note 4 to the Consolidated Financial Statements).

(b) Includes the operations of Americana from August 1, 2000, its date of acquisition. See Note 3 to the Consolidated Financial Statements.

(c) Includes the operations of Walkisoft from October 1, 1999, its date of acquisition. See Note 3 to the Consolidated Financial Statements.

(d) The 2002 cumulative effect of change in accounting relates to a goodwill impairment charge for the Company's converting plant at King, North Carolina under the transition rules of FAS 142 (See Note 2 to the Consolidated Financial Statements). The 2001 cumulative effect of change in accounting relates to a change in depreciation methods from straight-line to units-of-production for certain cotton cellulose and airlaid nonwovens equipment (See Note 2 to the Consolidated Financial Statements).

(e) EBITDA represents earnings before interest, taxes, depreciation, depletion, amortization and non-recurring items. This data should not be considered in isolation and is not intended to be a substitute for income statement or cash flow statement data as a measure of the Company's profitability (see Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Buckeye Technologies Inc. and its subsidiaries (the Company) manufacture value-added cellulose-based specialty products in the United States, Canada, Germany, Ireland and Brazil, and sell these products in worldwide markets. On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business, with manufacturing locations in Steinfurt, Germany and Gaston, North Carolina. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Americana) located in Americana, Brazil.

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

     Depreciation

         The Company provides for depreciation on its production machinery and equipment at the cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. The depreciation is based on the expected productive hours of the assets and is subject to a minimum level of depreciation. If the estimated productive hours of these assets change in the future, the Company may be required to adjust depreciation expense per unit of production, accordingly. Other capital assets use the straight-line method for determining depreciation.

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 2002 and June 30, 2001

         Net sales for 2002 were $635.2 million compared to $731.5 million for 2001, a decrease of 13.2%. The decrease in net sales was primarily due to lower sales prices of fluff pulp and airlaid nonwovens and lower shipment volumes of cotton cellulose. Fluff pulp prices steadily declined throughout 2002 but now appear to have stabilized. These decreases were partially offset by higher sales prices of cotton cellulose.

         In 2002, operating income was $28.6 million compared to $111.1 million for 2001, a decrease of 74.2%. The 2002 operating income as a percentage of sales was 4.5% compared to 15.2% for 2001. Operating income decreased mainly due to the sales issues previously noted, increased cost of cotton raw materials and the restructuring and impairment costs discussed below. The decrease was partially offset by reducing sales, research and administrative expense by $9.2 million or 19.9% versus the prior year. The reduction in research expenses was the result of focusing efforts on key projects. The Company's results have been adversely affected by the weak global economy and a strong U.S. dollar.

         During the year ended June 30, 2002, the Company entered into a restructuring program. The program is designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the year ended June 30, 2002, comprised mainly of severance and other employee benefit costs, is $1.6 million.

         Involuntary termination benefits of $1.0 million have been paid and $0.6 million has been accrued as of June 30, 2002. Payments related to the restructuring program are expected to continue into the second quarter of fiscal year 2003. As a result of the restructuring, approximately 185 positions have been eliminated, resulting in cost reductions of about $10.0 million annually. An additional 15 positions will be eliminated by the end of the first quarter of fiscal 2003. All costs of the program are reported in the statements of operations under restructuring and impairment costs. The nonwovens and cotton businesses in North America and Europe are impacted by this cost reduction program. As part of this restructuring, the Company has closed engineering offices located in Finland.

         During the quarter ended June 30, 2002, the Company recorded impairment costs of $10.0 million in the statements of operations under restructuring and impairment costs. These impairment costs are primarily related to the write-off of obsolete airlaid nonwovens packaging equipment that has been replaced with more efficient StacPac(TM) lines. This equipment is expected to be disposed of during fiscal year 2003.

         Net interest and amortization of debt costs for 2002 were $48.6 million compared to $44.8 million for 2001, an increase of $3.8 million. The increase was primarily due to higher debt levels. The increase was partially offset by capitalization of interest of $1.8 million on large construction projects during 2002 and the interest rate swap agreement that the Company entered into during May 2001, which exchanged fixed rate interest payments for floating rate interest payments.

         Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets as described in our critical accounting policies. Based on the assessment, effective July 1, 2001, the Company has reduced its goodwill by $11.5 million in the converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill.

         The Company's effective tax rate for 2002 was 36.7% versus 32.7% in 2001. The change was primarily due to recognizing the benefit of research and development tax credits.

Comparison of Fiscal Years Ended June 30, 2001 and June 30, 2000

         Net sales for 2001 were $731.5 million compared to $755.5 million for 2000, a decrease of 3.2%. The decrease for the year was due mainly to lower shipment volumes and declining sales prices on fluff pulp. The decrease in both shipment volume and sales price reflects the impact of the contractual changes in the Fluff Pulp Supply Agreement with The Procter & Gamble Company. The formula-priced agreement converted to a market price basis on January 1, 2001 and volumes specified in the agreement decrease from calendar year 2000 levels by 33% in calendar year 2001. This decline was offset somewhat by the increase in sales due to the full year inclusion of the operations of Walkisoft.

         In 2001, operating income was $111.1 million compared to $136.9 million for 2000, a decrease of 18.8%. The 2001 operating income as a percentage of sales was 15.2% compared to 18.1% for 2000. The decrease was primarily due to lower shipment volumes and prices plus increased costs for cotton fibers, energy and caustic. The lower sales and higher manufacturing costs were partially offset by a reduction of $8.4 million in sales, research and administrative expenses for the year. A substantial part of the reduction in sales, research and administrative expenses was due to decreases in incentive compensation expense.

         Net interest and amortization of debt costs for 2001 were $44.8 million compared to $42.7 million for 2000, an increase of $2.1 million. The increase was primarily due to higher debt levels to finance the Americana acquisition, capital projects and higher inventory levels. The increase was partially offset by the capitalization of interest of $4.8 million on large construction projects during 2001 and the interest rate swap agreement that the Company entered into during May 2001, which exchanged fixed rate interest payments for floating rate interest payments.

         The Company's effective tax rate for 2001 was 32.7% versus 33.7 % in 2000. The decrease was primarily due to lower tax rates in Germany as a result of recently enacted tax legislation.

         Effective July 1, 2000, depreciation on the Company's production machinery and equipment at cotton cellulose and airlaid nonwovens plants was converted from the straight-line method to the units-of-production method, which is based upon the expected productive hours of the assets. This method more appropriately matches production costs over the lives of the production machinery and equipment of the cotton cellulose and airlaid plants with the revenues of those plants and results in a more accurate allocation of the cost of the physical assets to the periods over their useful lives. The cumulative effect of applying the new method for years prior to 2001 is an increase to income of $3.2 million net-of-tax ($4.5 million pretax) reported as a cumulative effect of accounting change in the consolidated statement of income for the year ended June 30, 2001. In addition, the net income of the Company, excluding the cumulative effect of accounting change, for the year ended June 30, 2001 is $0.4 million or $.01 per share more than it would have been if the Company had continued to follow the straight-line method of depreciation. See Note 2 to the Consolidated Financial Statements for pro forma information.


Financial Condition

Cash Flow

         Cash provided by operating activities for the years ended June 30, 2002, 2001 and 2000 were $27.9 million $68.6 million and $138.7 million, respectively. The decrease of $40.7 million, for the year ended June 30, 2002, million was due primarily to lower earnings, lower current liabilities and tax refunds not yet received partially offset by a smaller decrease in accounts receivable. Additional borrowings from the credit facilities, along with the cash provided from operations, were used to fund capital expenditures and to make the $22.0 million note payment to UPM-Kymmene for the purchase of Walkisoft. Cash used in investing activities for the years ended June 30, 2002 was $46.1 million compared to $191.3 million for the same period in the prior fiscal year. The decrease is due mainly to the completion of the large airlaid nonwovens machine at the Gaston plant. Additionally, the prior year activities included the $36.6 million acquisition of Americana.

         EBITDA is presented as an additional means of evaluating the Company's financial condition because the Company incurs significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in its operations. EBITDA is a central measure used in the Company's compliance with debt covenants to its credit facility. This measure should not be considered as a superior alternative to net income, operating income, cash flow from operations, or any other operating or liquidity performance measure as defined by accounting principles generally accepted in the United States. EBITDA, as adjusted (earnings before goodwill accounting change, interest, taxes, depreciation and amortization, and nonrecurring charges) for the years ended June 30, 2002, 2001, and 2000 was $84.2 million, $159.0 million, and $180.9 million, respectively. The decrease in EBITDA in 2002 reflects the decrease in cash flows from operating activities.

         Capital expenditures for property, plant and equipment were $36.0 million in 2002, $153.0 million in 2001, and $68.6 million in 2000. The Company made these expenditures to construct, purchase, modernize, and upgrade production equipment and facilities. The majority of the expenditures in 2001 relates to the construction of the large airlaid nonwovens machine at the Gaston plant. Capital expenditures (including environmental expenditures) for 2003 are expected to be approximately $40.0 million.

         The Board of Directors has authorized the repurchase of 6.0 million shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock related plans. During the year ended June 30, 2002 no shares were repurchased. Through June 30, 2002, a total of 5,009,300 shares have been repurchased under the current Board authority. At June 30, 2002, the amount available for the acquisition of treasury stock was zero under the most restrictive of the Company's debt agreements.

Contractual Obligations

         The following table summarizes the Company's significant contractual cash obligations as of June 30, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

                                                      Less than                                   Greater than
Contractual Obligations                  Total          1 year      1-3 years      3-5 years         5 years
-----------------------                  -----          ------      ---------      ---------         -------

Long-term obligations (1)                $ 697,396        $22,000     $ 272,101      $ 149,751      $ 253,544
Capital lease obligations (2)                4,871            834         1,668          1,551            818
Operating leases (2)                         3,796          1,513         2,038            245              -
Timber commitments (3)                     124,000         15,000        28,000         28,000         53,000
                                     -------------- -------------- ------------- --------------  -------------
Total contractual cash
   obligations                           $ 830,063        $39,347     $ 303,807      $ 179,547      $ 307,362
                                     ============== ============== ============= ==============  =============



(1)  See Note 8 to the Consolidated Financial Statements.

(2)  See Note 9 to the Consolidated Financial Statements.

(3)  See Note 17 to the Consolidated Financial Statements.

Leverage/Capitalization

         Total debt increased to $697.4 million at June 30, 2002 from $654.7 million at June 30, 2001, an increase of $42.7 million. The Company has capital leases of $3.8 million at June 30, 2002. There were no capital leases at June 30, 2001. The majority of the increase in debt was due to the funding of capital expenditures.

         The total debt to capital ratio was 73% at June 30, 2002, compared to 74.0% at June 30, 2001 and 71.3% at June 30, 2000. The interest coverage ratio was 1.8x in 2002, 3.7x in 2001 and 4.4x in 2000.

Liquidity

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. The Company's revolving credit facility and senior subordinated notes contain various covenants. At June 30, 2002, the Company was in compliance with such covenants and believes it will be in compliance through fiscal 2003.

         Revolving Credit Facility. The Company amended its Revolving Credit Facility on March 18, 2002 to modify the financial convenants for the period March 31, 2002 through June 30, 2003. The interest rate applicable to borrowings under the revolving credit facility is the agent's prime rate plus 1.75% to 2.25% or a LIBOR based rate ranging from LIBOR plus 2.75% to LIBOR plus 3.75%. This facility is secured by substantially all of the Company's assets located in the United States. On March 28, 2002, the Company borrowed the remaining availability on its $215 million Revolving Credit Facility and invested the excess cash in a AAA rated money market fund.

         Receivables Based Credit Facility. At June 30, 2002, $18.9 million was outstanding on the Company's $30.0 million receivables based credit facility. The interest rate applicable to borrowings under this facility is one-week LIBOR plus 0.75%, and the facility is secured by certain insured receivables. The Company has classified the outstanding amount of the receivables based credit facility as long-term debt as it has amended the maturity date to December 2003.

         Senior Subordinated Notes. At March 31, 2002, the Company's fixed charge coverage ratio (as defined in the subordinated note indentures) fell below 2:1. Falling below the 2:1 ratio does not breach any covenant and is not an event of default under any of the Company's debt agreements. As specified in those indentures, the Company's debt is now limited to a "Permitted Indebtedness" limitation (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to but is able to maintain its current borrowings under the revolving credit facility and to continue to borrow under its receivables based credit facility. In addition, the Company has a $25.0 million basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. None of this basket had been used at June 30, 2002. In the event that any principal is repaid on the receivables based credit facility, any new borrowing under the receivables based credit facility will be counted against the $25 million basket.

         While there can be no assurances, the Company believes that operating results will improve and the Company will exceed the 2:1 ratio, which is measured on a rolling four-quarter basis by the quarter ending March 31, 2003.

         On March 15, 2002, the Company filed a Form S-3 shelf registration statement. The shelf registration statement allows the Company to issue various types of securities, including common stock, preferred stock and debt securities, from time to time, up to an aggregate of $300 million. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002.

         On May 16, 2002, the Company sold 2,150,000 shares of its common stock under its universal shelf registration at a price of $10.00 per share. The net proceeds of $21.4 million were used for general corporate purposes. The Company currently has no plans to issue additional securities.

         While there can be no assurances, the Company believes that its cash flow from operations along with current cash and cash equivalents and short-term investments will be sufficient to fund capital expenditures, meet operating expenses and service all debt requirements for the foreseeable future.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in foreign exchange, interest rates, raw material costs and the price of certain commodities used in its production processes. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures. Further, the Company does not enter into financial instruments for trading purposes.

         A discussion of the Company's accounting policies for risk management is included in the Accounting Policies in the Notes to the Consolidated Financial Statements.

Interest Rates

         The fair value of the Company's long-term public debt is based on an average of the bid and offer prices at year-end. The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2002 were $698.2 million and $656.9 million, respectively, and at June 30, 2001 were $654.7 million and $645.8 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to $2.2 million at June 30, 2002 and $3.1 million at June 30, 2001.

         The Company had $246.7 million of variable rate long-term debt outstanding at June 30, 2002. At this borrowing level, a hypothetical 10% increase in interest rates would have a $1.4 million unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. prime rates and European interbank rates.

         At June 30, 2002, the Company had one interest rate swap agreement with a total notional value of $100.0 million, terminating on October 15, 2010. The Company entered into the interest rate swap agreement on May 7, 2001. The agreement involves the exchange of fixed-rate interest payments at 8% for floating-rate interest payments at three-month LIBOR plus 1.97% over the life of the agreement without the exchange of any underlying principal amounts. The net amounts paid or received under this interest rate swap agreement are recognized as an adjustment to interest expense.

Foreign Currency Exchange Rates

         Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the European euro, Canadian dollar and the Brazilian real.

         The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $158.1 million and $149.4 million at June 30, 2002 and 2001, respectively. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $14.4 million at June 30, 2002 and $13.6 million at June 30, 2001. This change would be reflected in the equity section of the Company's balance sheet.

Cost of Raw Materials

         Amounts paid by the Company for wood, cotton fiber and fluff pulp represent the largest component of the Company's variable costs of production. The availability and cost of these materials are subject to market fluctuations caused by factors beyond the Company's control, including weather conditions. Significant decreases in availability or increases in the cost of wood or cotton fiber, to the extent not reflected in prices for the Company's products, could materially and adversely affect the Company's business, results of operations and financial condition.

Commodities

         In order to minimize market exposure, the Company uses forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. At June 30, 2002, the Company had a natural gas contract outstanding with a fair value of $0.4 million which is included in other assets. The fair value is based upon exchange quoted market prices of comparable instruments. While this contract does not qualify for hedge accounting, neither the effect on the results of operations nor the year-end position was material to the Company's overall results.

Forward-Looking Information

         The above risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk, assuming that certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risks discussed above should not be considered projections of future events or losses.

Contingencies

         The Company's operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. The Company devotes significant resources to maintaining compliance with such requirements. The Company expects that, due to the nature of its operations, it will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Given the uncertainties associated with predicting the scope of future requirements, there can be no assurance that the Company will not in the future incur material environmental compliance costs or liabilities. For additional information on environmental matters, see Note 18 to the Consolidated Financial Statements.

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices, and other factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.   Financial Statements and Supplementary Data

          See Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The Company has had no changes in or disagreements with its independent auditors.

 PART III

Item 10.   Directors and Executive Officers of the Registrant

     The names, ages and positions held by the executive officers of the Company on September 16, 2002 are:

                                                                                                   Elected to
           Name                 Age                           Position                          Present Position
------------------------      -----   -------------------------------------------------------   ----------------

 Robert E. Cannon              72     Chairman of the Board, Chief Executive Officer and        March 1993
                                      Director

 David B. Ferraro              64     President, Chief Operating Officer and Director           March 1993

 Gayle L. Powelson             43     Sr. Vice President, Chief Financial Officer               October 2000

 Charles S. Aiken              52     Sr. Vice President, Nonwovens Manufacturing               April 2000

 John B. Crowe                 55     Sr. Vice President, Wood Cellulose                        January 2001

 Sheila Jordan Cunningham      50     Sr. Vice President, General Counsel and Secretary         April 2000

 George B. Ellis               62    Sr. Vice President, Cotton Cellulose                       January 2001

 William M. Handel             56     Sr. Vice President, Human Resources                       April 2000

 Paul N. Horne                 46     Sr. Vice President, Cotton Cellulose                      January 2001

 Kristopher J. Matula          40     Sr. Vice President, Nonwovens                             January 2001


----------------------------------

Robert E. Cannon
Chairman of the Board, Chief Executive Officer and Director
         Mr. Cannon has served as Chairman of the Board and Chief Executive Officer since March 1993, the same year in which he became a director. Before assuming his current position, he served as Dean of the College of Management, Policy and International Affairs at the Georgia Institute of Technology from 1991 through 1992, and Senior Vice President of Procter & Gamble from 1989 to 1991. He was Group Vice President - Industrial Products of Procter & Gamble, which included the operations of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1981 to 1989. He was President of the subsidiary from 1971 to 1981.

David B. Ferraro
President, Chief Operating Officer and Director
         Mr. Ferraro has served as President and Chief Operating Officer since March 1993, the same year in which he first became a director. He was Manager of Strategic Planning of The Procter & Gamble Company from 1991 through 1992. He served as President of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1989 through 1991, as its Executive Vice President and Manager of Commercial Operations from 1987 through 1989, and as its Comptroller from 1973 through 1986.

Gayle L. Powelson
Senior Vice President, Chief Financial Officer
         Ms. Powelson has served as Senior Vice President, Chief Financial Officer since October 2000. She served as Senior Vice President, Finance and Accounting, from April 2000 to October 2000, Vice President Finance and Accounting from April 1999 to April 2000 and as International Operations Controller from February 1998 to April 1999. Prior to joining the Company she served as Vice President and Controller of TruGreen-ChemLawn, L.P. and as Chief Financial Officer and Vice President of ACI America Holdings Inc., a subsidiary of BTR Nylex Ltd.

Charles S. Aiken
Senior Vice President, Nonwovens Manufacturing
         Mr. Aiken has served as Senior Vice President, Nonwovens Manufacturing since April 2000. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He was an employee of Procter & Gamble from 1977 to March 1993.

John B. Crowe
Senior Vice President, Wood Cellulose
         Mr. Crowe has served as Senior Vice President, Wood Cellulose since January 2001. He has served as Vice President, Wood Cellulose Manufacturing from December 1997 to January 2001. Prior to joining the Company, he served as Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and as Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company. From 1979 to 1992, he was an employee of Procter & Gamble.

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

George B. Ellis
Senior Vice President, Cotton Cellulose
         Mr. Ellis has served as Senior Vice President, Cotton Cellulose since January 2001. Mr. Ellis served as Senior Vice President, Manufacturing-Specialty Cellulose from July 1997 to January 2001 and as Vice President, Manufacturing from March 1993 to July 1997. He was an employee of Procter & Gamble from 1960 to March 1993.

William M. Handel
Senior Vice President, Human Resources
         Mr. Handel has served as Senior Vice President, Human Resources since April 2000. He served as Vice President, Human Resources from November 1995 to April 2000 and as Human Resources Manager from March 1993 to November 1995. He was an employee of Procter & Gamble from 1974 to March 1993.

Paul N. Horne
Senior Vice President, Cotton Cellulose
         Mr. Horne has served as Senior Vice President, Cotton Cellulose since January 2001. He served as Senior Vice President, Commercial - Specialty Cellulose from July 1997 to January 2001 and as Vice President, North and South American Sales from October 1995 to July 1997. He was an employee of Procter & Gamble from 1982 to March 1993.

Kristopher J. Matula
Senior Vice President, Nonwovens
         Mr. Matula has served as Senior Vice President, Nonwovens since January 2001. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

         Additional information relating to Directors and Executive Officers is incorporated herein by reference to the Company's 2002 Annual Proxy Statement.

Item 11.   Executive Compensation

         Information relating to this item is set forth in the Company's 2002 Annual Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information relating to this item is set forth under the caption "Buckeye Stock Ownership" and "Executive Compensation" in the Company's 2002 Annual Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

         None

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)    (1)  Financial Statements and Financial Statement Schedules
            o   See Index to Consolidated Financial Statements and
                Schedule on page F-1. All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.
       (2)  Listing of Exhibits
            3.1   Second Amended and Restated Certificate of Incorporation (5)
        3.1 (a)   Articles of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of Registrant (6)
            3.2   Amended and Restated By-laws of the Registrant. (10)
            4.1 Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated November 28, 1995(1) 4.2 Indenture for 9 1/4% Senior Subordinated Notes due 2008, dated July 2, 1996 (2) 4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998(6)
           10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant(7)
           10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.(11)
           10.3   Form of Management Stock Option Subscription Agreement(7)
           10.4   Form of Stock Option Subscription Agreement(7)
           10.5   Amended and Restated Formula Plan for Non-Employee
                  Directors(3)
           10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995.(8)
           10.7 Asset Purchase Agreement, dated October 1, 1999, between Buckeye Technologies Inc., BKI Holdings Corporation, Buckeye Mt. Holly LLC, Buckeye Finland Oy, BKI International Inc.
                  and UPM-Kymmene Corporation, Walkisoft Finland Oy, Walkisoft USA, Inc., Walkisoft Denmark A/S(9)
           10.8 German Purchase Agreement between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH, Walkisoft GmbH and UPM-Kymmene Ojy(9)
           10.9 Credit Agreement dated April 16, 2001 among the Registrant, Fleet National Bank; Toronto Dominion (Texas), Inc.; Bank of America, N. A.; First Union National Bank; and the other lenders party thereto (Credit Agreement). (4)
           10.10 Amendment No. 1 to the Credit Agreement dated September 7, 2001.(11)
           10.11 Amendment of German Purchase Agreement Between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH AND Walkisoft GmbH, UPM-Kymmene Ojy dated
                  September 20, 2001.(11)
           10.12 Amendment No. 2 to the Credit Agreement dated October 16, 2001.(12)
           10.13 Credit and Security Agreement dated December 5, 2001 by and among Wachovia Bank, N.A. and Buckeye Receivables (Credit and Security Agreement).(13)
           10.14  Amendment No. 3 to the Credit Agreement dated March 18,
                  2002.(14)
           10.15  Consent Under Credit Agreement dated August 20, 2002.
           10.16  Amendment to the Credit and Security Agreement dated
                  September 3, 2002.
           12.1   Computation of Interest Coverage Ratio.

           21.1   Subsidiaries of the Registrant.
           23.1   Consent of Ernst & Young LLP.
           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Cannon, the Chief Executive Officer of Buckeye Technologies Inc. on September 20, 2002.
           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on September 20, 2002.

----------------------

        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and as amended on October 30, 1995 and November 21, 1995.
        (2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
        (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2000.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended March 31, 2001.
        (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.
        (6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.
        (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1998.
        (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.
        (9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 13, 1999.
       (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
       (11) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 2001.
       (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2001.
       (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2001.
       (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
(b)    Reports on Form 8-K
       During the quarter ended June 30, 2002, the following reports were filed on Form 8-K or 8-K/A

       - Report dated April 2, 2002, announcing the conference call regarding operating results for the quarter ended March 31, 2002.
       - Report dated April 5, 2002, amending the scheduling of the conference call regarding operating results for the quarter ended March 31, 2002.
       - Report dated May 16, 2002, announcing the sale of 2.1 million shares of common stock.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By:      /S/ ROBERT E. CANNON
-------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 20, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /S/ ROBERT E. CANNON
-------------------------------
Robert E. Cannon, Director, Chairman of the Board and Chief Executive Officer
Date: September 20, 2002




By:      /S/ DAVID B. FERRARO
-------------------------------
David B. Ferraro, Director, President and Chief Operating Officer
Date: September 20, 2002



By:      /S/ SAMUEL M. MENCOFF
--------------------------------
Samuel M. Mencoff, Director
Date: September 20, 2002



By:      /S/ HENRY F. FRIGON
--------------------------------
Henry F. Frigon, Director
Date: September 20, 2002


By:      /S/ RED CAVANEY
--------------------------------
Red Cavaney, Director
Date: September 20, 2002



By:      /S/ GAYLE L. POWELSON
--------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer
Date: September 20, 2002

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Robert E. Cannon, certify that:

         1. I have reviewed this annual report on Form 10-K of Buckeye Technologies Inc. ("Buckeye");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of, and for, the periods presented in this annual report.


Date:  September 20,  2002                         /s/ ROBERT E. CANNON
                                                   -------------------------
                                                   Chairman of the Board
                                                   and Chief Executive Officer




                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Gayle L. Powelson, certify that:

         1. I have reviewed this annual report on Form 10-K of Buckeye Technologies Inc. ("Buckeye");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of, and for, the periods presented in this annual report.

Date September 20, 2002                            /s/ GAYLE L. POWELSON
                                                   ------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer

                            BUCKEYE TECHNOLOGIES INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          PAGE

Report of Management................................................................       F-2
Report of Independent Auditors......................................................       F-3
Financial Statements as of June 30, 2002, June 30, 2001 and for the three years ended June 30, 2002:
Consolidated Statements of Operations...............................................       F-4
Consolidated Balance Sheets.........................................................       F-5
Consolidated Statements of Stockholders' Equity.....................................       F-6
Consolidated Statements of Cash Flows...............................................       F-7
Notes to Consolidated Financial Statements..........................................       F-8
Schedule:
       Schedule II - Valuation and Qualifying Accounts..............................      F-25


Report of Management


        The management of Buckeye Technologies Inc. is committed to providing financial reports that are complete, accurate, and easily understood.

        The consolidated financial statements and financial information included in this report have been prepared in accordance with accounting principles generally accepted in the United States and in the opinion of management fairly and completely present the Company's financial results. Our auditor, Ernst
& Young LLP, has examined our financial statements and expressed an unqualified opinion.

        Ensuring the accuracy of financial statements starts at the top of the Company. Our Board of Directors provides oversight as the representative of the stockholders. Our Audit Committee, consisting entirely of independent Directors, meets regularly with management and the auditors to review our financial reports.

        The Company's senior management, our Corporate Leadership Team, is actively involved in all aspects of the business. This group understands key strategies and monitors financial results. We maintain a system of internal controls which provides reasonable assurance that transactions are accurately recorded and assets are safeguarded. All of the Company's officers and financial executives adhere to the Company's Code of Ethics and provide written confirmation of their compliance.

        Buckeye was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.




/S/ ROBERT E. CANNON         /S/ DAVID B. FERRARO      /S/ GAYLE L. POWELSON
Robert E. Cannon             David B. Ferraro          Gayle L. Powelson
Chairman of the Board and    President and             Senior Vice President and
Chief Executive Officer      Chief Operating Officer   Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Stockholders of Buckeye Technologies Inc.

         We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, in 2001, the Company changed its method of depreciation for certain equipment, and in 2002, the Company adopted Statement of Financial Accounting Standards No. 142.


                                              /S/ ERNST & YOUNG LLP


Memphis, Tennessee
August 1, 2002
    except for the ninth paragraph of Note 8 and the second paragraph of Note 21, as to which the date is September 3, 2002 and the first paragraph of Note 21, as to which the date is August 20, 2002.

Consolidated Statements of Operations
(In thousands, except per share data)

                                                                              Year Ended June 30
                                                                       2002           2001             2000
                                                                --------------- --------------- --------------
Net sales                                                          $ 635,218        $ 731,528      $ 755,544
Cost of goods sold                                                   557,963          574,055
                                                                     -------          -------
                                                                                                     563,911
Gross margin                                                          77,255          157,473
                                                                                                     191,633
Selling, research and administrative expenses                         37,101           46,326
                                                                                                      54,725
Restructuring and impairment costs                                    11,589                -
                                                                     --------         -------        -------
Operating income                                                      28,565          111,147
                                                                                                     136,908
Other income (expense):
     Interest income                                                     535            1,097            741
     Interest expense and amortization of debt costs                 (48,586)         (45,853)       (43,485)
     Foreign exchange, amortization of intangibles and
     other                                                           ( 3,438)         ( 2,062)       ( 5,047)
                                                                     ---------      ---------       ---------
                                                                     (51,489)         (46,818)       (47,791)
                                                                      --------      ---------       ---------
Income (loss) before income taxes and cumulative effect of
       change in accounting                                          (22,924)         64,329          89,117
Income tax expense (benefit)                                         ( 8,420)         21,055          30,000
                                                                     ---------       ---------       --------
Income (loss) before cumulative effect of change in
      accounting                                                     (14,504)         43,274          59,117
Cumulative effect of change in accounting
      (net of tax of  $0 and $1,286, respectively)                   (11,500)          3,249               -
                                                                     ---------       ---------       --------
Net income (loss)                                                  $ (26,004)       $ 46,523        $ 59,117
                                                                     ========        ========        ========

Earnings (loss) per share before cumulative effect of
      change in accounting
             Basic earnings (loss) per share                       $   (0.42)       $   1.25        $   1.68
             Diluted earnings (loss) per share                     $   (0.42)       $   1.23        $   1.65

Cumulative effect of change in accounting
              Basic earnings (loss) per share                      $   (0.33)       $   0.09        $     -
              Diluted earnings (loss) per share                    $   (0.33)       $   0.09        $     -

Earnings (loss) per share
              Basic earnings (loss) per share                      $   (0.74)       $   1.35        $  1.68
              Diluted earnings (loss) per share                    $   (0.74)       $   1.32        $  1.65

Weighted average shares for basic earnings per share                  34,906          34,534         35,091
Effect of dilutive stock options                                           -             786            838
                                                                     --------         -------        -------
Adjusted weighted average shares for diluted earnings
     per share                                                        34,906          35,320         35,929
                                                                     ========        =======         ======

See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

                                                                                         June 30
                                                                                   2002           2001
                                                                              -----------------------------
Assets
Current assets:
     Cash and cash equivalents                                                 $   56,006     $   12,932
     Cash, restricted                                                               3,375              -
     Short-term investments                                                         8,863              -
     Accounts receivable - trade, net of allowance for doubtful accounts
       of $1,391 and $984 at June 30, 2002 and 2001, respectively                  94,534         99,832
     Accounts receivable - other                                                    3,618          4,757
     Inventories                                                                  145,103        136,780
     Deferred income taxes                                                          7,421          4,613
     Prepaid expenses and other                                                    22,232         10,247
                                                                                  -------        -------
Total current assets                                                              341,152        269,161

Property, plant and equipment, net                                                627,752        629,551
Goodwill, net                                                                     120,399        131,688
Intellectual property and other, net                                               46,070         45,150
                                                                                  -------        -------
Total assets                                                                   $1,135,373     $1,075,550
                                                                              ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable                                                    $   33,789     $   52,645
     Accrued expenses                                                              47,832         51,457
     Current portion of capital lease obligation                                      793              -
     Current portion of long-term debt                                             22,000         21,895
                                                                                  -------        -------
Total current liabilities                                                         104,414        125,997

Long-term debt                                                                    675,396        632,784
Accrued postretirement benefits                                                    19,163         18,923
Deferred income taxes                                                              79,295         64,353
Capital lease obligation                                                            3,029              -
Other liabilities                                                                     416          3,471

Commitments and contingencies (Notes 7, 11, 14, and 15)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none
     issued or outstanding                                                              -              -
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued and 36,948,900 and 34,195,440 shares outstanding at
     June 30, 2002 and 2001, respectively                                             431            431
Additional paid-in capital                                                         55,517         65,125
Deferred stock compensation                                                          (282)          (202)
Accumulated other comprehensive income                                            (36,381)       (58,289)
Retained earnings                                                                 318,633        344,637
Treasury shares, 6,193,870 and 8,947,330 shares at
     June 30, 2002 and 2001, respectively                                        ( 84,258)      (121,680)
                                                                                 ---------      ---------
Total stockholders' equity                                                        253,660        230,022
                                                                                 ---------      ---------
Total liabilities and stockholders' equity                                     $1,135,373     $1,075,550
                                                                                =========      =========



See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

                                                                                  Accumulated
                                                     Additional     Deferred         other
                                         Common       paid-in        stock       comprehensive    Retained     Treasury
                                          stock       capital     compensation      income        earnings      Shares      Total
                                         ------       -------     ------------      ------        --------      ------      -----
Balance at June 30, 1999                 $ 431        $65,477       $ (1,468)     $ (21,642)      $ 238,997    (104,376)   $177,419
Comprehensive income:
     Net income                              -              -              -              -          59,117           -      59,117
     Other comprehensive income:
         Foreign currency translation
         adjustment                          -              -              -        (12,734)              -           -     (12,734)
                                                                                                                            -------
Comprehensive income                                                                                                         46,383
Purchase of 717,900 shares                   -              -              -              -               -      (11,715)   (11,715)
Compensation charge for stock options        -            107              -              -               -            -        107
Issuance of  88,778 shares of common stock   -           (180)             -              -               -        1,221      1,041
Termination of stock options                 -            (98)            98              -               -            -          -
Amortization of deferred stock compensation  -            744              -              -               -            -        744
                                           ----         ------         -------      --------         -------      ------     -------

Balance at June 30, 2000                    431        65,306           (626)       (34,376)         298,114    (114,870)   213,979
Comprehensive income:
     Net income                               -             -              -              -           46,523           -     46,523
     Other comprehensive income:
         Foreign currency translation
         adjustment                           -             -              -         (23,913)              -           -    (23,913)
                                                                                                                             ------
Comprehensive income                                                                                                         22,610
Purchase of 769,300 shares                    -             -              -               -               -       (9,827)   (9,827)
Issuance of  214,126 shares of common stock   -          (199)             -               -               -       3,017      2,818
Termination of stock options                  -            18            (18)              -               -           -          -
Amortization of deferred stock compensation   -             -            442               -               -           -        442
                                           -----       -------          ------        -------        -------     -------     ------

Balance at June 30, 2001                    431        65,125           (202)        (58,289)        344,637    (121,680)   230,022
Comprehensive income (loss):
     Net income (loss)                        -             -              -               -         (26,004)           -   (26,004)
     Other comprehensive income:
         Foreign currency translation
         adjustment                           -             -              -          21,908               -            -    21,908
                                                                                                                             ------
Comprehensive income (loss)                                                                                                  (4,096)
Issuance of 2,756,859 shares of common stock  -       (11,054)             -               -               -       37,482    26,428
Tax benefit on option exercise                -         1,356              -               -               -            -     1,356
Termination of restricted stock               -             -              -               -               -          (60)      (60)
Deferred stock compensation                   -            90            (90)              -               -            -         -
Amortization of deferred stock compensation   -             -             10               -               -            -       (10)
                                           -----      --------         ------         -------         -------     -------   -------
Balance at June 30, 2002                   $ 431      $55,517         $ (282)        $(36,381)     $ 318,633     $(84,258) $253,660
                                           =====      =======         =======         ========     =========      ========  =======


See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                   Year Ended June 30
                                                                           2002           2001          2000

--------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                      $(26,004)       $ 46,523      $ 59,117
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Cumulative effect of change in accounting                           11,500          (3,249)            -
     Impairment charge on idle equipment                                  9,984               -             -
     Depreciation                                                        44,977          43,619        42,305
     Amortization                                                         5,525           9,028         6,141
     Deferred income taxes                                                9,142           9,575         9,857
     Other                                                                1,820           4,550         5,661
     Changes in operating assets and liabilities:
         Accounts receivable                                             10,230           2,921       (21,962)
         Inventories                                                     (3,411)        (32,692)        1,561
         Prepaid expenses and other assets                              (10,807)         (8,358)          859
         Accounts payable and other current liabilities                 (25,031)         (3,333)       35,156
                                                                         -------          ------      -------
Net cash provided by operating activities                                27,925          68,584       138,695

Investing activities
Acquisitions of businesses                                                    -         (36,588)      (29,501)
Purchases of property, plant and equipment                              (35,972)       (153,033)      (68,561)
Purchase short term investments                                          (8,863)
Other                                                                    (1,292)         (1,637)      (13,734)
                                                                         ------         --------      --------
Net cash used in investing activities                                   (46,127)       (191,258)     (111,796)

Financing activities
Net proceeds from sale of equity interests                               26,233           2,604           702
Purchase of treasury shares                                                   -          (9,827)      (11,715)
Net borrowings (payments) under revolving line of credit                 54,040         160,819        (2,804)
Payments for debt issuance costs                                         (2,157)         (1,354)            -
Principal payments on long-term debt and other                          (18,459)        (35,521)         (163)
                                                                         ------          -------      -------
Net cash provided by (used in) financing activities                      59,657         116,721       (13,980)
Effect of foreign currency rate fluctuations                              1,619          (2,060)         (742)
                                                                         ------          -------      -------
Increase (decrease) in cash and cash equivalents                         43,074          (8,013)       12,177
Cash and cash equivalents at beginning of year                           12,932          20,945         8,768
                                                                         ------          -------      -------
Cash and cash equivalents at end of year                                $56,006        $ 12,932      $ 20,945
                                                                         ======          =======      =======


See accompanying notes.

Notes to Consolidated Financial Statements
(In thousands, except share data)

1. Accounting Policies

Business Description and Basis of Presentation

         The financial statements are consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company manufactures and distributes value-added cellulose-based specialty products used in numerous applications including disposable diapers, personal hygiene products, engine air and oil filters, food casings, rayon filament, acetate plastics, thickeners, and papers.

Cash and Cash Equivalents

         The Company considers cash equivalents to be temporary cash investments with maturity of three months or less when purchased.

Short-term Investments

         The Company's short-term investments, consisting primarily of high-grade debt securities, are recorded at fair value and are classified as available-for-sale. Maturities of these investments are one year or less.

Inventories

         Inventories are stated at the lower of cost (determined on average cost or first-in, first-out methods) or market.

Property, Plant and Equipment

         Property, plant and equipment is recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2002, 2001 and 2000 was $1,772, $4,824 and $447 respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. Other capital assets use the straight-line method for determining depreciation. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings--30 to 40 years; machinery and equipment--3 to 16 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

         The Company accrues the cost of periodic planned maintenance shutdowns, based on its best estimate of incremental spending and the fixed overhead cost, over the period between shutdowns.

Impairment of Long-Lived Assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Note 4 for information concerning impairment charges.

            Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" in June 2001, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods ranging from 30 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization was $17,950 and $17,793 at June 30, 2002 and 2001, respectively.

Intellectual Property and Other

         At June 30, 2002 and 2001, the Company had intellectual property totaling $37,442 and $36,688, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid businesses. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $5,562 and $3,432 at June 30, 2002 and 2001, respectively. Intellectual property amortization expense of $2,199, $2,175 and $1,155 was recorded during the years June 30, 2002, 2001 and 2000, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $2,175 in 2003, $2,210 in 2004, $2,215 in 2005, $2,175 in
2006 and $2,070 in 2007.

         Deferred debt costs of $15,313 and $13,160 at June 30, 2002 and 2001, respectively are amortized by the interest method over the life of the related debt and are net of accumulated amortization of $7,088 and $5,095 at June 30, 2002 and 2001, respectively.

Income Taxes

         The Company has provided for income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Risk Management

         Effective at the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS Nos. 137 and 138. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured by its fair value. These statements also establish new accounting rules for hedge transactions, which depend on the nature and effectiveness of the hedge relationship.

         The Company periodically uses derivatives and other financial instruments to hedge exposures to natural gas, interest rates and currency risks. For hedges which meet the SFAS No. 133 criteria, the Company formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value.

Credit Risk

         The Company has established credit limits for each customer. The Company generally requires the customer to provide a letter of credit for export sales in high-risk countries. Credit limits are monitored routinely.

Environmental Costs

         Liabilities are recorded when environmental assessments are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

Revenue Recognition

         Revenues are recognized when title to the goods passes to the customer. Net sales are composed of sales reduced by sales allowances.

Shipping and Handling Costs

         Amounts related to shipping and handling and billed to a customer in a sale transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Foreign Currency Translation

         Company management has determined that the local currency of its German, Irish, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "Other income" in the results of operations. Transaction gains and (losses) of $(1,974), $2,133 and $716 were recorded during the years ended June 30, 2002, 2001 and 2000, respectively.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

         Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, income tax liabilities, accruals for planned maintenance shutdowns, and contingent liabilities.

         During 2002 and 2001, the Company changed its estimate of its accrual for planned maintenance shutdowns based on a change in the estimated timing of the shutdown. The effect of the change was to decrease cost of goods sold $1,181 and $2,207 for the years ended June 30, 2002 and 2001, respectively.

Earnings Per Share

         Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Diluted loss per share amounts for 2002 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been an anti-dilutive effect.


Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

Recently Issued Accounting Standards

         In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity." SFAS No. 144 is effective for the Company's fiscal year 2003.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to current year classifications. In 2002, the Company began classifying bank overdrafts as accounts payable. Total bank overdrafts at June 30, 2002 and June 30, 2001 were $4,315 and $6,020, respectively.

2. Changes in Accounting

Depreciation

         Through June 30, 2000, property, plant and equipment had been depreciated on the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years. Effective July 1, 2000, depreciation on the Company's production machinery and equipment at cotton cellulose and airlaid nonwovens plants was computed using the units-of-production method, which is based upon the expected productive hours of the assets, subject to a minimum level of depreciation. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this machinery and equipment is related substantially to physical wear due to usage rather than the passage of time. This method, therefore, more appropriately matches production costs over the lives of the production machinery and equipment of the cotton cellulose and airlaid nonwovens plants with the revenues of those plants and results in a more accurate allocation of the cost of the physical assets to the periods over their useful lives. The cumulative effect of applying the new method for years prior to 2001 is an increase to income of $3,249 net-of-tax ($4,535 pretax) reported as a cumulative effect of accounting change in the consolidated statement of income for the year ended June 30, 2001. In addition, the net income of the Company, excluding the cumulative effect of accounting change, for the year ended June 30, 2001 is $440 or $.01 per share more than it would have been if the Company had continued to follow the straight-line method of depreciation of the production machinery and equipment of the cotton cellulose and airlaid nonwovens plants.

         The pro-forma amounts below reflect the retroactive application of units-of-production depreciation on machinery and equipment of the cotton cellulose and airlaid nonwoven plants and the corresponding elimination of the cumulative effect of the accounting change.

                                         Year ended June 30
                                        2001           2000
                                        ----           ----
As reported:
Net income                           $ 46,523       $ 59,117
Basic earnings per share                 1.35           1.68
Diluted earnings per share               1.32           1.65

Pro forma:
Net income                           $ 43,274       $ 58,927
Basic earnings per share                 1.25           1.68
Diluted earnings per share               1.23           1.64

Goodwill

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS
No. 142). The Company adopted SFAS 142 on July 1, 2001 and discontinued the amortization of goodwill. The following schedule adjusts reported net income
(loss) and related earnings (loss) per share to exclude amortization expense related to goodwill, including any related tax effects, for all periods presented:

                                                                     Years Ended June 30
                                                           2002             2001             2000
                                                      ---------------------------------------------------
      Adjusted income (loss) before cumulative
            effect of change in accounting for
            goodwill...............................        $ (14,504)          $46,523         $59,117
      Net income (loss):
            Originally reported net income (loss)..          (26,004)           46,523          59,117
             Add back: Goodwill Amortization
               (net of taxes).....................                 -             3,881           3,596
                                                      ---------------------------------------------------
             Adjusted net income (loss)............        $ (26,004)          $50,404         $62,713
                                                      ===================================================
      Adjusted earnings (loss) per share:
             Basic.................................          $ (0.74)           $ 1.46          $ 1.79
             Diluted...............................          $ (0.74)           $ 1.43          $ 1.75

         Under the guidelines of SFAS 142, the Company has completed its impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, the Company has reduced its goodwill by $11,500 in its converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business does not support its goodwill on a discounted basis. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

3. Business Combinations

         On October 1, 1999, the Company acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business, for $29,501 in cash and $83,963 ($88,000 in notes payable, net of $4,037 discount) in debt payable to UPM-Kymmene. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston, North Carolina. On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Americana), located in Americana, Brazil for $36,588, including acquisition costs. The Americana acquisition was funded using borrowings from the Company's bank credit facility. In May 2001, production at Americana was suspended and capital improvements are planned to allow sales to market customers. Both acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price is based on the respective fair value of assets and liabilities at the date of acquisition.

Purchase Price Allocation

                                       Walkisoft         Americana
                                       ---------         ---------
Working capital, net of cash          $  9,266           $     67
Property, plant and equipment           92,223              9,332
Intangible assets                       11,975             21,500
Other assets                                 -              5,689
                                        ------            -------
                                      $113,464           $ 36,588
                                      =========         =========

         The consolidated operating results of Walkisoft and Americana have been included in the consolidated statements of operations from their respective dates of acquisition. The following pro forma results of operations assume that the acquisitions occurred at the beginning of the year of acquisition and at the beginning of the year proceeding the year of acquisition. The information for the year ended June 30, 2001 is after the cumulative effect of the change in accounting.

Pro forma results of operations            Year Ended June 30
                                         2001               2000
                                   ------------------------------------
Net sales                             $ 732,158         $ 781,585
Net income                               46,481            57,708
Basic earnings per share                   1.35              1.64
Diluted earnings per share                 1.32              1.61


         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combinations been consummated as of the above date, nor is it necessarily indicative of future operating results.

4. Restructuring and Impairment Costs

         During the year ended June 30, 2002, the Company entered into a restructuring program. The program is designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the year ended June 30, 2002, comprised mainly of severance and other employee benefit costs, is $1,605.

         Involuntary termination benefits of $1,004 have been paid and $601 have been accrued as of June 30, 2002. Payments related to the restructuring program are expected to continue into the second quarter of fiscal year 2003. As a result of the restructuring, approximately 185 positions have been eliminated. An additional 15 positions will be eliminated by the end of the first quarter of fiscal 2003. All costs of the program are reported in the statements of operations under restructuring and impairment costs. The nonwovens and cotton businesses in North America and Europe are impacted by this cost reduction program. As part of this restructuring, the Company has closed engineering offices located in Finland.

         During the quarter ended June 30, 2002, the Company recorded impairment costs of $9,984 in the statements of operations under restructuring and impairment costs. These impairment costs are primarily related to the write-off of obsolete airlaid nonwovens packaging equipment that has been replaced with more efficient StacPac(TM) lines. This equipment is expected to be disposed of during fiscal year 2003.

5. Inventories

Components of inventories
                                                   June 30
                                             2002            2001
                                    ------------------------------------

Raw materials                            $ 36,902         $ 39,008
Finished goods                             84,906           76,032
Storeroom and other supplies               23,295           21,740
                                    ------------------------------------
                                         $145,103         $136,780
                                    ====================================

6. Property, plant and equipment

Components of property, plant and equipment
                                                      June 30
                                                2002             2001
                                            -----------------------------

Land and land improvements                     $ 15,618          $ 14,362
Buildings                                       140,476            97,788
Machinery and equipment                         718,356           610,372
Construction in progress                         31,095           138,458
                                            -----------------------------
                                                905,545           860,980
Accumulated depreciation                       (277,793)         (231,429)
                                            -----------------------------
                                               $627,752          $629,551
                                            =============================

7. Accrued expenses

Components of accrued expenses
                                                 June 30
                                          2002               2001
                                       ----------------------------

Retirement plans                        $ 5,899           $ 6,369
Vacation pay                              4,392             4,947
Maintenance accrual                       7,699             8,008
Sales program accrual                     3,184             3,486
Interest                                  8,324             8,283
Property taxes                            3,259             2,938
Salaries and incentive pay                1,766             4,170
Other                                     3,309            13,256
                                       ----------------------------
                                        $47,832           $51,457
                                       ============================

8. Debt

Components of long-term debt
                                                June 30
                                         2002              2001
                                      ----------------------------
Senior Subordinated Notes due:
   2005                                $149,751           $149,692
   2008                                  99,644             99,603
   2010                                 151,900            146,505
Credit Facilities                       245,698            187,439
Notes payable                            43,403             64,432
Other                                     7,000              7,008
                                      ----------------------------
                                        697,396            654,679
Less current portion                     22,000             21,895
                                      ----------------------------
                                       $675,396           $632,784
                                      ============================

         The Company completed a public offering of $150,000 principal amount of 8.5% unsecured Senior Subordinated Notes due December 15, 2005 (the 2005 Notes) during November 1995. The 2005 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2000, at redemption prices varying from 104.25% of principal amount to 100.00% of principal amount on or after December 15, 2003, in each case together with accrued and unpaid interest to the date of redemption.

         The Company completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the 2008 Notes) during July 1996. The 2008 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2001, at redemption prices varying from 104.625% of principal amount to 100.00% of principal amount on or after September 15, 2004, in each case together with accrued and unpaid interest to the date of redemption.

         The Company completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010 during June 1998. In fiscal 1999, the Company exchanged these outstanding notes for public notes (the 2010 Notes) with the same terms. The 2010 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 2003, at redemption prices varying from 104.00% of principal amount to 100.00% of principal amount on or after October 15, 2006, in each case together with accrued and unpaid interest to the date of redemption. These notes have been hedged by an interest rate swap (see Note 12).

         The Company has a secured credit facility (the Credit Facility) providing for borrowings up to $215,000 of which $213,500 is outstanding at June 30, 2002. The Credit Facility matures on March 31, 2005. The Company amended its Credit Facility on March 18, 2002 to modify the financial covenants for the period March 31, 2002 through June 30, 2003. The interest rate applicable to borrowings under the Credit Facility is the agent's prime rate plus 1.75% to 2.25% or a LIBOR based rate ranging from LIBOR plus 2.75% to LIBOR plus 3.75%. The Credit Facility is secured by substantially all of the Company's assets located in the United States. The Senior Subordinated Notes are subordinate to the Credit Facility.

         Borrowings under the Credit Facility at June 30, 2002 were at an average rate of 5.79%. Letters of credit issued through the Credit Facility of $1,179 are outstanding at June 30, 2002. On March 28, 2002, the Company borrowed the remaining availability on its Credit Facility and invested the excess cash in AAA rated money market funds and AAA rated short term securities.

         The Company has a secured credit facility in Canada providing for borrowings of approximately $13,276. This facility matures on September 30, 2003 and is secured by substantially all of the Company's assets in Canada. The interest rate applicable to borrowings under the facility is a Bankers Acceptance based rate ranging from BA plus 0.75% to BA plus 1.75%. At June 30, 2002, there was no available borrowing under this facility. In addition, the Company has a credit facility in Germany providing for borrowings of approximately $6,150. Letters of credit issued through this credit facility of $2,269 are outstanding at June 30, 2002. The amount available for borrowing under the German credit facility is approximately $3,880 at June 30, 2002.

         In connection with the purchase of the nonwovens assets of UPM-Kymmene as of October 1, 1999, the Company entered into four separate promissory notes with the seller. The principal amount of each note is $22,000 and each bears interest at a rate of 5%. The total principal amount outstanding at June 30, 2002 is $44,000 less the unamortized discount of $597 which is based on an imputed interest rate of 7.1%. One note in the principal amount of $22,000 plus accrued interest on all outstanding notes is due on each of the next two anniversaries of the closing date. The notes are secured by the stock of the German subsidiary formed to operate Walkisoft.

         On March 1, 2000, the Company purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, the Company entered into two separate unsecured promissory notes with Stac-Pac Technologies Inc. The principal amount of each note is $5,000 and each bears interest at a rate of 7%. The principal amount of the first note plus accrued interest has been paid. In accordance with the purchase agreement, the Company is entitled to withhold the final installment of the purchase price until final resolution of a patent opposition legal proceeding. Therefore, the principal amount of the second note has been classified as long-term debt.

         On December 5, 2001, the Company entered into a receivables based credit facility with a commercial bank providing for borrowings up to $30,000, of which $18,922 was outstanding at June 30, 2002. In accordance with the terms of the agreement, $3,375 of the loan proceeds are held as restricted cash. The credit facility was amended on September 3, 2002. It matures on December 4, 2003 and the interest rate applicable to borrowings under the credit facility is one-week LIBOR plus 0.75%. The credit facility is secured by certain insured receivables of the Company. At June 30, 2002, the Company had unused borrowing availability of $11,078 on its receivables based credit facility.

         Senior Subordinated Notes. At March 31, 2002, the Company's fixed charge coverage ratio (as defined) in the subordinated note indentures) fell below 2:1. As specified in those indentures, the Company's debt is now limited to "Permitted Indebtedness" (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to its current borrowings under the revolving credit facility and may continue to borrow under its receivables based credit facility up to the $30,000 limit. In addition, the Company has a $25,000 basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. In the event that any principal is repaid on the receivables based credit facility, any new borrowing under the receivables based credit facility will be counted against the $25,000 basket.

         Aggregate maturities of long-term debt are as follows: 2003-$22,000, 2004-$58,601, 2005-$213,500, 2006-$149,751; and thereafter $253,544. Terms of long-term debt agreements require compliance with certain covenants including minimum net worth, interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2002, the amount available for the payment of dividends and/or the acquisition of treasury stock was zero under the most restrictive of these agreements.

         Total interest paid by the Company for the years ended June 30, 2002, 2001, and 2000 was $49,046, $48,859, and $37,819, respectively.

         The Company has no off-balance sheet financing except for operating leases as disclosed in Note 9.

9. Leases

         In October 2001, the Company entered into capital lease agreements for certain airlaid nonwovens plant equipment. The total cost of the assets covered by these agreements was $4,284. At June 30, 2002, the Company's future minimum lease payments for these assets were as follows: 2003 through 2006--$834; 2007--$717 and thereafter--$818.

         The Company leases office and warehouse facilities and other equipment under various operating leases. Operating Lease expense was $4,554, $3,676 and $3,127 during the years ended June 30, 2002, 2001 and 2000, respectively. The following shows the Company's commitments under its operating leases at June 30, 2002: 2003--$1,513; 2004--$1,083; 2005--$955; 2006--$245 and none thereafter.

10. Stockholders' Equity

         During the quarter ended June 30, 2002, the Company sold 2,150,000 shares of its common stock, held as treasury shares, from its universal shelf registration initially filed with the Securities and Exchange Commission (SEC) on March 15, 2002 and declared effective by the SEC on April 18, 2002. These direct sales were at a price of $10.00 per share and the net proceeds were approximately $21,364.

         The Company's stock option plans provide for the granting of either incentive or nonqualified stock options to employees and nonemployee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant.

Option plan activity
                                                          Average       Average
                                                          Exercise        Fair
                                         Options           Price         Value
                                      ------------------------------------------
Outstanding at June 30, 1999            3,785,900          $ 12.99
Granted at market                         885,000            16.19      $ 8.86
Exercised                                 (76,150)            9.22
Terminated                                (84,800)           16.93
                                      ------------------------------------------
Outstanding at June 30, 2000            4,509,950            13.61
Granted at market                         150,000            19.02        9.90
Exercised                                (205,000)           12.70
Terminated                                (40,000)           16.46
                                      ------------------------------------------
Outstanding at June 30, 2001            4,414,950            13.81
                                      ------------------------------------------
Granted at market                       1,152,000            11.17        6.28
Granted below market                       80,000             7.60        7.46
Exercised                                (591,000)            8.24
Terminated                               (213,000)           16.32
                                      ------------------------------------------
Outstanding at June 30, 2002            4,842,950            13.65
                                      ------------------------------------------

Options Exercisable at June 30:
     2000                               2,404,551          $ 12.17
     2001                               3,095,450            12.60
     2002                               2,916,950            14.03

         There were 830,400, 1,849,400 and 1,659,400 shares reserved for grants of options at June 30, 2002, 2001, and 2000 respectively. The following summary provides information about stock options outstanding and exercisable at June 30, 2002:

                                                    Outstanding                             Exercisable
                                -------------------------------------------------------------------------------
                                                    Average          Average                          Average
                                                    Exercise     Remaining Life                      Exercise
Exercise Price                      Options          Price           (Years)          Options          Price
---------------------------------------------------------------------------------------------------------------
$ 7.50-$12.00                        2,255,950        $ 9.81           7.0           1,012,950         $ 8.47
$12.50-$24.00                        2,349,792         16.49           6.0           1,772,792          16.62
$18.50-$23.00                          237,208         22.00           6.7             131,208          21.82
---------------------------------------------------------------------------------------------------------------
Total                                4,842,950        $13.65           6.5           2,916,950        $ 14.03
---------------------------------------------------------------------------------------------------------------

         As allowed under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. The following pro forma information has been prepared as if the Company had accounted for its employee stock options using the fair value based method of accounting established by SFAS 123:

                                                Year Ended June 30
                                           2002       2001       2000
                                     ------------------------------------

Net income (loss):
     As reported                        $(26,004)     $46,523   $59,117
     Pro forma                           (28,792)      42,792    54,658
Basic earnings (loss) per share:
     As reported                        $  (0.74)     $ 1.35    $  1.68
     Pro forma                             (0.82)       1.24       1.56
Diluted earnings (loss) per share:
     As reported                        $  (0.74)     $ 1.32    $  1.65
     Pro forma                             (0.82)       1.21       1.52

         The Company has estimated the fair value of each option grant using the Black-Scholes option pricing model. The fair value was estimated with the following weighted average assumptions: expected life of the stock options of eight years; volatility of the expected market price of common stock of .43 for 2002 and .41 for 2001 and .37 for 2000; a risk free interest rate range of 4.5% to 5.1% for 2002, 5.1% to 5.9% for 2001 and 6.0% to 6.2% for 2000 and no
dividends. Option pricing models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility that are subject to change from time to time. Pro forma amounts reflect total compensation expense from the awards made in 1996 through 2002. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made every one to two years, pro forma amounts may not be representative of future years' amounts.

         In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 of the Company's treasury shares to fund this plan. At June 30, 2002, 57,755 restricted shares had been awarded.

         Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because they would have been antidilutive, were 2,953,559, 1,522,000 and 1,486,322 for the years ended June 30, 2002, 2001 and 2000, respectively.

         The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. During the year ended June 30, 2002, no shares were repurchased. A total of 5,009,300 shares have been repurchased through June 30, 2002.

11. Income Taxes

Provision (benefit) for income taxes
                                           Year ended June 30
                           2002              2001                2000
                      ----------------------------------------------------
Current:
     Federal           $ (16,564)        $  5,664            $ 16,487
     Foreign                 470            6,005               3,167
     State and other      (1,468)            (189)                489
                      ----------------------------------------------------
                         (17,562)          11,480              20,143
Deferred:
     Federal               6,281            9,312               4,148
     Foreign               2,649             (100)              5,564
     State and other         212              363                 145
                      -----------------------------------------------------
                           9,142            9,575               9,857
                      -----------------------------------------------------
                       $  (8,420)        $ 21,055            $ 30,000
                      =====================================================

         The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income
(loss) before income taxes and the cumulative effect of the change in accounting, due to the following:

Rate analysis
                                                   Year Ended June 30
                                         2002         2001         2000
                                     -------------------------------------

Expected tax expense (benefit)         $ (8,026)   $ 22,515      $ 31,191
State taxes                                (816)        111           411
Foreign sales corporation                  (685)     (2,986)       (4,969)
Effect of foreign operations              2,517       1,280         2,892
Effect of rate change in
    Germany                                   -        (450)            -
Effect of rate change in
    Canada                                 (585)          -             -
Nondeductible items                          90         638           644
Other                                      (915)        (53)         (169)
                                     --------------------------------------
                                       $ (8,420)   $ 21,055      $ 30,000
                                     ======================================

Significant components of the Company's deferred tax assets (liabilities) are as follows:

Deferred tax assets (liabilities)
                                                  June 30
                                              2002        2001
                                      -----------------------------
Deferred tax liabilities:
   Depreciation                          $ (87,159)  $ (77,818)
   Inventory                                  (690)     (2,411)
   Other                                    (2,576)     (1,505)
                                      -----------------------------
                                           (90,425)    (81,734)
Deferred tax assets:
   Postretirement benefits                   7,505       7,021
   Inventory costs                             128           -
   Net operating losses                      8,764       9,262
   Nondeductible reserves                    4,291       4,195
   Other                                     4,145       4,363
                                      -----------------------------
                                            24,833      24,841
Valuation allowances                        (6,282)     (2,847)
                                      -----------------------------
                                            18,551      21,994
                                      -----------------------------
                                         $ (71,874)  $ (59,740)
                                      =============================

         The valuation allowances at June 30, 2002 and June 30, 2001 relate specifically to net operating losses in the Company's foreign operations.

         The Company paid income taxes of $3,520, $10,640 and $14,304 during the years ended June 30, 2002, 2001 and 2000, respectively.

         For the year ended June 30, 2002, loss before income taxes and the cumulative effect of the change in accounting consisted of $20,699 of domestic loss and $2,232 of foreign loss. For the year ended June 30, 2001, income before income taxes and the cumulative effect of change in accounting consisted of $49,193 of domestic income and $15,136 of foreign income. At June 30, 2002, the Company has foreign net operating loss carryforwards of approximately $44,194, which have no expiration date and U.S. net operating loss carryforwards of approximately $57,278 which expire between 2017 and 2022.

12. Derivatives

         The Company is exposed to certain market risks as a part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments. Examples of underlying instruments are currencies, commodities and interest rates.

         With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2001, the Company records the fair value of all outstanding derivatives in other assets or other liabilities. Gains and losses related to non-designated instruments or the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

         The Company does not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

         The Company periodically uses derivative instruments to reduce financial risk in three areas: interest rates, foreign currency and commodities. The notional amounts of derivatives do not represent actual amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives.

         At June 30, 2002, the Company has one interest rate swap agreement outstanding that effectively converts $100,000 of a fixed rate obligation with an interest rate of 8% to a floating rate obligation with a rate of LIBOR plus 1.97%. The arrangement is considered a hedge of a specific borrowing, and differences paid and received under the arrangement are recognized as adjustments to interest expense. This agreement, which is accounted for as a fair value hedge, decreased interest expense by $3,451 and $264 for the years ended June 30, 2002 and 2001, respectively. The agreement terminates on October 15, 2010. The fair market value of this agreement at June 30, 2002 and 2001 was $2,555 and $(2,787), respectively, and is included in other assets at June 30, 2002 and other liabilities at June 30, 2001. The fair value is based upon the estimated cost to terminate the agreement, taking into account current interest rates and creditworthiness of counterparties.

         In order to minimize market exposure, the Company uses forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. At June 30, 2002, the Company had a natural gas contract outstanding with a fair value of $424 which is included in other assets. The fair value is based upon exchange quoted market prices of comparable instruments. While this contract does not qualify for hedge accounting, neither its effect on the results of operations nor the year-end position was material to the Company's overall results.

         The Company may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

13. Employee Benefit Plans

         The Company has defined contribution retirement plans covering U.S. employees. The Company contributes 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. The plan also provides for additional contributions by the Company contingent upon the Company's results of operations. Contribution expense for the retirement plans for the years ended June 30, 2002, 2001, and 2000 was $5,656, $6,204 and $8,551, respectively.

         The Company also provides medical, dental, and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans. The Company's current policy is to fund the cost of these benefits as payments to participants are required. The Company has established cost maximums to more effectively control future medical costs. Effective July 1, 2002 the Company amended its postretirement medical plan to among other things reduce the level of cost maximums per eligible employee.

The components of net periodic benefit costs are as follows:

Effect on operations

                                                                   Year Ended June 30
                                                            2002          2001         2000
                                                        --------------------------------------

Service cost for benefits earned                          $  725      $    805       $  849
Interest cost on benefit obligation                        1,250         1,169          979
Amortization of unrecognized prior service cost             (600)         (600)        (600)
                                                        --------------------------------------
Total cost                                                $1,375       $ 1,374       $1,228
                                                        ======================================

         The following table provides a reconciliation of the changes in the plans' benefit obligations over the two-year period ending June 30, 2002, and a statement of the plans' funded status as of June 30, 2002 and 2001:

                                                                            June 30
                                                                    2002                2001
                                                              --------------------------------
  Change in benefit obligation:
       Obligation at beginning of year                            $ 15,585          $ 15,467
       Service cost                                                    725               805
       Interest cost                                                 1,250             1,169
       Participant contributions                                       113                57
       Actuarial loss (gain)                                         3,280            (1,879)
       Benefits paid                                                  (973)              (34)
       Amendments                                                   (4,135)                -
                                                              --------------------------------
       Underfunded status at end of year                            15,845            15,585
       Unrecognized prior service cost                               5,891             2,357
       Unrecognized (loss) gain                                     (2,870)              410
        Other                                                          755               571
                                                              --------------------------------
  Net amount recognized in the consolidated balance sheet         $ 19,621          $ 18,923
                                                              ================================

         The amount recognized in the consolidated balance sheet as of June 30, 2002 includes $458 which is classified in accrued expenses as the amount of benefits expected to be paid in fiscal year 2003.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 10.0% for 2002 and is assumed to decrease gradually to 5.0% in 2010 and remain level thereafter. Due to the benefit cost limitations in the plan, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at June 30, 2002 and 7.75% at June 30, 2001.

14. Significant Customer

         Gross sales to The Procter & Gamble Company and its affiliates (P&G) for the years ended June 30, 2002, 2001 and 2000 were 20%, 26% and 31%, respectively, of total gross sales.

15. Segment Information

         The Company operates in one segment consisting of the manufacturing and marketing of value-added cellulose-based specialty products. All of the Company's products involve similar production processes, are sold to similar classes of customers and markets, are distributed using the same methods, and operate in similar regulatory environments.

         The Company's identifiable products are chemical cellulose, customized paper and absorbent products. Chemical cellulose is used to impart purity, strength and viscosity in the manufacture of diverse products such as food casings, rayon filament, acetate plastics, thickeners for food, cosmetics, pharmaceuticals and construction materials. Customized paper is used to provide porosity, color permanence and tear resistance in automotive, laboratory and industrial oil filters, premium letterhead, currency paper and personal stationery. Absorbent products are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products and adult incontinence products; and absorbency, fluid management and strength in wipes, tabletop items, food pads and household wipes and mops.

         The following provides relative gross sales to unaffiliated customers by product:

                                        Year Ended June 30
                             2002              2001              2000
                        ----------------------------------------------------
Absorbent products           50%               53%                   51%
Chemical cellulose           32%               30%                   31%
Customized paper             18%               17%                   18%
                        ----------------------------------------------------
                            100%              100%               100%
                        ====================================================

         The Company has manufacturing operations in the United States, Canada, Germany, Ireland and Brazil. The following provides a summary of net sales to unaffiliated customers, based on point of origin, and long-lived assets by geographic areas:

                                          Year Ended June 30
                               2002               2001             1999
                         -----------------------------------------------------
Net sales:
      United States         $ 452,521           $ 510,557       $ 563,829
      Germany                 108,454             119,193          95,665
      Other                    74,243             101,778          96,050
                         -----------------------------------------------------
Total net sales             $ 635,218           $ 731,528       $ 755,544
                         =====================================================

Long-lived assets:
       United States        $ 505,814           $ 525,850       $ 433,967
       Canada                 114,885             118,837         121,665
       Germany                 76,606              68,787          67,791
       Other                   82,316              80,508          52,539
                          -----------------------------------------------------
Total long-lived assets     $ 779,621           $ 793,982       $ 675,962
                          =====================================================

         For the year ended June 30, 2002, the Company's gross sales by destination were concentrated in the following geographic markets: North America
- 36%, Europe - 37%, Asia - 14%, South America - 7% and Other - 6%.

16. Research and Development Expenses

         Research and development costs of $9,041, $12,958 and $13,059 were charged to expense as incurred for the years ended June 30, 2002, 2001 and 2000, respectively.

17. Commitments

         Under two separate agreements expiring at various dates through December 31, 2010, the Company is required to purchase certain timber from specified tracts of land that is available for harvest. The contract price under the terms of these agreements is either at the then current market price or at fixed prices as stated in the contract. At June 30, 2002, estimated annual purchase obligations were as follows: 2003--$15,000; 2004--$14,000; 2005--$14,000; 2006--$14,000 and thereafter--$67,000. Purchases under these agreements for the years ended June 30, 2002, 2001 and 2000 were $22,365, $21,962 and $25,541, respectively.

18. Contingencies

         The Company's operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. The Company devotes significant resources to maintaining compliance with these laws and regulations. The Company expects that, due to the nature of its operations, it will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with these requirements. Because it is difficult to predict the scope of future requirements, there can be no assurance that the Company will not in the future incur material environmental compliance costs or liabilities.

         The Foley Plant discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection ("FDEP"), approved by the U. S. Environmental Protection Agency ("EPA") in 1995, the Company agreed to a comprehensive plan to attain Class III ("fishable/swimmable") status for the Fenholloway River under applicable Florida law (the "Fenholloway Agreement"). The Fenholloway Agreement requires the Company, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. The Company has already made significant expenditures to make the in-plant process changes required by the Fenholloway Agreement, and the Company estimates, based on 1997 projections, it will incur additional capital expenditures of approximately $40 million over several years to comply with the remaining obligations under the Fenholloway Agreement.

         The EPA requested additional environmental studies to identify possible alternatives to the relocation of the discharge point to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and anticipated EPA "cluster rules" applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant. The Company completed the process changes within the Foley Plant as required by the Fenholloway Agreement. The other requirements of the Fenholloway Agreement have been deferred until the EPA objections to the renewal permit are satisfactorily resolved. Consequently, the capital expenditures may be delayed, and the total capital expenditures for the Foley Plant may increase if costs increase or the Company is required by the "cluster rules" to implement other technologies.

         While the EPA has not yet finalized the wastewater standards under the "cluster rules" applicable to dissolving kraft pulp mills like the Foley Plant, the EPA has issued air emission standards applicable to the Foley Plant. In addition, the EPA is proposing boiler air emission standards that could be applicable to the Foley Plant. It is not possible to accurately estimate the cost of future compliance, but substantial capital expenditures could be required in fiscal year 2005 and thereafter. These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

         The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on the Company's financial position or results of operations.

19. Fair Values of Financial Instruments

         For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of the Company's long-term public debt is based on an average of the bid and offer prices at short maturities. The fair value of the credit facilities approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2002 were $698,189 and $656,948, respectively and at June 30, 2001 were $654,679 and $645,842, respectively.

20. Quarterly Results of Operations (Unaudited)

                                        First Quarter     Second Quarter        Third Quarter     Fourth Quarter (2)
                                        -------------     ---------------       -------------     ------------------
Year ended June 30, 2002

Net sales                                    $ 155,157           $ 155,708           $ 164,225             $160,128
Gross margin                                    20,045              18,936              17,946               20,328
Operating income                                11,424              10,456               7,430                 (745)
Income (loss) before cumulative
  effect of change in accounting                    12                (848)             (4,169)              (9,499)
Net income (loss) (1)                          (11,488)               (848)             (4,169)              (9,499)
Earnings (loss) per share before
    cumulative effect of change in
    accounting:
    Basic (3)                                     0.00               (0.02)              (0.12)               (0.27)
    Diluted (3)                                   0.00               (0.02)              (0.12)               (0.27)
Earnings (loss) per share
     Basic                                       (0.33)              (0.02)              (0.12)               (0.27)
     Diluted                                     (0.33)              (0.02)              (0.12)               (0.27)

Year ended June 30, 2001

Net sales                                     $ 188,604           $ 186,001           $ 181,933            $174,990
Gross margin                                     48,298              43,372              37,674              28,129
Operating income                                 34,890              30,945              27,342              17,970
Income before cumulative effect
    of change in accounting                      15,536              13,318               9,290               5,130
Net income                                       18,785              13,318               9,290               5,130
Earnings per share before
    cumulative effect of change in
    accounting:
    Basic                                          0.45                0.38                0.27                0.15
    Diluted                                        0.43                0.38                0.27                0.15
Earnings per share
     Basic (3)                                     0.54                0.38                0.27                0.15
     Diluted                                       0.52                0.38                0.27                0.15


         (1) Net income for the quarter ended September 30, 2001 has been restated from the amount previously reported in the Company's 10-Q. The effect of the restatement was to recognize in the quarter ended September
30, 2001 the cumulative effect of the change in accounting related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. (See Note 1).

         (2) Fourth quarter of 2002 includes a pretax $11,589 charge ($7,596 after tax) for restructuring and impairment costs which are further described in
Note 4.

         (3) The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

21. Subsequent Events

         On August 20, 2002, the Company's bank group waived the requirement that the Company sell additional equity. The banks also agreed to Buckeye's immediate prepayment of the $22,000 note due on October 1, 2002 to UPM-Kymmene.

         On September 3, 2002, the Company amended its $30,000 receivables based credit facility. The amendment extends the maturity of the facility to December 4, 2003 and reduces the interest rate to one-week LIBOR plus 0.75%.

SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                                        Column B       Column C         Column D          Column E
                                                     --------------- -------------- ------------------ ---------------

                                                        Balance        Additions                          Balance
                                                           at                                                at
                                                       Beginning        Charged                             End
                                                           of             to                                 of
                    Description                          Period        Expenses        Deductions          Period
---------------------------------------------------- --------------- -------------- ------------------ ---------------

Reserve deducted from related asset accounts:
Allowance for doubtful accounts
Year ended June 30, 2002                                   $  984        $   799      $   (392) (a)          $1,391
                                                           ======         ======       =======                =====

Year ended June 30, 2001                                   $1,219         $1,032      $ (1,267) (a)            $984
                                                           ======         ======       =======                 ====

Year ended June 30, 2000                                   $1,042           $177      $     --               $1,219
                                                           ======           ====       =======                =====


Reserve for maintenance shutdowns
Year ended June 30, 2002                                   $8,008         $2,782      $ (3,091) (b)          $7,699
                                                           ======         ======       ========              ======

Year ended June 30, 2001                                   $8,624         $4,874      $ (5,490) (b)          $8,008
                                                           ======         ======       ========              ======

Year ended June 30, 2000                                   $4,822         $6,095      $ (2,293) (b)          $8,624
                                                           ======         ======       ========              ======


Provision for Restructuring
Year ended June 30, 2002                                   $    0         $1,605      $ (1,004) (c)          $  601
                                                             ====         ======       ========               =====


(a)     Uncollectible accounts written off, net of recoveries
(b) Payments made during plant shutdowns were $1,910 in 2002, $3,283 in 2001 and $2,293 in 2000. During 2002 and 2001 the estimate was changed based on a change in the estimated timing of shutdown. Adjustments of $1,181 and $2,207 were made in 2002 and 2001, respectively.
(c)     Severance payments