Form 10-Q
period 2002-09-30
BUCKEYE TECHNOLOGIES INC
filed 2002-11-14
CIK 899597

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


                For the quarterly period ended September 30, 2002

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

As of November 13, 2002, there were outstanding 36,973,478 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------

    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

       1. Financial Statements (Unaudited):
              Condensed  Consolidated  Statements of Income for the Quarter  Ended  September 30, 2002 and
                   2001...................................................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002............        4
              Condensed  Consolidated  Statements of Cash Flows for the Quarter  Ended  September 30, 2002
                   and 2001...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

       4. Controls and Procedures 11

                                              PART II - OTHER INFORMATION
       6.     Exhibits and Reports on Form 8-K............................................................       13

                                                       SIGNATURES                                                14

                                                     CERTIFICATIONS                                              15

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                                     Quarter Ended
                                                                                      September 30
                                                                          -----------------------------------
                                                                                  2002             2001
                                                                          -----------------------------------

Net sales............................................                           $156,425           $155,157
Cost of goods sold                                                               136,044            135,112
                                                                          ----------------     --------------
Gross margin.........................................                             20,381             20,045

Selling, research and administrative expenses........                              8,943              8,621
                                                                          ----------------     --------------
Operating income.....................................                             11,438             11,424

Net interest expense and amortization of debt costs..                             12,126             10,830
Foreign exchange, amortization of intangibles and other                               90                576
                                                                          ----------------     --------------

Income (loss) before income taxes and cumulative
   effect of change in accounting....................                               (778)                18
Income tax expense (benefit).........................                               (259)                 6
                                                                          ----------------     --------------

Income (loss) before cumulative effect of change
   in accounting.....................................                               (519)                12
Cumulative effect of change in accounting
   (net of tax of $0)................................                                   -           (11,500)
                                                                          ----------------     --------------
Net income (loss)....................................                             $ (519)         $ (11,488)
                                                                          ================     ==============

Earnings (loss) per share before cumulative effect of
   change in accounting
         Basic earnings (loss) per share.............                             $ (.01)           $  0.00
         Diluted earnings (loss) per share...........                             $ (.01)           $  0.00

Cumulative effect of change in accounting
          Basic earnings (loss) per share............                               $   -            $ (.33)
          Diluted earnings (loss) per share..........                               $   -            $ (.33)

Earnings (loss) per share
           Basic earnings (loss) per share...........                             $ (.01)            $ (.33)
           Diluted earnings (loss) per share.........                             $ (.01)            $ (.33)

Weighted average shares for basic earnings per share                              36,949             34,443
Effect of dilutive stock options                                                       -                  -
                                                                          ----------------     --------------
Adjusted weighted average shares for diluted earnings per share                   36,949             34,443
                                                                          ================     ==============

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                    September 30    June 30
                                                                         2002         2002
                                                                   ---------------------------
Assets
Current assets:
      Cash and cash equivalents.............................        $   31,617    $   56,006
      Cash, restricted......................................             3,375         3,375
      Short-term investments................................             8,863         8,863
      Accounts receivable-net...............................           103,333        98,152
      Inventories...........................................           140,092       145,103
      Deferred income taxes and other.......................            30,025        29,653
                                                                   ----------------------------
                    Total current assets                               317,305       341,152
Property, plant and equipment...............................           902,050       905,545
Less accumulated depreciation...............................          (287,395)     (277,793)
                                                                   ----------------------------
                                                                       614,655       627,752
Goodwill, net...............................................           114,150       120,399
Intellectual property and other, net........................            50,849        46,070
                                                                   -----------------------------
                   Total assets.............................        $1,096,959    $1,135,373
                                                                   =============================

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable......................................        $   27,704     $   33,789
      Accrued expenses......................................            51,086         47,832
         Current portion of capital lease obligations.......               549            793
      Current portion of long-term debt.....................                 -         22,000
                                                                   -----------------------------
                  Total current liabilities                             79,339        104,414

      Long-term debt........................................           674,837        675,396
      Accrued postretirement benefit obligations............            19,214         19,163
      Deferred income taxes.................................            80,578         79,295
         Capital lease obligations..........................             3,076          3,029
      Other liabilities.....................................               482            416
Stockholders' equity........................................           239,433        253,660
                                                                   ------------------------------
      Total liabilities and stockholders' equity............        $1,096,959     $1,135,373
                                                                   ==============================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Quarter Ended
                                                                                    September 30
                                                                           --------------------------------
                                                                               2002               2001
                                                                           --------------------------------
Operating activities
Net loss..........................................................           $ (519)           $(11,488)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Cumulative effect of change in accounting..................                -              11,500
       Depreciation...............................................           11,427              10,682
       Amortization...............................................            1,502                 961
       Deferred income taxes and other............................            1,557               1,919
       Changes in operating assets and liabilities:
           Accounts receivable....................................           (6,160)              1,755
           Inventories............................................            4,179             (11,978)
           Other assets...........................................             (775)               (591)
           Accounts payable and other current liabilities.........           (2,070)             (5,063)
                                                                           ---------------------------------
Net cash provided by (used in) operating activities...............            9,141              (2,303)

Investing activities
Purchases of property, plant and equipment........................           (4,587)            (16,791)
Other.............................................................             (211)                (94)
                                                                           ----------------------------------
Net cash used in investing activities.............................           (4,798)            (16,885)

Financing activities
Proceeds from exercise of stock options...........................                -               3,605
Net borrowings (payments) under revolving line of credit..........           (5,781)             17,522
Payments for debt issuance costs..................................             (380)               (791)
Principal payments on long term debt and other....................          (22,197)                  -
                                                                           ----------------------------------
Net cash provided by (used in) financing activities...............          (28,358)             20,336
Effect of foreign currency rate fluctuations on cash..............             (374)                (28)
                                                                           ----------------------------------
Increase (decrease) in cash and cash equivalents..................          (24,389)              1,120
Cash and cash equivalents at beginning of period..................           56,006              12,932
                                                                           ----------------------------------
Cash and cash equivalents at end of period........................          $31,617             $14,052
                                                                           ==================================


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE B -- CHANGE IN ACCOUNTING

         Under the guidelines of SFAS 142, the Company has completed its initial impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, the Company has reduced its goodwill by $11,500 in its small single site converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business did not support its goodwill on a discounted basis. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

NOTE C -- RESTRUCTURING COSTS

         During the year ended June 30, 2002, the Company entered into a restructuring program. The program was designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the year ended June 30, 2002, comprised mainly of severance and other employee benefit costs, was $1,605.

         Involuntary termination benefits of $1,497 have been paid, leaving an accrual of $108 at September 30, 2002. Payments related to the restructuring program are expected to be completed during the current fiscal year. As a result of the restructuring, approximately 200 positions have been eliminated. All costs of the program were reported in the statements of operations under restructuring and impairment costs. The nonwovens and cotton operations in North America and Europe are impacted by this cost reduction program. As part of this restructuring, the Company closed engineering offices located in Finland.

NOTE D -- RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 nullifies Emerging Issues Task Force Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The Company does not expect the adoption of SFAS 146 to have a significant financial impact on its Consolidated Financial Statements.

NOTE E --  INVENTORIES

         The components of inventory consist of the following:

                                                   September 30         June 30
                                                       2002               2002
                                                  ------------------------------
                                                           (In thousands)
        Raw materials..........................     $ 32,974           $ 36,902
        Finished goods.........................       83,917             84,906
        Storeroom and other supplies...........       23,201             23,295
                                                  ---------------- -------------
                                                    $140,092           $145,103
                                                  ==============================


NOTE F -- DEBT

         Revolving Credit Facility - The Company amended its Revolving Credit Facility on August 20, 2002. This amendment waived the requirement that the Company sell additional equity. In addition, the banks consented to Buckeye's immediate prepayment of the $22,000 note due on October 1, 2002 to UPM-Kymmene. This note was paid on August 21, 2002.

         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100 million of 8% fixed rate notes payable maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended September 30, 2002 and 2001, the swap reduced the Company's interest expense by $1.0 million and $0.6 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset and an increase in debt of $8.1 million at September 30, 2002 and $4.8 million at September 30, 2001.

         Receivables Based Credit Facility - On September 3, 2002, the Company amended its $30,000 receivables based credit facility. The amendment extends the maturity to December 4, 2003 and reduces the interest rate to one-week LIBOR plus 0.75%.

NOTE G -- COMPREHENSIVE LOSS

         The components of comprehensive loss consist of the following:

                                                                                 Quarter Ended
                                                                                  September 30
                                                                              2002            2001
                                                                           --------------------------
                                                                                 (In thousands)

          Net loss..................................................        $   (519)       $(11,488)
          Foreign currency translation adjustments - net............         (13,708)          3,451
                                                                           ---------------------------
          Comprehensive loss.......................................         $(14,227)       $(8,037)
                                                                           ===========================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $3,182, the Brazilian real of $6,291 and the Canadian dollar of $4,235 for the quarter ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies
         The preparation of Buckeye's financial statements requires estimates, assumptions and judgements that affect the Company's assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see the Management's Discussion and Analysis in the 2002 Annual Report on Form 10-K.

Results of Operations
         Net sales for the first quarter ended September 30, 2002 were $156.4 million compared to $155.2 million for the same period in 2001, an increase of $1.2 million or 0.8%. The increase in net sales was primarily due to 10% higher shipment volumes, offset by lower sales prices for cotton cellulose products.

         Operating income for the quarter ended September 30, 2002 was $11.4 million compared to $11.4 million for the same period in 2001. Cotton raw material costs have recently fallen to more normal levels and the Company has reduced its cotton sales prices to regain volume lost during the raw material and sales price run-up during calendar year 2001.

         Net interest expense and amortization of debt costs for the quarter ended September 30, 2002 were $12.1 million compared to $10.8 million for the same period in 2001, an increase of $1.3 million. The increase was due primarily to the capitalization of $1.7 million of interest on large construction projects during the 2001quarter. This was partially offset by lower debt levels and lower interest rates in the quarter ended September 30, 2002.

         Other expenses for the quarter ended September 30, 2002 were $0.1 million compared to $0.6 million for the quarter ended September 30, 2001. This favorable variance primarily results from foreign currency gains in 2002 versus foreign currency losses in 2001.

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



Financial Condition

     Cash Flow

         Cash flow provided by operating activities of $9.1 million for the quarter ended September 30, 2002 was $11.4 million higher than the same quarter in the prior year. This improved cash flow was primarily due to a reduction in inventories in 2002 versus an increase in inventories in the same quarter in the prior year. Cash provided from operations and cash on hand financed capital expenditures of $4.6 million and debt repayments of $28.0 million during the quarter ended September 30, 2002. The $12.2 million reduction in capital expenditures versus the same quarter in 2001 is attributable to the completion of construction of the large airlaid nonwovens machine at the Gaston plant during the first quarter of 2001.

         EBITDA and Net Debt information are included below as additional means of evaluating the Company's financial condition, liquidity and its ability to satisfy rating agency and creditor requirements. The Company incurs significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in its operations. EBITDA is a central measure used in the Company's compliance with debt covenants related to its credit facility. This measure should not be considered as a superior alternative to net income, operating income, cash flow from operations, or any other operating or liquidity performance measure as defined by generally accepted accounting principles (GAAP) in the United States. EBITDA, as defined by the revolving credit facility (earnings before goodwill accounting change, interest, taxes, depreciation and amortization, and nonrecurring charges) for the quarter ended September 30, 2002 was $23.8 million compared to $21.7 million for the same period in 2001. The 10% increase in EBITDA in 2002 reflects an increase in non-cash charges in 2002.

     Liquidity and Capital Resources

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. The Company's revolving credit facility and senior subordinated notes contain various covenants. At September 30, 2002, the Company was in compliance with such covenants and believes it will remain in compliance throughout fiscal year 2003.

         Revolving Credit Facility - The Company amended its Revolving Credit Facility on August 20, 2002. This amendment eliminated the requirement that the Company sell additional equity. In addition, the banks consented to Buckeye's immediate prepayment of the $22 million note due on October 1, 2002 to UPM-Kymmene. This note was paid on August 21, 2002, thereby reducing the Company's interest expense for the quarter ended September 30, 2002. The Company has borrowed the entire availability on its $215 million Revolving Credit Facility.

         Receivables Based Credit Facility - On September 3, 2002, the Company amended its $30 million receivables based credit facility. The amendment extends the maturity from December 4, 2002 to December 4, 2003 and reduces the interest rate to one-week LIBOR plus 0.75%. At September 30, 3002, the Company had unused borrowing availability of $15.9 million on its receivables based credit facility, reflecting a net debt repayment of $4.8 million during the quarter.

         Senior Subordinated Notes - The Company's fixed charge coverage ratio (as defined in the subordinated note indentures) is below 2:1. As specified in those indentures, the Company's debt is now limited to a "Permitted Indebtedness" limitation (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to, but able to maintain, its current borrowings under the revolving credit facility. In addition, the Company has a $25 million basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. At September 30, 2002, $4.1 million of this basket was used on borrowings from the receivables based credit facility.

         While there can be no assurances, the Company believes that operating results will improve and the Company will exceed the 2:1 ratio, which is measured on a rolling four-quarter basis, by the end of fiscal year 2003. While there can be no assurances, the Company believes that its cash flow from operations along with current cash, cash equivalents and short-term investments, combined with available external financing, will be sufficient to fund capital expenditures (expected to not exceed $40 million for this fiscal year), working capital and service all debt requirements for the foreseeable future.

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


         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended September 30, 2002 and 2001, the swap reduced the Company's interest expense by $1.0 million and $0.6 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $8.1 million at September 30, 2002, $2.6 million at June 30, 2002 and $4.8 million at September 30, 2001.

         Total debt, including the $8.1 million debt recorded for the interest rate swap agreement discussed above, at September 30, 2002 was $678.5 million, a reduction of $22.8 million from June 30, 2002. The noncash increase in long-term debt related to the interest rate swap agreement was $5.5 million and the noncash decrease in debt due to foreign currency translation adjustments was $0.3 million during the quarter ended September 30, 2002. Thus, the net repayment of debt during the quarter totaled $28.0 million.

         The Company holds a significant amount of cash, cash equivalents and short-term investments due to the "Permitted Indebtedness" limitations described above in the section on Senior Subordinated Notes. Net debt, defined as debt and capital lease obligations, net of the interest rate swap, cash and cash equivalents and short-term investments, was $626.5 million at September 30, 2002. Net debt at September 30, 2002 was $3.9 million lower than at June 30, 2002 and $35.5 million lower than the $662.0 million of net debt at September 30, 2001. Net debt is not a measure that is defined by GAAP and is provided as supplemental information to facilitate an understanding of the Company's financial condition.

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially, including but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, financing, markets, products, services, prices, and other factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For additional factors that could impact future results, please see the Company's 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


         Changes in Internal Control. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002, signed by Robert E. Cannon, the Chief Executive Officer of Buckeye Technologies Inc. on November 14, 2002.
         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on November 14, 2002.

(b) Reports on Form 8-K
         During the quarter ended September 30, 2002, the following reports were filed on Form 8-K:
        - Report dated July 16, 2002 announcing the conference call regarding operating results for the quarter ended June 30, 2002.
        - Report dated August 21, 2002 announcing that the Company will not sell additional equity.
        - Report dated September 5, 2002 announcing the extension of its $30 million receivables based credit facility.

(c)      Items 1 through 5 are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye technologies inc.



By: /S/ ROBERT E. CANNON
    -------------------------------------
Robert E. Cannon, Chief Executive Officer

Date: November 14, 2002




By:  /S/ GAYLE L. POWELSON
     ------------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer

Date: November 14, 2002

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Robert E. Cannon, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Buckeye Technologies Inc. ("Buckeye");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of, and for, the periods presented in this quarterly report.

         4. Buckeye's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Buckeye and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to Buckeye, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of Buckeye's disclosure
                 controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
                 "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. Buckeye's other certifying officers and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect Buckeye's ability to record, process, summarize and report financial data and have identified for Buckeye's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in Buckeye's internal controls; and

        6. Buckeye's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14, 2002
                                                    /S/ ROBERT E. CANNON
                                                    ----------------------------

                                                    Chairman of the Board
                                                    and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Gayle L. Powelson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Buckeye Technologies Inc. ("Buckeye");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of, and for, the periods presented in this quarterly report.

         4. Buckeye's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Buckeye and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to Buckeye, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of Buckeye's disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Buckeye's other certifying officers and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect Buckeye's ability to record, process, summarize and report financial data and have identified for Buckeye's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in Buckeye's internal controls; and

         6. Buckeye's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
                                                        /S/ GAYLE L. POWELSON
                                                        ------------------------

                                                        Senior Vice President,
                                                        Chief Financial Officer