Form 10-Q
period 2002-12-31
BUCKEYE TECHNOLOGIES INC
filed 2003-01-31
CIK 899597

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


                For the quarterly period ended December 31, 2002

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


As of January 30, 2003, there were outstanding 36,973,478 Common Shares of the Registrant.


================================================================================

                                      INDEX
                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM

                         PART I - FINANCIAL INFORMATION

      1. Financial Statements (Unaudited):
              Condensed Consolidated  Statements of Operations for the Quarter Ended December 31, 2002 and
                   2001; Six Months Ended December 31, 2002 and 2001......................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002.............        4
              Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended December 31, 2002
                   and 2001...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       13

       4. Controls and Procedures.........................................................................       13

                                              PART II - OTHER INFORMATION

       4.     Submission of Matters to a Vote of Security Holders.........................................       14
       6.     Exhibits and Reports on Form 8-K............................................................       14

                                                       SIGNATURES                                                15

                                                     CERTIFICATIONS                                              16


                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     Quarter Ended                  Six Months Ended
                                                                      December 31                      December 31
                                                             ------------------------------    ----------------------------
                                                                   2002           2001             2002          2001
                                                             ------------------------------    ----------------------------
Net sales..............................................          $153,146        $155,708         $309,571      $310,865
Cost of goods sold.....................................           131,351         136,772          267,395       271,884
                                                             ------------------------------    ----------------------------
Gross margin...........................................            21,795          18,936           42,176        38,981
Selling, research and administrative expenses..........             8,837           8,480           17,780        17,101
                                                             ------------------------------    ----------------------------

Operating income.......................................            12,958          10,456           24,396        21,880

Net interest expense and amortization of debt costs....            11,683          12,550           23,809        23,380
Foreign exchange, amortization of intangibles and other               928             (55)           1,018           521
                                                             ------------------------------    ----------------------------
Income (loss) before income taxes and
      cumulative effect of change in accounting........               347          (2,039)            (431)       (2,021)
Income tax benefit.....................................              (193)         (1,191)            (452)       (1,185)
                                                             ------------------------------    ----------------------------
Income (loss) before cumulative effect of
       change in accounting............................               540            (848)              21          (836)
Cumulative effect of change in accounting
        (net of tax of $0).............................                -                 -               -       (11,500)
                                                             ------------------------------    ----------------------------
Net income (loss)......................................            $  540          $ (848)           $  21     $ (12,336)
                                                             ==============================    ============================

Earnings (loss) per share before cumulative effect of
        change in accounting
             Basic earnings (loss) per share...........            $ 0.01         $(0.02)           $ 0.00       $ (0.02)
             Diluted earnings (loss) per share.........            $ 0.01         $(0.02)           $ 0.00       $ (0.02)

Cumulative effect of change in accounting
             Basic earnings (loss) per share...........              $  -          $   -             $   -       $ (0.33)
             Diluted earnings (loss) per share.........              $  -          $   -             $   -       $ (0.33)

Earnings (loss) per share
            Basic earnings (loss)  per share...........             $0.01         $(0.02)           $ 0.00       $ (0.36)
            Diluted earnings (loss) per share..........             $0.01         $(0.02)           $ 0.00       $ (0.36)

Weighted average shares for basic earnings per share...            36,965         34,674            36,957        34,558
Effect of dilutive stock options.......................                 -              -                16             -
                                                             ------------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................            36,965         34,674            36,973        34,558
                                                            ==============================    ============================


                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                December 31        June 30
                                                                                   2002              2002
                                                                             ------------------------------
Assets
Current assets:
     Cash and cash equivalents....................................               $ 32,255         $ 56,006
     Cash, restricted.............................................                  3,375            3,375
     Short-term investments.......................................                  8,863            8,863
     Accounts receivable - net....................................                 96,501           98,152
     Inventories..................................................                146,079          145,103
     Deferred income taxes........................................                 30,180           29,653
                                                                             ------------------------------
              Total current assets................................                317,253          341,152

Property, plant and equipment.....................................                916,767          905,545
Less accumulated depreciation.....................................               (300,687)        (277,793)
                                                                             ------------------------------
                                                                                  616,080          627,752
Goodwill, net.....................................................                115,865          120,399
Intellectual property and other, net..............................                 46,229           46,070
                                                                             ------------------------------
              Total assets........................................             $1,095,427       $1,135,373
                                                                             ==============================
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable.............................................               $ 26,108         $ 33,789
     Accrued expenses.............................................                 40,114           47,832
     Current portion of capital lease obligations.................                    560              793
     Current portion of long-term debt............................                 49,410           22,000
                                                                             ------------------------------
              Total current liabilities...........................                116,192          104,414

     Long-term debt...............................................                624,555          675,396
     Deferred income taxes........................................                 82,011           79,295
     Capital lease obligations....................................                  2,997            3,029
     Other liabilities............................................                 19,714           19,579
Stockholders' equity..............................................                249,958          253,660
                                                                             ------------------------------
                   Total liabilities and stockholders' equity.....             $1,095,427       $1,135,373
                                                                             ==============================


                             See accompanying notes

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                        December 31
                                                                         -------------------------------------------
                                                                              2002                       2001
                                                                         -------------------------------------------
Operating activities
Net income (loss).................................................              $    21                 $ (12,336)
Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                    -                    11,500
       Depreciation and depletion.................................               23,060                    22,015
       Amortization ..............................................                2,931                     2,053
       Other, net.................................................                2,371                     2,595
       Changes in operating assets and liabilities:
           Accounts receivable....................................                2,218                     6,199
           Inventories............................................                  (28)                  (21,301)
           Prepaid expenses and other assets......................                1,733                      (884)
           Accounts payable and other current liabilities.........              (16,681)                   (8,418)
                                                                         -------------------------------------------
Net cash provided by operating activities.........................               15,625                     1,423

Investing activities
Purchases of property, plant and equipment........................              (11,196)                  (24,752)
Other.............................................................                 (427)                     (635)
                                                                         --------------------------------------------
Net cash used in investing activities.............................              (11,623)                  (25,387)

Financing activities
Proceeds from exercise of stock options...........................                    -                     3,605
Net borrowings (payments) under revolving lines of credit.........               (4,923)                   41,033
Net payments on long term debt....................................              (22,000)                  (22,208)
Payments for debt issuance costs..................................                 (671)                        -
Payments on capital lease obligations.............................                 (264)                        -
Other.............................................................                    -                     2,433
                                                                         -------------------------------------------
Net cash provided by (used in) financing activities...............              (27,858)                   24,863
Effect of foreign currency rate fluctuations on cash..............                  105                      (283)
                                                                         -------------------------------------------
Increase (decrease) in cash and cash equivalents..................              (23,751)                      616
Cash and cash equivalents at beginning of period..................               56,006                    12,932
                                                                         -------------------------------------------
Cash and cash equivalents at end of period........................             $ 32,255                   $13,548
                                                                         ===========================================

                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE B -- CHANGE IN ACCOUNTING

         Under the guidelines of SFAS 142, the Company has completed its initial impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, the Company reduced its goodwill by $11,500 in its small single site converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business did not support its goodwill on a discounted basis. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

NOTE C -- RESTRUCTURING COSTS

         During the year ended June 30, 2002, the Company entered into a restructuring program. The program was designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the year ended June 30, 2002, comprised mainly of severance and other employee benefit costs, was $1,605.

         Involuntary termination benefits of $1,519 have been paid, leaving an accrual of $86 at December 31, 2002. Payments related to the restructuring program are expected to be completed during the current fiscal year. As a result of the restructuring, approximately 200 positions have been eliminated. All costs of the program were reported in the statements of operations under restructuring and impairment costs. The nonwovens and cotton operations in North America and Europe are impacted by this cost reduction program. As part of this restructuring, the Company closed engineering offices located in Finland.

NOTE D -- RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements will not have an effect on the Company's Consolidated Financial Statements. The Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.
         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value as those terms are defined in SFAS 5, Accounting for Contingencies. The Company does not expect the adoption of the Interpretation to have a significant financial impact on its Consolidated Financial Statements.

NOTE E --  INVENTORIES

         The components of inventory consist of the following:

                                             December 31      June 30
                                                2002            2002
                                            -----------------------------
                                                     (In thousands)
  Raw materials.........................     $ 38,379         $ 36,902
  Finished goods........................       83,649           84,906
  Storeroom and other supplies..........       24,051           23,295
                                            -----------------------------
                                             $146,079         $145,103
                                            =============================


NOTE F -- DEBT

         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100 million of 8% fixed rate notes payable maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended December 31, 2002 and 2001, the swap reduced the Company's interest expense by $1.1 million and $0.9 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset and a corresponding increase in debt of $6.2 million at December 31, 2002 and $2.6 million at June 30, 2002.

         As of December 31, 2002, the Company has guaranteed the following debt to third parties entered into by its subsidiaries: a secured credit facility in Canada of $12.7 million, a German credit facility of $5.8 million of which none is outstanding and a $1.0 million bank loan to a U.S. subsidiary.

NOTE G -- COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       --------------------------------------------------------------
                                                           2002           2001               2002          2001
                                                       --------------------------------------------------------------
                                                              (In thousands)                   (In thousands)
Net income (loss)...............................         $   540      $  (848)           $    21        $  (836)
Foreign currency translation adjustments - net..           9,838       (4,373)            (3,870)          (922)
                                                       -----------------------------     ----------------------------
Comprehensive income (loss).....................         $10,378      $(5,221)           $(3,849)       $(1,758)
                                                       =============================     ============================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar against the euro of $6,101 and $2,919, the Brazilian real of $1,702 and $(4,589) and the Canadian dollar of $2,035 and $(2,200) for the three and six months ended December 31, 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         The preparation of Buckeye's financial statements requires estimates, assumptions and judgements that affect the Company's assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see Management's Discussion and Analysis in the 2002 Annual Report on Form 10-K.

Results of Operations

         Net sales for the quarter ended December 31, 2002 were $153.1 million compared to $155.7 million for the same period in 2001, a decrease of $2.6 million or 1.7%. Net sales for the six month period ended December 31, 2002 were $309.6 million compared to $310.9 million for the same period in the prior fiscal year a decrease of $1.3 million or 0.4%. The decrease in net sales for both the three and six month periods was primarily due to lower sales prices for cotton cellulose products.

         Operating income for the quarter ended December 31, 2002 was $13.0 million compared to $10.5 million for the same period in 2001, an increase of $2.5 million or 23.8%. Operating income for the six months ended December 31, 2002 was $24.4 million (7.9% of net sales) compared to $21.9 million (7.0% of net sales) for the same period in the prior fiscal year, an increase of $2.5 million or 11.4%. Cotton raw material costs have fallen to more normal levels and the Company has reduced its cotton sales prices in an effort to regain volume lost during the raw material and sales price run-up during calendar year 2001.

         Net interest expense and amortization of debt costs for the quarter ended December 31, 2002 were $11.7 million compared to $12.6 million for the same period in 2001. The decrease of $0.9 million was due primarily to lower debt levels and lower interest rates in 2002. Net interest expense and amortization of debt costs were $23.8 million for the six months ended December 31, 2002 compared to $23.4 million for the same period of the prior fiscal year. This increase was primarily due to $1.7 million of interest capitalization in 2001, which was nearly offset by lower debt levels and lower interest rates in 2002.

         Foreign exchange, amortization of intangibles and other for the quarters ended December 31, 2002 and 2001 were $0.9 million and $(0.1) million, respectively. This unfavorable variance primarily results from the settlement of a contract dispute and recognizing lower foreign currency gains during the quarter ended December 31, 2002 versus the prior year. Foreign exchange, amortization of intangibles and other for the six months ended December 31, 2002 were $1.0 million compared to $0.5 million for the six months ended December 31, 2001. This unfavorable variance was primarily due to the settlement of a contract dispute and the impact of a natural gas forward contract, partially offset by higher foreign currency gains in 2002.

         The Company's income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes due to the following:

                                                            Three Months Ended                Six Months Ended
                                                               December 31                       December 31
                                                       --------------------------------------------------------------
                                                           2002           2001               2002          2001
                                                       --------------------------------------------------------------
                                                              (In thousands)                   (In thousands)
Expected tax expense (benefit) at 35%                      $ 121      $  (714)            $ (151)        $ (707)
Foreign, state and other                                     (64)          81                 (1)            80
Research and development credits                            (250)           -               (300)             -
Canadian rate reduction                                        -         (558)                 -           (558)
                                                       -----------------------------     ----------------------------
                                                           $(193)     $(1,191)            $ (452)       $(1,185)
                                                       =============================     ============================


         Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets as described in our critical accounting policies. Based on the assessment, effective July 1, 2001, the Company has reduced its goodwill by $11.5 million in the converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill.

Financial Condition

     Cash Flow

         Cash provided by operating activities of $15.6 million for the six months ended December 31, 2002 was $14.2 million higher than the same period in the prior year. This improved cash flow was primarily due to flat inventory levels in 2002 versus an increase in inventories in the same period in the prior year, partially offset by the timing of certain payments in 2002. Cash provided from operations and cash on hand financed capital expenditures of $11.2 million and debt repayments of $27.2 million during the six months ended December 31, 2002. The $13.6 million reduction in capital expenditures versus the same period in 2001 is attributable to the completion of construction of the large airlaid nonwovens machine at the Gaston plant during the first quarter of fiscal 2002.

         EBITDA and Net Debt information are included below as additional means of evaluating the Company's financial condition, liquidity and its ability to satisfy rating agency and creditor requirements. The Company incurs significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in its operations. EBITDA is a central measure used in the Company's compliance with debt covenants related to its credit facility. This measure should not be considered as a superior alternative to net income, operating income, cash flow from operations, or any other operating or liquidity performance measure as defined by generally accepted accounting principles (GAAP) in the United States. EBITDA, as defined by the revolving credit facility (earnings before interest, taxes, depreciation and amortization, goodwill accounting change and nonrecurring charges) for the three and six months ended December 31, 2002, respectively, was $24.4 million and $48.2 million compared to $22.5 million and $44.2 million for the same periods in 2001. The increase in EBITDA in 2002 reflects an increase in operating income primarily due to lower raw material and production costs.

     Liquidity and Capital Resources

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. The Company's revolving credit facility and senior subordinated notes contain various covenants. At December 31, 2002, the Company was in compliance with such covenants and believes it will remain in compliance throughout fiscal year 2003.

         Revolving Credit Facility - The Company amended its Revolving Credit Facility on August 20, 2002. This amendment eliminated the requirement that the Company sell additional equity. In addition, the banks consented to Buckeye's immediate prepayment of the $22 million note due on October 1, 2002 to UPM-Kymmene. This note was paid on August 21, 2002, thereby reducing the Company's interest expense for the six months ended December 31, 2002. The Company has borrowed the entire availability on its $215 million Revolving Credit Facility.

         Receivables Based Credit Facility - On September 3, 2002, the Company amended its $30 million receivables based credit facility. The amendment extends the maturity from December 4, 2002 to December 4, 2003 and reduces the interest rate to one-week LIBOR plus 0.75%. At December 31, 3002, the Company had unused borrowing availability of $15.0 million on its receivables based credit facility.

         Senior Subordinated Notes - The Company's fixed charge coverage ratio (as defined in the subordinated note indentures) is below 2:1. As specified in those indentures, the Company's debt is now limited to a "Permitted Indebtedness" limitation (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to, but able to maintain, its current borrowings under the revolving credit facility. In addition, the Company has a $25 million basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. At December 31, 2002, $5.0 million of this basket was used on borrowings from the receivables based credit facility.

         While there can be no assurances, the Company believes that operating results will continue to improve and fixed charges will continue to decline on a rolling four-quarter basis. Thus, the Company expects to exceed the 2:1 ratio by the end of fiscal year 2003. While there can be no assurances, the Company believes that its cash flow from operations along with current cash, cash equivalents and short-term investments, combined with available external financing, will be sufficient to fund capital expenditures (expected to not exceed $35 million for this fiscal year), working capital and service all debt requirements for the foreseeable future.

         Shelf Registration - On March 15, 2002, the Company filed a Form S-3 shelf registration statement. The shelf registration statement allows the Company to issue various types of securities, including common stock, preferred stock and debt securities, from time to time, up to an aggregate of $300 million. The Company filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002. The Company currently has no plans to issue additional securities.

         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended December 31, 2002 and 2001, the swap reduced the Company's interest expense by $1.1 million and $0.9 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6.2 million at December 31, 2002 and $2.6 million at June 30, 2002.

         Total debt, including the $6.2 million debt recorded for the interest rate swap agreement discussed above, at December 31, 2002 was $677.5 million, a reduction of $23.7 million from June 30, 2002. During the quarter, the Company reclassified its Canadian loan (maturing September 30, 2003), its final payment to UPM-Kymmene (due October 1, 2003) and its receivables based credit facility (maturing December 4, 2003) to current liabilities. It is the Company's intent to extend both the Canadian loan and the receivables based credit facility for one year.

         The Company holds a significant amount of cash, cash equivalents and short-term investments due to the "Permitted Indebtedness" limitations described above in the section on Senior Subordinated Notes. Net debt, defined as debt and capital lease obligations, net of the interest rate swap, cash and cash equivalents, restricted cash and short-term investments, was $626.8 million at December 31, 2002. Net debt at December 31, 2002 was $3.6 million lower than at June 30, 2002 and $41.0 million lower than the $667.8 million of net debt at December 31, 2001. Net debt is not a measure that is defined by GAAP and is provided as supplemental information to facilitate an understanding of the Company's financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No material changes occurred during the quarter to information previously provided in the Company's Report on Form 10-K for the period ended June 30, 2002.


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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 7, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, George W. Bryan and R. Howard Cannon were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Bryan, 33,471,468 votes were cast in favor and 1,112,313 votes were withheld. For Mr. Cannon, 34,173,026 votes were cast in favor and 410,755 were withheld.

         Following the election, the Company's Board of Directors consisted of Red Cavaney, R. Howard Cannon, Robert E. Cannon, David B. Ferraro, Henry F. Frigon, Samuel M. Mencoff, and George W. Bryan.

         The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors. 32,706,523 votes were cast in favor of the ratification, 1,875,016 were cast against and 2,242 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Cannon, the Chief Executive Officer of Buckeye Technologies Inc. on January 30, 2003.
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on January 30, 2003.

(b) Reports on Form 8-K
    During the quarter ended December 31, 2002, the following reports were filed on Form 8-K:
         - Report dated October 2, 2002 announcing the conference call regarding operating results for the quarter ended September 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye technologies inc.


By: /S/ ROBERT E. CANNON
   ----------------------------------
Robert E. Cannon, Chief Executive Officer

Date: January 30, 2003


By: /S/ GAYLE L. POWELSON
   ----------------------------------
Gayle L. Powelson, Senior Vice President, Chief Financial Officer

Date: January 30, 2003

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

         4. Buckeye's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Buckeye and have:

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

         5. Buckeye's other certifying officer and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors (or persons performing the equivalent functions):

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

         6. Buckeye's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 30, 2003
                                        /S/ ROBERT E. CANNON
                                        ---------------------------------------
                                        Chairman of the Board
                                        and Chief Executive Officer

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

         4. Buckeye's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Buckeye and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to Buckeye, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of Buckeye's disclosure
                      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Buckeye's other certifying officer and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors (or persons performing the equivalent functions):

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

         6. Buckeye's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 30, 2003

                                       /S/ GAYLE L. POWELSON
                                       -------------------------------
                                       Senior Vice President,
                                       Chief Financial Officer