Form 10-Q
period 2003-03-31
BUCKEYE TECHNOLOGIES INC
filed 2003-05-02
CIK 899597

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------


                                    FORM 10-Q

--------------------------------------------------------------------------------


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No ____

As of May 1, 2003, there were outstanding 36,973,478 Common Shares of the Registrant.


================================================================================

                                      INDEX
                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION
       1. Financial Statements (Unaudited):
              Condensed  Consolidated  Statements of  Operations  for the Quarter Ended March 31, 2003 and
                   2002; Nine Months Ended March 31, 2003 and 2002........................................        3
              Condensed Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002................        4
              Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended March 31, 2003
                   and 2002...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       10

       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       15

       4.     Controls and Procedures.....................................................................       15

                                              PART II - OTHER INFORMATION


       6.     Exhibits and Reports on Form 8-K............................................................       15

                                                       SIGNATURES                                                16

                                                     CERTIFICATIONS                                              17



                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (In thousands, except per share data)

                                                                     Quarter Ended                  Nine Months Ended
                                                                       March 31                         March 31
                                                             ------------------------------    ----------------------------
                                                                   2003           2002             2003          2002
                                                             ------------------------------    ----------------------------
Net sales..............................................          $163,497       $164,225          $473,068      $475,090
Cost of goods sold.....................................           143,224        146,279           410,619       418,163
                                                             ------------------------------    ----------------------------
Gross margin...........................................            20,273         17,946            62,449        56,927
Selling, research and administrative expenses..........             9,573          9,551            27,353        26,652
Impairment of long-lived assets........................            29,746              -            29,746             -
Restructuring costs....................................                 -            965                 -           965
                                                             ------------------------------    ----------------------------

Operating income (loss)................................           (19,046)         7,430             5,350        29,310

Net interest expense and amortization of debt costs....            11,433         12,261            35,242        35,641
Foreign exchange, amortization of intangibles and other             1,163            682             2,181         1,203
                                                             ------------------------------    ----------------------------
Loss before income taxes and cumulative effect of
       change in accounting............................            (31,642)       (5,513)          (32,073)       (7,534)
Income tax benefit.....................................            (11,888)       (1,344)          (12,340)       (2,529)
                                                             ------------------------------    ----------------------------
Loss before cumulative effect of change in accounting..            (19,754)        (4,169)         (19,733)       (5,005)
Cumulative effect of change in accounting
        (net of tax of $0).............................                  -              -                -       (11,500)
                                                             ------------------------------    ----------------------------
Net loss...............................................          $ (19,754)      $ (4,169)       $ (19,733)     $(16,505)
                                                             ==============================    ============================

Loss per share before cumulative effect of
        change in accounting
             Basic earnings (loss) per share...........          $  (0.53)        $ (0.12)       $   (0.53)     $  (0.14)
             Diluted earnings (loss) per share.........          $  (0.53)        $ (0.12)       $   (0.53)     $  (0.14)

Cumulative effect of change in accounting
             Basic earnings (loss) per share...........            $    -         $    -         $       -      $  (0.33)
             Diluted earnings (loss) per share.........            $    -         $    -         $       -      $  (0.33)

Earnings (loss) per share
            Basic earnings (loss)  per share...........           $ (0.53)       $ (0.12)          $ (0.53)      $ (0.48)
            Diluted earnings (loss) per share..........           $ (0.53)       $ (0.12)          $ (0.53)      $ (0.48)

Weighted average shares for basic earnings per share...            36,973         34,762            36,963        34,626
Effect of dilutive stock options.......................                 -              -                 -             -
                                                             ------------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................            36,973         34,762            36,963        34,626
                                                             ==============================    ============================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                             March 31            June 30
                                                                               2003                2002
                                                                           ---------------------------------
Assets
Current assets:
     Cash and cash equivalents....................................             $   39,681        $   56,006
     Cash, restricted.............................................                  3,375             3,375
     Short-term investments.......................................                  5,000             8,863
     Accounts receivable, net.....................................                126,195            97,516
     Inventories..................................................                142,173           145,103
     Deferred income taxes and other..............................                 15,066            29,653
                                                                            --------------------------------
              Total current assets................................                331,490           340,516

Property, plant and equipment.....................................                892,354           905,545
Less accumulated depreciation.....................................               (300,242)         (277,793)
                                                                            --------------------------------
                                                                                  592,112           627,752

Goodwill, net.....................................................                121,490           120,399
Intellectual property and other, net..............................                 47,444            46,070
                                                                            --------------------------------
              Total assets........................................             $1,092,536        $1,134,737
                                                                            ================================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable.............................................             $   39,576        $   33,789
     Accrued expenses.............................................                 46,330            47,196
     Current portion of capital lease obligations.................                    572               793
     Current portion of long-term debt............................                 40,437            22,000
              Total current liabilities...........................                126,915           103,778
                                                                             -------------------------------

     Long-term debt...............................................                621,613           675,396
     Deferred income taxes........................................                 74,802            79,295
     Capital lease obligations....................................                  2,850             3,029
     Other liabilities............................................                 19,625            19,579
Stockholders' equity..............................................                246,731           253,660
                                                                             -------------------------------
              Total liabilities and stockholders' equity..........             $1,092,536        $1,134,737
                                                                             ===============================

                             See accompanying notes.

                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                                      March 31
                                                                            ----------------------------
                                                                                2003             2002
                                                                            ----------------------------
Operating activities
Net loss..........................................................             $(19,733)       $(16,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                    -          11,500
       Impairment of long-lived assets............................               29,746               -
       Depreciation and depletion.................................               34,920          33,127
       Amortization ..............................................                4,246           3,990
       Other, net.................................................               (3,868)          3,877
       Changes in operating assets and liabilities:
           Accounts receivable....................................              (26,822)          6,244
           Inventories............................................                6,098          (7,875)
           Prepaid expenses and other assets......................               14,404           1,433
           Accounts payable and other current liabilities.........                2,778         (22,034)
                                                                            ----------------------------
Net cash provided by operating activities.........................               41,769          13,757

Investing activities
Purchases of property, plant and equipment........................              (19,272)        (28,706)
Redemption of short-term investments..............................                3,863               -
Other.............................................................                 (748)           (829)
                                                                            ----------------------------
Net cash used in investing activities.............................              (16,157)        (29,535)

Financing activities
Proceeds from exercise of stock options...........................                    -           4,870
Net borrowings (payments) under revolving lines of credit.........              (19,923)         64,841
Net payments on long-term debt....................................              (22,000)        (22,000)
Payments for debt issuance costs..................................                 (671)              -
Payments on capital lease obligations.............................                 (400)           (475)
Other.............................................................                    -           1,885
                                                                            ----------------------------
Net cash provided by (used in) financing activities...............              (42,994)         49,121
Effect of foreign currency rate fluctuations on cash..............                1,057           2,597
                                                                            ----------------------------
Increase (decrease) in cash and cash equivalents..................              (16,325)         35,940
Cash and cash equivalents at beginning of period..................               56,006          12,932
                                                                            ----------------------------
Cash and cash equivalents at end of period........................             $ 39,681        $ 48,872
                                                                            ============================

                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements of Buckeye Technologies Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

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

         Involuntary termination benefits of $1,526 have been paid, leaving an accrual of $79 at March 31, 2003. Payments related to the restructuring program are expected to be completed during the current fiscal year. As a result of the restructuring, approximately 200 positions have been eliminated. All costs of the program were reported in the statements of operations under restructuring costs. The nonwovens and cotton operations in North America and Europe are impacted by this cost reduction program. As part of this restructuring, the Company closed engineering offices located in Finland.


NOTE D -- IMPAIRMENT OF LONG-LIVED ASSETS

     In early April 2003, the Company announced the discontinuation of production of cotton linter pulp at its Lumberton, North Carolina facility, due to the decline in demand for cotton content paper over the last five years. The Company will continue to produce cosmetic cotton products at the Lumberton location. Accordingly, the Company evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company determined that long-lived assets (property, plant and equipment) with a carrying amount of $35,845 were impaired and wrote them down to their estimated fair value of $7,791. Fair value was based on the present value method of estimating future cash flows and incorporated assumptions that marketplace participants would likely use in estimating fair value for the Lumberton facility, using a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

        During the quarter ended March 31, 2003, the Company decided to abandon certain equipment at the Gaston facility, which had a carrying value of $1,797. The Company has determined that the estimated fair value of the abandoned equipment, which did not operate as intended, was $104.

NOTE E --  INVENTORIES

        The components of inventory consist of the following:

                                                    March 31        June 30
                                                      2003            2002
                                                   -------------------------

        Raw materials...........................   $ 38,667        $ 36,902
        Finished goods..........................     79,034          84,906
        Storeroom and other supplies............     24,472          23,295
                                                   -------------------------
                                                   $142,173        $145,103
                                                   =========================

NOTE F -- DEBT

         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100,000 of 8% fixed rate notes payable maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended March 31, 2003 and 2002, the swap reduced the Company's interest expense by approximately $1,100 and $1,000, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement resulted in an asset and a corresponding increase in debt of $8,250 at March 31, 2003 and $2,555 at June 30, 2002.

         As of March 31, 2003, the Company has guaranteed the following debt to third parties entered into by its subsidiaries: a secured credit facility in Canada of $13,631, a German credit facility of $5,500 of which none is outstanding and a $1,000 bank loan to a U.S. subsidiary.

NOTE G -- COMPREHENSIVE LOSS

         The components of comprehensive loss consist of the following:

                                                            Three Months Ended                Nine Months Ended
                                                                 March 31                         March 31
                                                           -------------------------       ------------------------
                                                            2003             2002              2003          2002
                                                           -------------------------       ------------------------
Net loss..........................................          $(19,754)      $(4,169)         $(19,733)     $(16,505)
Foreign currency translation adjustments, net.....            16,527        (1,806)           12,657        (2,728)
                                                           -------------------------       ------------------------
Comprehensive loss................................          $ (3,227)      $(5,975)         $ (7,076)     $(19,233)
                                                           =========================      =========================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar against the euro of $8,035 and $13,136, the Brazilian real of $934 and $(3,360) and the Canadian dollar of $7,558 and $2,881 for the three and nine months ended March 31, 2003, respectively.


NOTE H - STOCKHOLDERS' EQUITY

         On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         At March 31, 2003, the Company has stock-based compensation plans which it accounts for under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock based compensation cost is reflected in the statement of operations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.


                                                            Three Months Ended                Nine Months Ended
                                                                 March 31                         March 31
                                                        ----------------------------     --------------------------
                                                            2003           2002              2003          2002
                                                        ----------------------------     --------------------------
Net loss as reported                                        $(19,754)      $(4,169)        $(19,733)      $(16,505)
Deduct: Total stock-based compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                         (643)         (598)          (2,146)        (1,905)
                                                        ----------------------------     ---------------------------
     Pro forma net loss                                     $(20,397)      $(4,767)        $(21,879)      $(18,410)
                                                        ============================     ===========================
Basic earnings per share:
     As reported                                             $ (0.53)       $(0.12)         $ (0.53)       $ (0.48)
     Pro forma                                               $ (0.55)       $(0.14)         $ (0.59)       $ (0.53)
Diluted earnings per share:
     As reported                                             $ (0.53)       $(0.12)         $ (0.53)       $ (0.48)
     Pro forma                                               $ (0.55)       $(0.14)         $ (0.59)       $ (0.53)


NOTE I - SUBSEQUENT EVENTS

         On April 3, 2003, the Company announced its decision to discontinue producing cotton linter pulp at its Lumberton, North Carolina facility. The Company will continue to produce cosmetic cotton products at the location. The Company estimates that the closure of the Lumberton cotton linter pulp operation will result in the termination of approximately 100 employees and anticipates the cash cost of discontinuing production of cotton linter pulp at Lumberton will be approximately $2,000. The costs associated with the partial closure will impact the next two quarters.

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

Results of Operations

         Net sales for the quarter ended March 31, 2003 were $163.5 million compared to $164.2 million for the same period in 2002, a decrease of $0.7 million or 0.4%. Net sales for the nine month period ended March 31, 2003 were $473.1 million compared to $475.1 million for the same period in the prior fiscal year a decrease of $2.0 million or 0.4%. The decrease in net sales for both the three and nine month periods were primarily due to lower sales prices for cotton cellulose products.

         Gross margin for the quarter ended March 31, 2003 was $20.3 million (12.4% of sales) compared to $17.9 million (10.9% of sales) for the same period in 2002, an increase of $2.4 million. Gross margin for the nine months ended March 31, 2003 was $62.4 million (13.2% of sales) compared to $56.9 million (12.0% of sales) for the same period in the prior fiscal year an increase of $5.5 million. Cotton raw material costs have fallen to more normal levels and the Company has reduced its cotton sales prices in an effort to regain volume lost during the raw material and sales price run-up during calendar year 2001. Higher selling prices and lower manufacturing costs for the wood cellulose business also contributed to the improvement, partially offset by a cotton raw material writedown in fiscal 2003.

         Net interest expense and amortization of debt costs for the quarters ended March 31, 2003 and 2002 were $11.4 million and $12.3 million, respectively. The decrease of $0.9 million was due primarily to lower debt levels and lower interest rates in 2003. Net interest expense and amortization of debt costs were $35.2 million for the nine months ended March 31, 2003 compared to 35.6 million for the same period of the prior fiscal year. The decrease was primarily due to lower debt levels and lower interest rates in fiscal 2003 which was nearly offset by $1.7 million of interest capitalization in fiscal 2002.

         In early April 2003, the Company announced the discontinuation of production of cotton linter pulp at its Lumberton, North Carolina facility by mid - 2003. The Company will continue to produce cosmetic cotton products at that location. The cotton fiber paper industry has contracted by about one-third since the late 1990's. While cotton linter pulp is a core business for the Company, it can no longer economically justify operating equipment which can only produce products for paper applications. The Company estimates that the closure of the Lumberton cotton linter pulp operation will result in the termination of approximately 100 employees and anticipates the cash cost of discontinuing production of cotton linter pulp at Lumberton will be approximately $2.0 million. The costs associated with the partial closure will impact the next two quarters.

         The Company will better meet customer needs by consolidating U.S. cotton linter pulp production at its larger Memphis, Tennessee facility which is capable of producing products for both chemical and paper applications. This consolidation will enable the Company to improve its overall cotton linter pulp operating results by at least $6 million annually on a prospective basis and reduce working capital needs by approximately $10 million. The more efficient operating configuration will reduce the Company's cost of goods sold beginning in the second half of fiscal year 2004.

         Accordingly, the Company evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company determined that long-lived assets with a carrying amount of $35.8 million were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of $7.8 million. The impairment resulted in a $28.0 million non-cash charge against operations and a $18.2 million after tax increase in net loss for the quarter ended March 31, 2003.

         During the quarter ended March 31, 2003, the Company decided to abandon certain equipment at the Gaston facility, which had a carrying value of $1.8 million. The Company evaluated the ongoing value of these assets, which did not operate as intended, and wrote them down to their estimated fair value of $0.1 million. The impairment resulted in a $1.7 million decrease in operating income and a $1.0 million after tax increase in net loss for the quarter ending March 31, 2003.

         Foreign exchange, amortization of intangibles and other expense for the quarters ended March 31, 2003 and 2002 were $1.2 million and $0.7 million, respectively. This unfavorable variance resulted from recognizing $0.5 million higher foreign exchange losses during the quarter ended March 31, 2003 versus 2002. Foreign exchange, amortization of intangibles and other expense for the nine months ended March 31, 2003 and 2002 were $2.2 million and $1.2 million, respectively. This $1.0 million unfavorable variance was primarily due to the settlement of a contract dispute and the impact of a natural gas forward contract, partially offset by $0.7 million higher foreign currency gains in fiscal 2003.

         The Company's income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes due to the following:

                                                    Three Months Ended                   Nine Months Ended
                                                         March 31                             March 31
                                                ----------------------------      ---------------------------
                                                     2003             2002              2003            2002
                                                ----------------------------      ---------------------------
                                                      (In thousands)                      (In thousands)

Expected tax benefit at 35%                        $(11,075)        $(1,930)         $(11,226)        $(2,637)
Foreign operations                                     (213)            629              (309)          1,888
Extraterritorial income benefit                        (263)           (171)             (788)           (514)
Research and development credits                        (50)            (50)             (350)           (150)
Canadian rate reduction                                   -               -                 -            (588)
Other                                                  (287)            178               333            (528)
                                                ------------------------------    -----------------------------
                                                   $(11,888)         $(1,344)        $(12,340)        $(2,529)
                                                ==============================    =============================


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

Financial Condition

     Cash Flow

         Cash provided by operating activities of $41.8 million for the nine months ended March 31, 2003 was $28.0 million higher than the same period in the prior year. This improved cash flow was due to a $14.8 million increase in operating results before the effect of non-cash charges (a change in accounting and impairment of long-lived assets). The receipt of an $18.3 million federal tax refund generated additional cash flow and reduced the Company's prepaid expenses in 2003. These increases were partially offset by the increase in accounts receivable during the nine months ended March 31, 2003, due to a change in the terms of a supply contract with a significant customer and higher shipments late in the quarter.

         Cash provided from operations and cash on hand financed capital expenditures of $19.3 million and debt repayments of $41.9 million during the nine months ended March 31, 2003. The $9.4 million reduction in capital expenditures versus the same period in fiscal 2002 is attributable to the completion of construction of the large airlaid nonwovens machine at the Gaston plant during the first quarter of fiscal 2002.

     Liquidity and Capital Resources

         The Company has the following major sources of financing: revolving credit facility, receivables based credit facility and senior subordinated notes. The Company's revolving credit facility and senior subordinated notes contain various covenants. At March 31, 2003, the Company was in compliance with such covenants. During the upcoming quarter, the Company will be negotiating with the bank group to amend the covenants for future quarters in order to avoid a potential event of default. The Company believes that it will be successful in these negotiations and will remain in compliance with the financial covenants under this facility.

         Revolving Credit Facility - The Company amended its Revolving Credit Facility on August 20, 2002. This amendment eliminated the requirement that the Company sell additional equity. In addition, the banks consented to Buckeye's immediate prepayment of the $22 million note due on October 1, 2002 to UPM-Kymmene. This note was paid on August 21, 2002, thereby reducing the Company's interest expense for the nine months ended March 31, 2003. Also, during the quarter ended March 31, 2003, the Company reduced its borrowings against the Revolving Credit Facility by $5 million. The Company had $210 million outstanding on its Revolving Credit Facility as of March 31, 2003.

         Receivables Based Credit Facility - On September 3, 2002, the Company amended its $30 million receivables based credit facility. The amendment extended the maturity from December 4, 2002 to December 4, 2003 and reduced the interest rate to one-week LIBOR plus 0.75%. At March 31, 2003, the Company had unused borrowing availability of $25.0 million on its receivables based credit facility.

         Senior Subordinated Notes - The Company's fixed charge coverage ratio (as defined in the subordinated note indentures) is below 2:1. As specified in those indentures, the Company's debt is limited to a "Permitted Indebtedness" limitation (also defined in the indentures), until the ratio again equals or exceeds 2:1. Under the "Permitted Indebtedness" limitation, the Company is limited to, but able to maintain, its current borrowings under the Revolving Credit Facility. In addition, the Company has a $25 million basket (as defined in the 1995 Indenture) that can be used for any new indebtedness. At March 31, 2003, all of this basket is available for borrowings from the receivables based credit facility.

         While there can be no assurances, the Company believes that operating results will continue to improve and fixed charges will continue to decline on a rolling four-quarter basis. Thus, the Company expects to exceed the 2:1 ratio during this calendar year. While there can be no assurances, the Company believes that its cash flow from operations along with current cash, cash equivalents and short-term investments, combined with available external financing, will be sufficient to fund capital expenditures (expected not to exceed $30 million for this fiscal year), working capital and service all debt requirements for the foreseeable future.

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

         Interest Rate Swap - In May 2001, the Company entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the quarters ended March 31, 2002 and 2002, the swap reduced the Company's interest expense by $1.1 million and $1.0 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $8.2 million at March 31, 2003 and $2.6 million at June 30, 2002.

         Total debt, including capital lease obligations and the $8.2 million debt recorded for the interest rate swap agreement discussed above, at March 31, 2003 was $665.5 million, a reduction of $35.7 million from June 30, 2002. During the nine months ended March 31, 2003, the Company reclassified its Canadian loan (maturing September 30, 2003), its final payment to UPM-Kymmene (due October 1,
2003) and its receivables based credit facility (maturing December 4, 2003) to current liabilities. The Company has reached agreement in principle to renew its Canadian loan. The renewal would be for a 14 month period to November 30, 2004 and would require a 20% reduction of the principal on September 30, 2003. It is the Company's intent to extend the receivables based credit facility for one year.

         Net debt is presented as an additional means of evaluating the Company's financial condition, liquidity and its ability to satisfy rating agency and creditor requirements. The Company holds a significant amount of cash, cash equivalents and short-term investments due to the "Permitted Indebtedness" limitation described in the bond indentures. Net debt was $609.2 million at March 31, 2003. Net debt at March 31, 2003 was $21.2 million lower than at June 30, 2002 and $48.7 million lower than the $657.8 million of net debt at March 31, 2002. Using this information along with long-term debt and capital lease obligation balances provides a more complete analysis of the Company's financial position. Long term debt and capital lease obligations are the most directly comparable GAAP measures.


                                                                    March            June            March
                                                                     2003            2002            2002
                                                                 -------------    ------------    ------------

Debt and capital lease obligations on balance sheet                 $665.5           $701.2           $710.8
less: interest rate swap non-cash fair value adjustment to debt       (8.2)            (2.6)            (0.7)
less: cash, cash equivalents, restricted cash, and short-term
         investments                                                 (48.1)           (68.2)           (52.3)
                                                                 -------------    ------------    ------------

Net debt                                                            $609.2           $630.4           $657.8
                                                                 =============    ============    ============


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





PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on May 2, 2003.
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on May 2, 2003.

(b) Reports on Form 8-K
    During the quarter ended March 31, 2003, the following report was filed on Form 8-K:
    - Report dated January 7, 2003 announcing its scheduled conference call regarding its operating results for the second quarter of fiscal year 2003 ended December 31, 2002.
    - Report dated March 26, 2003 announcing the resignation of Robert E. Cannon as, Chairman and Chief Executive Officer, effective April 1, 2003 and his retirement from the Company in June 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Buckeye technologies inc.


By:/S/ DAVID B. FERRARO
   --------------------------------------------------------------------
David B. Ferraro, Chairman and Chief Executive Officer

Date: May 2, 2003


By:/S/ GAYLE L. POWELSON
   --------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President and Chief Financial Officer

Date: May 2, 2003

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, David B. Ferraro, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Buckeye Technologies Inc. ("Buckeye").

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of and for the periods presented in this quarterly report.

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

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. Buckeye's other certifying officer and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect Buckeye's ability to record, process, summarize and report financial data and have identified for Buckeye's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in Buckeye's internal controls.

         6. Buckeye's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 2, 2003
                                      /S/ DAVID B. FERRARO
                                      ---------------------------------------
                                      Chairman of the Board
                                      and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Gayle L. Powelson, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Buckeye Technologies Inc. ("Buckeye").

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Buckeye as of and for the periods presented in this quarterly report.

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

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. Buckeye's other certifying officer and I have disclosed, based on our most recent evaluation, to Buckeye's auditors and the audit committee of Buckeye's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Buckeye's ability to record, process, summarize and report financial data and have identified for Buckeye's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Buckeye's internal controls.

          6. Buckeye's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 2, 2003

                                      /S/ GAYLE L. POWELSON
                                      ----------------------------------------
                                      Senior Vice President
                                      and Chief Financial Officer