Form 10-K
period 2003-06-30
BUCKEYE TECHNOLOGIES INC
filed 2003-09-03
CIK 899597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the year ended June 30, 2003

                                       Or

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

Indicate by check mark whether:

- The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days. Yes   |X| No ____

- The registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No ____

- There is no disclosure of delinquent insider reports (Item 405 of Regulation S-K or S-B) contained in the form, and no such disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements (incorporated by reference in Part III of the Form 10-KSB) or any amendment to the Form 10-KSB. Yes |X| No ____

As of December 31, 2002, the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $183,613,000.

As of August 29, 2003, there were outstanding 36,974,915 Common Shares of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 2003 Annual Proxy Statement are incorporated by reference into Part III and IV.

================================================================================



                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.


    ITEM                                                                                             PAGE
                                     PART I

       1.     Business............................................................................      2
       2.     Properties........................................................................        6
       3.     Legal Proceedings.................................................................        7
       4.     Submission of Matters to a Vote of Security Holders...............................        7

                                                   PART II
       5.     Market for the Registrant's Common Stock and Related Security Holder Matters......        8
       6.     Selected Financial Data...........................................................        8
       7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.................................................................       10
      7a.     Qualitative and Quantitative Disclosures About Market Risk........................       17
       8.     Financial Statements and Supplementary Data.......................................       19
       9.     Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial
                     Disclosure ................................................................       19
      9a.     Controls and Procedures...........................................................       19

                                    PART III
      10.     Directors and Executive Officers of the Registrant................................       20
      11.     Executive Compensation............................................................       22
      12.     Security Ownership of Certain Beneficial Owners and Management....................       22
      13.     Certain Relationships and Related Transactions....................................       22
      14.     Principal Accountant Fees and Services............................................       22

                                                   PART IV
      15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................       23
              Signatures........................................................................       26

                                                    OTHER
              Index to Consolidated Financial Statements and Schedules..........................      F-1


                                     PART I

Item 1.   Business

General

         Buckeye is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee. We believe that we have leading positions in many of the high-end niche markets in which we compete. We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers. We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage. We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies. As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors. We produce uniquely tailored products designed to meet individual customer requirements. Our focus on specialty niches allows us to establish long term supply positions with key customers. We operate manufacturing facilities in the United States, Canada, Germany, Ireland and Brazil.

         Cellulose is a natural fiber derived from trees and other plants that is used in the manufacture of a wide array of products. The total cellulose market generally can be divided into two categories: commodity and specialty. Manufacturers use commodity cellulose to produce bulk paper and packaging materials, the markets for which are very large but highly cyclical. Specialty cellulose is used to impart unique chemical or physical characteristics to a diverse range of highly engineered products. Specialty cellulose generally commands higher prices, and demand for specialty cellulose is less cyclical than commodity cellulose. We believe the more demanding performance requirements for products requiring specialty cellulose limit the number of participants in our niche markets. Our focus on niche specialty cellulose markets has enabled us to maintain positive cash flows even during cyclical downturns in the commodity cellulose markets.

Company History

         We and our predecessors have participated in the specialty cellulose market for over 75 years and have developed new uses for many cellulose based products. We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of Procter & Gamble located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant. We became a public company in November of 1995 and simultaneously acquired/redeemed Procter & Gamble's remaining interest in the Foley Plant. In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany. In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina. In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Ireland, Canada and the United States. In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene's nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. In March 2000, we acquired the intellectual property rights to the Stac-Pac(TM) folding technology. In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. Further information on the acquisition of Americana is included in Note 3, Business Combinations, to the Consolidated Financial Statements. In calendar 2001, we started up the world's largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

         We are incorporated in Delaware and our executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Our telephone number is (901) 320-8100.

Products

         Our product lines can be broadly grouped into four categories: chemical cellulose, customized fibers, fluff pulp and nonwoven materials. The chemical cellulose and customized fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Fluff pulps are derived from wood using wetlaid technology. Wetlaid technologies encompass cellulose manufacturing processes in which fibers are deposited using water. Airlaid nonwoven materials are derived from wood pulps, synthetic fibers and other materials using airlaid technology. Airlaid technology utilizes air as a depositing medium for fibers, one benefit of which is an increased ability over wetlaid processes to mix additional feature-enhancing substances into the material being produced. A breakdown of our major product categories, percentage of sales, product attributes and applications is provided below.


                            % of Fiscal
Product Groups               2003 Sales        Unique Product Attributes        End Use Applications
-----------------------------------------------------------------------------------------------------------------------
Chemical Cellulose              30%

Food Casings                              Purity and strength                  Hot dog and sausage casings

Rayon Filament                            Strength and heat stability          Coat linings, fashion wear and tire,
                                                                               belt, and hose reinforcement

Ethers                                    High viscosity, purity and           Thickeners for consumer products,
                                          solution clarity                     personal care products and
                                                                               pharmaceuticals

Acetate                                   Permanent transparency and           LCD screens, high clarity plastics and
                                          uniformity                           photographic film
-------------------------------------------------------------------------------------------------------------------------
Customized Fibers               17%

Filters                                   High porosity and product life       Automotive, laboratory and industrial
                                                                               filters

Premium Papers                            Aesthetics, color permanence,        Letterhead, currency, stock certificates
                                          strength and tear resistance         and personal stationery

Cosmetic Cotton                           Absorbency, strength and softness    Cotton balls and cotton swabs
-------------------------------------------------------------------------------------------------------------------------
Fluff Pulp                      22%

Fluff Pulp                                Absorbency and fluid transport       Disposable diapers, feminine hygiene
                                                                               products and adult incontinence products
-------------------------------------------------------------------------------------------------------------------------
Nonwoven Materials              31%

Airlaid Nonwovens                         Absorbency, fluid management and     Feminine hygiene products, wipes, table
                                          strength                             top items, food pads and household
                                                                               cleaning products

-------------------------------------------------------------------------------------------------------------------------

Raw Materials

         Slash pine timber, cotton fiber and fluff pulp are the principal raw materials used in the manufacture of our products. These materials represent the largest components of our variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase wood at current market or fixed prices as stated in the agreements. Additional information is included in Note 17, Commitments, to the Consolidated Financial Statements.

         We purchase cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers. We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically. The Glueckstadt plant purchases cotton fiber principally from suppliers in Central Asia and the Middle East. The majority of the cotton fiber processed in the Americana plant comes from within Brazil.

         The cost of slash pine timber and cotton fiber are subject to market fluctuations caused by supply and demand factors beyond our control.

Sales and Customers

         Our products are marketed and sold through a highly trained and technically skilled in-house sales force. We maintain sales offices in the U.S., Europe, Asia and South America. Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in approximately 60 countries around the world. Our fiscal 2003 sales reflect this geographic diversity, with 36% of sales in North America, 38% of sales in Europe, 13% of sales in Asia, 6% of sales in South America and 7% in other regions. Over 85% of our worldwide sales are denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier. Geographic segment data and product sales data is included in Note 15, Segment Information, to the Consolidated Financial Statements.

         The high-end, technically demanding specialty niches that we serve require a higher level of sales and technical service support than do commodity cellulose sales. Our sales professionals work with customers in their plants to design products tailored precisely to their product needs and manufacturing processes.

         Procter & Gamble is our largest customer, accounting for 20% of our fiscal 2003 net sales. No other customer accounted for greater than 5% of our fiscal 2003 net sales.

 Research and Development

         Our research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. We have research and development pilot plant facilities in Memphis, and we employ scientists and technicians who are focused on advanced products and new applications to drive future growth. The pilot plant facilities allow us to produce and test new products without interrupting the normal production cycles of our operating plants, a process that ensures rapid delivery of these breakthrough products to the market place on a more cost-effective basis.

         Research and development costs of $9.3 million, $9.0 million and $13.0 million were charged to expense as incurred for the years ended June 30, 2003, 2002 and 2001, respectively.

Competition

         There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer's particular set of needs, rather than focusing only on pricing. The high-purity chemical cellulose and customized fiber markets are less subject to the price variation than commodity paper pulp markets. Major competitors include Rayonier, Archer-Daniels-Midland, Weyerhaeuser, Borregaard and Tembec. International Paper closed its Natchez, Mississippi high-purity wood pulp mill in July 2003, which we estimate represented 18% of the high-purity wood cellulose market. The closure of Natchez has provided us with an opportunity to increase our volume in these markets.

         Although demand for fluff pulp is generally stable, the pricing of fluff pulp tends to have price variation similar to that experienced in the commodity paper pulp markets because fluff pulp is often produced in mills that also produce commodity paper pulp. Our strategy is to reduce our exposure to fluff pulp through increasing our sales of more specialized wood cellulose into new and existing markets. We also use about 40,000 ADMT of Foley Fluffs as a key raw material in our airlaid nonwovens operations. We currently produce about 10% of the world's supply of fluff pulp. Major competitors include Weyerhaeuser, Georgia-Pacific, Rayonier, Bowater and International Paper.

         We believe that the number of producers is unlikely to grow significantly given the substantial investment to enter the mature specialty fibers market and sufficient existing capacity.

         Demand for airlaid nonwovens grew significantly in the 1990's. Significant capacity expansion in 2001, primarily in North America, has resulted in the market being oversupplied. Major airlaid nonwovens competitors include BBA Nonwovens, Concert Industries, Duni and Georgia-Pacific. In August 2003, Concert Industries filed for protection under Canada's Companies' Creditors Arrangement Act. We are unable to predict the impact this bankruptcy filing will have on our markets.

Intellectual Property

         At June 30, 2003 and 2002, we had intellectual property totaling $30,690 and $31,903, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid businesses. We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations. The Stac-Pac(TM) packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology acquired by us to further differentiate us from our airlaid nonwovens competitors. Stac-Pac(TM) units reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form which enables us to more effectively ship the bales in trucks and containers. Stac-Pac(TM) bales also facilitate customers' high-speed production lines with a continuous flow of material.

         Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations nor on its financial condition during recent periods.

Seasonality

         The Company's business has generally not been seasonal to a substantial extent, but in most years somewhat lower volume is shipped in the July - September quarter.

Employees

         As of June 30, 2003, we employed approximately 1,900 employees, 1,240 of whom are employed at our facilities in the United States. Approximately 60% of the U.S. employees are represented by unions at three plants in Foley, Florida; Lumberton, North Carolina; and Memphis, Tennessee. The labor agreement at the Foley Plant expired on April 1, 2002, and a new agreement is currently being negotiated. The agreement for the Memphis Plant was negotiated during fiscal 2003 and expires in fiscal 2006. During fiscal 2003, the Lumberton hourly employees elected to be represented by a union, and a labor agreement is currently being negotiated. The Delta Plant labor agreement expired on June 30, 2003 and a new agreement is currently being negotiated.

         Works councils provide employee representation for non-management workers at our cotton cellulose plants in Glueckstadt, Germany and Americana, Brazil, and our airlaid plant in Steinfurt, Germany. Our plants in Gaston, and King, North Carolina and Cork, Ireland are not unionized.

         None of our facilities have had labor disputes or work stoppages in recent history. The Foley and Memphis Plants have not experienced any work stoppages due to labor disputes in over 30 years and 50 years, respectively. We consider our relationships with our employees and their representative organizations to be good. An extended interruption of operations at any of our facilities could have a material adverse effect on our business.

Environmental Regulations and Liabilities

         Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with these laws and regulations. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Because it is difficult to predict the scope of future requirements, we can offer no assurance that we will not incur material environmental compliance costs or liabilities in the future. Our failure to comply with environmental laws or regulations could subject us to penalties or other sanctions which could materially affect our business, results of operations or financial condition.

         Additional information is included in Note 18, Contingencies, to the Consolidated Financial Statements.

Internet Availability

        Our website is www.bkitech.com. We make available free of charge, through our website under the heading "Investor Relations," annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filed or furnished, pursuant to Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

Safe Harbor Provisions

         This document contains various forward-looking statements and information which is based on management's beliefs as well as assumptions made by and information currently available to management. Statements in this document which are not historical statements are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including among other things, pricing fluctuations and worldwide economic conditions; dependence on our largest customer, Procter & Gamble; fluctuation in the costs of raw materials; competition; inability to predict the scope of future environmental compliance costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected.

Item 2.   Properties

         Corporate Headquarters and Sales Offices. Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee. We own the corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. We lease buildings that house the King, North Carolina Plant, the sales offices in Europe and Asia and distribution facilities in Savannah, Georgia.

Specialty Fiber Plants

         Memphis Plant. The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.

         Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site.

         Glueckstadt Plant. The Glueckstadt Plant is located in Glueckstadt, Germany near the Elbe River north of Hamburg, Germany. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons and is the largest cotton cellulose plant in Europe.

          Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber. We partially closed the Lumberton Plant which resulted in the termination of approximately 100 employees and we will incur cash cost of approximately $2 million in connection with discontinuing production of cotton linter pulp at Lumberton.

         Americana Plant. The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site. It has a capacity of approximately 30,000 annual metric tons of cotton cellulose.

Nonwovens Plants

         Delta Plant. The Delta Plant is located near Vancouver, Canada in Delta, British Columbia on a 12-acre industrial park site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines.

         Cork Plant. The Cork Plant is located near Cork, Ireland on a 16-acre site and has a total capacity of approximately 15,000 annual metric tons of airlaid nonwovens from its single production line. The land is leased on a 99-year fair market value basis and comes due in 2096.

         Steinfurt Plant. The Steinfurt Plant is located in Steinfurt, Germany on an 18-acre site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines.

         Gaston Plant. The Gaston Plant is located in Gaston County near Mt. Holly, North Carolina on an 80-acre site and has a total capacity of approximately 60,000 annual metric tons of airlaid nonwovens from two production lines.

         King Plant. The King Plant is located in King, North Carolina and converts airlaid materials and wetlaid papers into wipes, towels and tissues for industrial and commercial uses.

         The stated capacity of airlaid nonwoven machines is based upon an assumed mix of products. The flexible nature of the airlaid technology allows for a wide range of materials to be produced. Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix.

         All of our airlaid nonwovens sites have proprietary Stac-Pac (TM) folding technology operational, which allows us to efficiently produce compressed bales that facilitate more efficient shipping and facilitate customers' high-speed production lines with a continuous flow of materials.

Item 3.   Legal Proceedings

     We are involved in certain legal actions and claims arising in the ordinary course of business. We believe that such litigation and claims will be resolved without material adverse effect on our financial position or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Buckeye Technologies Inc. is traded on the New York Stock Exchange under the symbol BKI. There were approximately 6,500 shareholders on August 29, 2003, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for our common stock.

                                                                     Year Ended June 30
                                                  -------------------------------------------------
                                                          2003                       2002
                                                  ----------------------    -----------------------
                                                     High        Low          High         Low
   First quarter (ended September 30)               $10.30      $6.40        $14.40       $8.64
   Second quarter (ended December 31)                 7.46       5.10         12.14        7.77
   Third quarter (ended March 31)                     6.22       4.21         13.05        9.50
   Fourth quarter (ended June 30)                     7.24       4.35         12.15        9.40

We have no plans to pay dividends in the foreseeable future.

Item 6.   Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

                                                                        Year Ended June 30
                                       --------------------------------------------------------------------------------------
                                            2003 (a)            2002 (b)            2001 (c)         2000 (d)           1999
                                       ---------------     --------------    ---------------    ------------    -------------
Operating Data:

Net sales                                  $ 641,082          $ 635,218            $731,528        $755,544         $650,295

Operating income                               6,826             28,565             111,147         136,908          113,024

Net income (loss)                            (24,894)           (26,004)             46,523          59,117           48,018

Basic earnings (loss) per share                (0.67)             (0.74)               1.35            1.68             1.34
Diluted earnings (loss) per share              (0.67)             (0.74)               1.32            1.65             1.32

Balance sheet data:
  Total assets                            $1,110,655         $1,134,737          $1,075,550        $930,721         $747,882
  Total debt                                 664,475            701,218             654,679         532,875          441,214

Other data:
  Operating cash flow                       $ 55,206           $ 27,925            $ 68,584        $138,695         $ 97,831
  Adjusted EBITDA (e)                         92,678             84,210             158,959         180,773          152,301


(a) Includes a pretax charge of $38,139 ($24,678 after tax) for restructuring and impairment costs. (See Note 4 to the Consolidated Financial Statements.)

(b) Includes a pretax charge of $11,589 ($7,596 after tax) for restructuring and impairment costs. (See Note 4 to the Consolidated Financial Statements.) Includes the $11,500 cumulative effect of a change in accounting relating to a goodwill impairment charge for our converting plant at King, North Carolina under the transition rules of FAS 142. (See
     Note 2 to the Consolidated Financial Statements.)

(c) Includes the operations of Americana from Augut 1, 2000, its date of acquisition. (See Note 3 to the Consolidated Financial Statements.) Includes the $3,249 cumulative effect of a change in accounting relating to a change in depreciation methods from straight-line to units-of production for some cotton cellulose and airlaid nonwovens equipment. (See Note 2 to the Consolidated Financial Statements.)

(d) Includes the operations of Walkisoft from October 1, 1999, its date of acquisition.

(e) EBITDA is calculated as earnings before net interest expense plus income taxes and depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by adding back the following items: interest income, cumulative effect of changes in accounting, asset impairment charges, restructuring charges and other nonrecurring cash (gains) losses. Adjusted EBITDA should not be considered an alternative measure of our net income, as an indicator of operating performance, or cash flow, or as an indicator of liquidity. Adjusted EBITDA corresponds with the definition contained in our revolving credit facility, and it provides useful information concerning our ability to comply with debt convenants. Although we believe Adjusted EBITDA enhances your understanding of our financial condition, this measure, when viewed individually, is not necessarily a better indicator of any trend as compared to other measures (e.g., net sales, net earnings, net cash flows, etc.) conventionally computed in accordance with GAAP. Amounts presented may not be comparable to similar measures disclosed by other companies.

The following table reconciles Adjusted EBITDA, as presented above, to net income (loss) determined in accordance with GAAP:

                                                                          Year Ended June 30
                                                --------------------------------------------------------------------
                                                    2003            2002          2001          2000          1999

   Net Income (Loss)                             $(24,894)      $ (26,004)      $ 46,523      $ 59,117      $48,018
   Income tax expense (benefit)                   (17,122)         (8,420)        21,055        30,000       22,312
   Net interest expense and amortization
      of debt costs                                46,464          48,051         44,756        42,744       38,873
   Depreciation, depletion and amortization        49,029          47,409         50,163        48,171       42,708
                                                  -------        --------        -------       -------      -------
   EBITDA                                          53,477          61,036        162,497       180,032      151,911

   Interest income                                  1,062             535          1,097           741          390
   Cumulative effect of change in accounting            -          11,500         (3,249)            -            -
   Asset impairments                               36,503           9,984              -             -            -
   Restructuring charges                            1,636           1,605              -             -            -
   Other (gains) losses                                 -            (450)        (1,386)            -            -
                                                  -------         -------        -------       -------       -------
   Adjusted EBITDA                                $92,678         $ 84,210      $158,959      $180,773     $152,301


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Buckeye Technologies Inc. and its subsidiaries manufacture value-added cellulose-based specialty products in the United States, Canada, Germany, Ireland and Brazil and sell these products in worldwide markets. On August 1, 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil.

         During fiscal years 2003 and 2002, we made difficult strategic decisions to reduce overheads and streamline our manufacturing and headquarters operations. These decisions are reflected in our restructuring program and in our announcement of the discontinuation of production of cotton linter pulp at our Lumberton, North Carolina facility.

Volume and net sales

         Net sales in fiscal 2003 were $641.1 million, an increase of $5.9 million or 0.9% over fiscal 2002 of $635.2 million. The anticipated decline in cotton cellulose sales prices from their unusually high levels in fiscal 2002 was offset by higher volume and sales prices for fluff pulp and airlaid nonwoven materials. The decrease in net sales in fiscal 2002 of $96.3 million or 13.2% from fiscal year 2001 sales of $731.5 million was primarily due to lower sales prices on fluff pulp and airlaid nonwovens and lower shipment volumes of cotton cellulose. These decreases were partially offset by higher sales prices of cotton cellulose.

Operating income

         Our operating income for fiscal 2003 was $6.8 million, a decrease of $21.8 million compared to fiscal 2002. This decrease was primarily due to higher restructuring and impairment costs recorded in fiscal 2003. These costs are explained in detail later in this discussion.

         In fiscal 2002, operating income was $28.6 million or 4.5% of sales compared to $111.1 million or 15.2% of sales in fiscal 2001. This decrease was mainly due to the sales issues previously noted, increased cost of cotton raw materials and the restructuring and impairment costs discussed below. The decrease was partially offset by reducing sales, research and administrative expense by $9.2 million or 19.9% versus the prior year. The reduction in research expenses was the result of focusing efforts on key projects. Our results in both fiscal 2003 and 2002 were adversely affected by the weak global economy.

Segment Results

         Historically, we reported results in one segment. Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is now appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administration expense to each segment and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment and certain financing and investing costs.

         Specialty Fibers

         External net sales in fiscal 2003 were $445.2 million compared to $451.1 million in fiscal 2002, a decrease of $5.9 million or 1.3%. The decrease in net sales in fiscal 2003 was due to lower selling prices on cotton based products being only partially offset by slightly higher unit volumes and the restart of operations at our Americana facility.

         During fiscal 2002, specialty fiber external net sales decreased by $76.1 million from the $527.2 million achieved in fiscal 2001. The 14.4% reduction was the result of a 28.3% reduction in the selling price of fluff pulp, being only partially offset by higher average prices on cotton based products.

         Sales price increases and decreases for cotton based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers increased in 2002 we increased our sales prices. As these costs fell during fiscal 2003 we reduced our sales prices. During fiscal 2003 these prices decreased by approximately 13%, while in fiscal 2002 they increased by approximately 10%. Fluff pulp prices vary with market conditions and fell dramatically during fiscal 2002. During fiscal 2003, our average fluff pulp price increased by 3.7% versus fiscal 2002.

         Market supply constraints, coupled with a weakening U.S. dollar and higher energy costs, provided the basis for us to increase our list price of fluff pulp by $40 per metric ton effective April 1, 2003. The higher price was partially implemented during the fiscal fourth quarter and was the major contributor to the fact that our average fluff pulp price during the past year was 3.7% higher than the fiscal 2002 average level.

         The announced summer closure of one of the world's largest dissolving wood cellulose mills has significantly tightened the market for high purity dissolving wood pulps. We announced a $50 per metric ton price increase effective April 1, 2003 for wood-based products. As we have many calendar year supply agreements with customers, the full impact of this price increase will not be felt until calendar year 2004. However, selling prices meaningfully improved in the fiscal fourth quarter compared to the third quarter. We are capitalizing on this opportunity to significantly reduce our shipments of fluff pulp and to increase our shipments of dissolving chemical pulps - particularly in acetate applications. In the fourth quarter we were able to increase chemical pulp and customized fiber shipments by 6,000 metric tons and reduce fluff pulp shipments by a corresponding amount. We understand that the competitor's mill closed in July and we understand produced a six-month supply of inventory for a key customer. Therefore, we do not anticipate seeing most of the benefits of this change until calendar year 2004.

         Operating income for fiscal 2003 was $41.9 million (9.0% of net sales) compared to $39.5 million (8.4% of net sales) for fiscal 2002, an improvement of $2.4 million. This improvement in operating income reflected modestly higher fluff pulp pricing, a more favorable dissolving wood pulp sales mix, operating the Americana facility for most of the year, and operating expense reductions. These improvements were partially offset by margin compression for cotton based products, increased energy and chemicals costs, a cotton raw material write down, and the impact of a strengthening Euro on the operating cost of our Glueckstadt, Germany facility. The cost items noted above had a greater impact on the second half of the year than the first half of the year and many are one-time or relatively short-term in nature.

         During fiscal 2002, the decrease in operating income versus fiscal 2001 was due mainly to the sales issues previously noted and the increased cost of cotton fibers. These were partially offset by cost reductions resulting from reduced employment and lower sales, research and administrative expenses.

         We restarted manufacturing at our Brazilian plant in July 2002. This facility manufactures chemical cellulose and distributes it to a single customer. The plant was idled due to the high cost of cotton linters. During fiscal 2003, we reached an agreement on an extension of the initial volume agreement with our customer. This extension is anticipated to provide sufficient volume to enable the plant to continue to operate at full capacity through calendar year 2004.

         Nonwoven Materials

         Net sales in fiscal 2003 were $195.9 million compared to $184.1 million in fiscal 2002, an increase of $11.8 million or 6.4%. The increase in net sales in fiscal 2003 was primarily due to an increase in shipments and strengthening of the euro. Net sales in fiscal 2002 were $20.2 million or 9.9% less than fiscal 2001 primarily due to lower shipment volume, reduced sales prices and mix changes.

          Capacity expansions in calendar 2001 have resulted in an oversupplied market with very competitive pricing in North America. The weak global economy has negatively impacted the growth rate of airlaid nonwovens thus slowing the absorption of available capacity.

         Nonwoven materials operating income in fiscal 2003 was $4.0 million compared to an operating loss of $2.1 million in fiscal 2002, an improvement of $6.1 million. Our improvement in operating income in fiscal 2003 reflects significant reductions in waste and cost reductions. These improvements were partially offset by the impact of a strengthening Canadian dollar on the operating cost of our Canadian facility.

         Our fiscal 2002 operating loss was $6.8 million lower than our operating income of $4.7 million in fiscal 2001. Operating results in fiscal 2002 decreased mainly due to the reduced sales prices previously noted. During fiscal 2002, we were starting up a new airlaid nonwovens machine in North Carolina and installing and starting up new Stac-Pac(TM) folding machines at all of our locations. These start ups caused us to incur higher-than-normal waste levels and manufacturing costs. These negative factors were partially offset by a decrease in sales, research and administrative expense in fiscal 2002.

Restructuring costs

          In early April 2003, we announced our decision to discontinue production of cotton linter pulp at our Lumberton, North Carolina facility. We completed this partial closure in August 2003. We will continue to produce cosmetic cotton products at that location. This decision reflects a steady decline in demand in the cotton fiber paper industry, which has contracted by about one-third since the late 1990's. While cotton linter pulp is one of our core businesses, current demand does not economically justify operating a facility that can only produce products for paper applications.

         To better meet our customers' needs, we are consolidating our U.S. cotton linter pulp production at our larger Memphis, Tennessee facility. This facility can produce products for both chemical and paper applications. This consolidation and the resulting increase in facility utilization will enable us to improve our operating results by over $6 million annually and reduce our working capital needs by approximately $10 million. We expect this more efficient operating configuration to reduce our cost of goods sold beginning in January 2004.

         As a result of the restructuring, approximately 100 positions were eliminated. Involuntary termination benefits and miscellaneous costs of $0.1 million were paid and $1.5 million were accrued as of June 30, 2003. We expect payments related to the 2003 restructuring program to continue throughout fiscal 2004. All costs of this program are reported in the statements of operations as restructuring costs. We are continuing to pursue cost reduction initiatives company wide.

         In fiscal 2002, we initiated a restructuring program designed to deliver cost reductions by reducing overhead expenses. All costs of this program are reported in our statements of operations as restructuring costs. In connection with this program, we paid involuntary termination benefits of $1.0 million in fiscal 2002 and accrued $0.6 million as of June 30, 2002. During fiscal 2003, the major portion of the $0.6 million accrual was paid. As a result of this restructuring, approximately 200 positions were eliminated, which reduced our costs by over $10.0 million annually. Our nonwovens and specialty fibers businesses in North America and Europe were impacted by this cost reduction program. As a part of this restructuring, we closed our engineering offices located in Finland.

Impairment of long-lived assets

          We have evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we determined that long-lived assets associated with the Lumberton facility, having a carrying amount of $36.5 million, were no longer recoverable and were, in fact, impaired. We wrote these assets down to their estimated fair value of $7.9 million in fiscal 2003. This impairment resulted in a $28.6 million non-cash charge against our operations and an $18.6 million after-tax increase in our net loss in fiscal 2003. Additional information is included in Note 4, Impairment and Restructuring Costs, to the Consolidated Financial Statements.

         In fiscal 2003 we abandoned certain airlaid nonwovens equipment, which had a carrying value of $7.6 million. We evaluated the ongoing value of these assets, which principally included an uninstalled airlaid machine acquired with the purchase of Walkisoft in 1999 and also included some equipment that did not operate as intended, and wrote them down to their estimated fair value of $0.1 million. We also abandoned certain engineering drawings and fully impaired the carrying value of $0.4 million. These impairments contributed to a $7.9 million decrease in our operating income, and a $5.0 million after-tax increase in net loss, in fiscal 2003.

         In the fourth quarter of fiscal 2002, we recorded impairment costs of $10.0 million. The impairment costs related primarily to obsolete airlaid nonwovens packaging equipment that we replaced with more efficient Stac-Pac(TM) packaging lines.

Net interest expense and amortization of debt costs

         We incurred net interest expense and amortization of debt costs of $46.5 million in fiscal 2003 compared to $48.1 million for the prior fiscal year. This decrease was primarily due to lower interest rates in fiscal 2003, which were partially offset by $1.8 million of interest capitalization in fiscal 2002. Net interest and amortization of debt costs were $3.3 million higher in fiscal 2002 compared to $44.8 million incurred in fiscal 2001. The increase was primarily due to higher levels of debt. The increase was partially offset by the favorable effect of an interest rate swap agreement which we entered into in May 2001. This interest rate swap agreement exchanged fixed rate interest payments for floating rate interest payments on $100 million of our $150 million aggregate principal amount senior subordinated notes due October 15, 2010.

Foreign exchange, amortization of intangibles and other

          Foreign exchange, amortization of intangibles and other expense in fiscal 2003, 2002 and 2001 were $2.4 million, $3.4 million and $2.1 million, respectively. The $1.0 million favorable variance in fiscal 2003 from 2002 was due primarily to an increase of $3.1 million in foreign currency gains partially offset by the settlement of a contract dispute and other miscellaneous items. The higher costs in fiscal 2002 versus fiscal 2001 were due primarily to lower foreign currency gains in fiscal 2002.

Income taxes

          Our effective tax rate for fiscal 2003 was 40.8% versus 36.7% in fiscal 2002, which is primarily attributable to the utilization of a foreign net operating loss carryforward that had previously been fully reserved. Our effective tax rate for fiscal 2002 was 36.7% versus 32.7% in fiscal 2001, due to the recognition of higher research and development tax credits in fiscal 2002.

Financial Condition

         Our financial condition improved during the current fiscal year. We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Cash Flow

Net cash provided by operating activities

       For the years ended June 30, 2003, 2002 and 2001 we provided cash from operating activities of $55.2 million, $27.9 million and $68.6 million, respectively. The $27.3 million improvement in fiscal 2003 cash flow was due to a $16.1 million increase in operating results before the effect of certain non-cash charges (a change in accounting and impairment of long-lived assets). Additionally, reductions in inventories and the receipt of an $18.3 million federal tax refund that reduced prepaid expenses contributed to the improved cash flows from operations in fiscal 2003. These improvements were partially offset by an increase in accounts receivable due to a change in the terms of a supply contract with a significant customer. The decrease in cash provided by operating activities of $40.7 million for fiscal 2002 was due primarily to lower earnings, lower current liabilities and an increase in prepaid expenses as a result of the federal tax refund not yet received.

Net cash used in investing activities

         In fiscal 2003, we used $20.4 million cash in investing activities, as compared to $46.1 million in fiscal 2002. $17.7 million of the reduction was due to the redemption of short term investments in fiscal 2003 that had been purchased in fiscal 2002. The remaining decrease in fiscal 2003 was due to continued efforts to reduce capital expenditures and the lack of any major construction or projects during the year. The decrease in cash used in investing activities during fiscal 2002 was due primarily to the completion of the airlaid nonwovens machine at the Gaston plant. Additionally, we used $36.6 million in cash in fiscal 2001 to acquire the Americana facility.

         Overall, we used cash to make capital expenditures for property, plant and equipment of $28.4 million in fiscal 2003, $36.0 million in fiscal 2002 and $153.0 million in fiscal 2001. In fiscal 2001 and fiscal 2002, we made these expenditures primarily to construct, purchase, modernize and upgrade our production equipment and facilities. A majority of our capital expenditures in fiscal 2001 related to the construction of the large airlaid nonwovens machine at the Gaston plant. We expect to make capital expenditures (including environmental expenditures and capital costs associated with the scheduled extended maintenance shutdown at our FoleyPlant) for fiscal 2004 of not more than $40.0 million.

Net cash provided by (used in) financing activities

         In fiscal 2003, we used cash to repay $42.5 million in debt including a $22.0 million note payment to UPM-Kymmene in connection with the purchase of Walkisoft. In May 2002, we sold 2,150,000 shares of common stock at a price of $10.00 per share. The net proceeds of the offering were $21.4 million. We also used additional borrowings under our bank credit facilities along with the cash provided by operating activities to make our 2002 and 2001 $22.0 million note payments to UPM-Kymmene.

         Our board of directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. In fiscal 2003, we repurchased no shares of our common stock. Through June 30, 2003, we had repurchased a total of 5,009,300 shares under the current board authority. At June 30, 2003, we were prohibited from repurchasing our common stock under the terms of our revolving credit facility.

Contractual Obligations

         The following table summarizes our significant contractual cash obligations as of June 30, 2003. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(In thousands)
                                                      Less than                                   Greater than
Contractual Obligations                  Total          1 year      1-3 years      3-5 years         5 years
-----------------------                  -----        ---------     ---------      ---------      ------------

Long-term obligations (1)              $ 661,192        $41,718     $ 362,316      $  99,688         $ 157,470
Capital lease obligations (2)              4,036            834         1,668          1,166               368
Operating leases (2)                       2,471          1,058           861            506                46
Timber commitments (3)                    99,000         13,000        39,000         26,000            21,000
Lint commitments                          15,634         15,634             -              -                 -
                                       -----------------------------------------------------------------------
Total contractual cash
   Obligations                         $ 782,333        $72,244     $ 403,845      $ 127,360          $178,884
                                       =======================================================================

(1) See Note 8 to the Consolidated Financial Statements.

(2) See Note 9 to the Consolidated Financial Statements.

(3) See Note 17 to the Consolidated Financial Statements.

Leverage/Capitalization

         Our total debt decreased to $664.5 million at June 30, 2003 from $701.2 million at June 30, 2002, a decrease of $36.7 million. From June 30, 2001 to June 30, 2002, total debt increased by $42.7 million. Our total debt as a percentage of our total capitalization was 71.6% at June 30, 2003 as compared to 73.4% at June 30, 2002 and 74.0% at June 30, 2001. The interest coverage ratio was 2.1x in 2003, 1.8x in 2002, and 3.7x in 2001.

         We present net debt as an additional means by which investors can evaluate our financial condition, liquidity and ability to satisfy rating agency and creditor requirements. We calculate net debt as debt and capital lease obligations less interest rate swap non-cash fair value adjustment to debt, cash, cash equivalents, restricted cash and short-term investments. Our net debt was $605.0 million at June 30, 2003. In the table below, net debt is reconciled to long-term debt and capital lease obligations, the most directly comparable GAAP measures.


(In millions)                                                         June 30,            June 30,
                                                                        2003                2002
                                                                      --------            --------
Debt and capital lease obligations on balance sheet                    $ 664.5            $ 701.2
less: interest rate swap non-cash fair value adjustment to debt           (6.1)              (2.6)
less: cash, cash equivalents, restricted cash and short-term
      investments                                                        (53.4)             (68.2)
                                                                       -------            -------
Net debt                                                               $ 605.0            $ 630.4
                                                                       =======            =======

Liquidity

         We have the following major sources of financing: revolving credit facility, receivables-based credit facility and senior subordinated notes. Our revolving credit facility and senior subordinated notes contain various covenants. Based on our recent results of operations and the amendment to our revolving credit facility in July 2003, which was effective as of June 30, 2003, we were in compliance with these covenants as of June 30, 2003 and believe we will remain in compliance through the maturity of the revolving credit facility on March 31, 2005.

         Revolving Credit Facility. We amended our revolving credit facility on July 28, 2003 to modify the financial covenants applicable for the period from June 30, 2003 through March 31, 2005. In addition, the lenders under this facility consented to an issuance of new senior notes, provided that we use at least $40 million of the proceeds therefrom to permanently reduce amounts outstanding under the revolving credit facility. These lenders also consented to the prepayment of the $22.0 million note due October 1, 2003 to UPM-Kymmene. The interest rate applicable to borrowings under this revolving credit facility is the agent's prime rate plus 1.75% to 2.25% or at our option, a LIBOR-based rate ranging from LIBOR plus 2.75% to LIBOR plus 3.75%. This facility is secured by substantially all of our assets located in the United States. At June 30, 2003, we had outstanding borrowings under this facility of $207.5 million. Letters of credit issued through our revolving credit facility of $2.1 million were outstanding at June 30, 2003. The amount available for borrowing under our credit facility was $5.4 million at June 30, 2003.

         Receivables-Based Credit Facility. On September 3, 2002, we amended our $30 million receivables-based credit facility. The amendment extended the maturity of this facility from December 4, 2002 to December 4, 2003. The interest rate applicable to borrowings under this facility is one week LIBOR plus 0.75%, and the facility is secured by certain insured receivables. At June 30, 2003, we had outstanding borrowings under this facility of $5.0 million, unused borrowing availability of $24.5 million, and restricted cash of $3.4 million.

         Senior Subordinated Notes. At March 31, 2002, our fixed charge coverage ratio (as defined in the subordinated note indentures) fell below 2:1. Falling below the 2:1 ratio does not breach any covenant and is not an event of default under any of our debt agreements. However, as specified in those indentures, until such time as this ratio again equals or exceeds 2:1, we can only incur debt that falls within the definition of "Permitted Indebtedness" in the indentures. As a result, if we elect to refinance any of our bank credit facilities, unless we can then satisfy the 2:1 fixed charge coverage ratio, we will be unable to refinance that portion of our credit facilities that exceed $160 million.

         Under each such indenture, the ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under the senior subordinated note indentures.

          Interest Rate Swap. In May 2001, we entered into an interest rate swap agreement in respect of $100 million of our 8% fixed rate senior subordinated notes maturing in October 2010. The swap agreement converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. The terms of the swap agreement are consistent with the terms of our October 2010 notes; thus, this arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, we record the net effect from the swap agreement as part of interest expense. The swap agreement settles quarterly until its maturity in October 2010. During fiscal years 2003, 2002 and 2001, the swap agreement reduced our net interest expense by $4.5 million, $3.4 million and $0.3 million, respectively. Based upon interest rates then applicable with respect to similar transactions, we recorded the fair value of the swap agreement as an asset and recorded a corresponding increase in debt of $6.1 million at June 30, 2003 and $2.6 million at June 30, 2002.

         Current Portion of Long-Term Debt. In fiscal 2003, we reclassified our Canadian loan (maturing September 30, 2003), our final payment to UPM-Kymmene (due October 1, 2003) and our receivables-based credit facility (maturing December 4, 2003) from long-term debt to current liabilities. We reached agreement in principle to renew our Canadian $20 million (U.S. $14.8 million equivalent based on exchange rates in effect at June 30, 2003) loan. If we elect to renew our Canadian loan, it will have a maturity date of November 30, 2004 and will require a 20% reduction of the principal to Canadian $16 million at September 30, 2003 and all other terms and conditions will remain the same.

         Shelf Registration. On March 15, 2002, we filed a Form S-3 shelf registration statement. The shelf registration statement allows us to issue various types of securities, including common stock, preferred stock and debt securities, from time to time, up to an aggregate of $300 million. We filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002. On May 16, 2002, we sold 2,150,000 shares of common stock under this registration statement at a price of $10.00 per share. The net proceeds of the offering were $21.4 million. We used these proceeds for general corporate purposes.

     Refinancing of 2005 senior subordinated notes and revolving credit facility. We announced on September 2, 2003 that we plan to offer $200 million of senior notes due 2013 in a private offering. The notes will be guaranteed by certain of our subsidiaries. We anticipate using a portion of the net proceeds from the private placement to redeem our 8.5% senior subordinated notes due 2005, pay the related redemption premium and repay a portion of our existing bank debt. We can make no assurance that this offering will be completed.

         We are also considering a new revolving credit facility in order to refinance our existing revolving credit facility. We have received commitments from three lending institutions, including affiliates of the initial purchasers of the senior notes, to participate in a new credit facility, subject to customary closing conditions. However, we have reached no decision to proceed with this refinancing at this time.

         While we can offer no assurances, we believe that our cash flow from operations, together with current cash, cash equivalents and short-term investments on hand, will be sufficient to fund necessary capital expenditures (expected not to exceed $40 million in fiscal 2004), meet operating expenses and service our debt obligations for the foreseeable future.

Critical Accounting Policies

         This discussion and analysis is based upon our consolidated financial statements. Our critical and significant accounting policies are more fully described in Note 1, Accounting Policies, to our Consolidated Financial Statements. Some of our accounting policies require us to make significant estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates underlying our financial statements requires the exercise of management's judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Our management exercises critical judgment in the application of our accounting policies in the following areas, which significantly affect our financial condition and results of operation. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

         Inventories

         We state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and estimated market values and compare that with the current cost of inventory. If actual market conditions are less favorable than those projected, we may be required to write down inventory.

         Depreciation

         We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. Under this method, we calculate depreciation based on the expected productive hours of the assets and, in any case, subject to a minimum level of depreciation. If the estimated productive hours of these assets change in the future, we may have to adjust depreciation expense per unit of production accordingly. We use the straight-line method for determining depreciation on our other capital assets.

         Long-Lived Assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Note 4 of our Consolidated Financial Statements for information concerning impairment charges.

         We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS No. 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives, and these assets will also be subject to an impairment test based on estimated fair value. We typically base our estimates of fair value on operating earnings and adjust these by a discount factor in valuing future cash flows. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record additional impairment losses in the future.

         Planned Maintenance Shutdowns

         We accrue the cost of periodic planned maintenance shutdowns over the period between shutdowns, based on our estimates of incremental spending and fixed overhead cost. If we revise our estimates of the costs of such shutdowns, or if the period between shutdowns changes, then we may be required to adjust the amount of such accruals.

Recent accounting pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied to all other variable interest entities for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant impact on our Consolidated Financial Statements.

Cumulative effect of change in accounting

         Effective July 1, 2001, we adopted SFAS No. 142, which established new accounting and reporting requirements for goodwill and other intangible assets as described in our critical accounting policies. Based on our assessment, effective July 1, 2001 we reduced our goodwill by $11.5 million in the converting business, which we had purchased in the Merfin acquisition in 1997. We recorded no tax benefit as a result of the reduction in the carrying value of goodwill.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

         We are exposed to market risk from changes in foreign exchange, interest rates, raw material costs and the price of certain commodities used in our production processes. To reduce such risks, we selectively use financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures. Further, we do not enter into financial instruments for trading purposes.

         The following risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk, assuming that certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to actual developments in the global financial markets. The analysis methods used to assess and mitigate risks discussed below should not be considered projections of future events or losses.

         A discussion of our accounting policies for risk management is included in Accounting Policies in the Notes to the Consolidated Financial Statements.

Interest Rates

         The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end. The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2003 were $661.2 million and $653.3 million, respectively, and at June 30, 2002 were $697.4 million and $656.9 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to $0.9 million at June 30, 2003 and $2.2 million at June 30, 2002.

         We had $228.3 million of variable rate long-term debt outstanding at June 30, 2003. At this borrowing level, a hypothetical 10% increase in interest rates would have a $1.1 million unfavorable impact on our pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. prime rates and European interbank rates.

         At June 30, 2003, we had one interest rate swap agreement with a total notional value of $100.0 million, terminating on October 15, 2010. We entered into the interest rate swap agreement on May 7, 2001. The agreement involves the exchange of fixed-rate interest payments at 8% for floating-rate interest payments at three-month LIBOR plus 1.97% over the life of the agreement without the exchange of any underlying principal amounts. The net amounts paid or received under this interest rate swap agreement are recognized as an adjustment to interest expense.

Foreign Currency Exchange Rates

         Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. Buckeye and our subsidiaries generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars. The primary currencies to which we are exposed include the European euro, Canadian dollar and the Brazilian real.

         We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not generally hedge these net investments. However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $180.4 million and $158.1 million at June 30, 2003 and 2002, respectively. The potential loss in value of our net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $16.4 million at June 30, 2003 and $14.4 million at June 30, 2002. This change would be reflected in the equity section of our consolidated balance sheet.

Cost of Raw Materials

         Amounts paid by us for wood, cotton fiber and fluff pulp represent the largest component of our variable costs of production. The availability and cost of these materials are subject to market fluctuations caused by factors beyond our control, including weather conditions. Significant decreases in availability or increases in the cost of wood or cotton fiber, to the extent not reflected in prices for our products, could materially and adversely affect our business, results of operations and financial condition.

Commodities

         In order to minimize market exposure, we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2003 requiring fair value treatment. At June 30, 2002, the Company had natural gas contracts outstanding and included in other assets with a fair value of $0.4 million. The fair value is based upon exchange quoted market prices of comparable instruments. While the contract outstanding as of June 30, 2002 did not qualify for hedge accounting, neither its effect on the results of operations nor the year-end position was material to our overall results.

         Exposure to commodity products also creates volatility in pricing. If our research and development efforts do not result in the commercialization of new, proprietary products, we will continue to have significant exposure to fluff pulp and other commodity products, which could result in volatility in sales prices and profits.

Industry Cyclicality

         The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical. The markets for most cellulose and absorbent products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control. The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason. Financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete. It is not certain that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels. The demand, cost and prices for our products may thus fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

Contingencies

         Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with such requirements. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Given the uncertainties associated with predicting the scope of future requirements, there can be no assurance that we will not in the future incur material environmental compliance costs or liabilities. For additional information on environmental matters, see Note 18 to the Consolidated Financial Statements.

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting our operations, markets, products, services and prices, and other factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data

         See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We had no changes in or disagreements with our independent auditors.

Item 9a. Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2003 of our disclosure controls and procedures, as such term is defined under Rule 13-a14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

 PART III

Item 10.   Directors and Executive Officers of the Registrant

     The names, ages and positions held by our executive officers on September 2, 2003 are:

                                                                                                Elected to
         Name                 Age                         Position                          Present Position
---------------------         ---     --------------------------------------------------    ----------------
 David B. Ferraro              65     Chairman of the Board, Chief Executive Officer and        April 2003
                                      Director

 John B. Crowe                 56     President and Chief Operating Officer                     April 2003

 Gayle L. Powelson             44     Sr. Vice President and Chief Financial Officer            October 2000

 Charles S. Aiken              53     Sr. Vice President, Nonwovens Manufacturing               April 2000

 R. Howard Cannon              41     Sr. Vice President, Wood Cellulose and Director           April 2003

 Sheila Jordan Cunningham      51     Sr. Vice President, General Counsel and Secretary         April 2000

 George B. Ellis               63     Sr. Vice President, Cotton Cellulose                      January 2001

 William M. Handel             57     Sr. Vice President, Human Resources                       April 2000

 Paul N. Horne                 48     Sr. Vice President, Cotton Cellulose                      January 2001

 Kristopher J. Matula          41     Sr. Vice President, Nonwovens and Corporate Strategy      April 2003

----------------------------------

David B. Ferraro
Chairman of the Board, Chief Executive Officer and Director
         Mr. Ferraro has served as Chairman of the Board and Chief Executive Officer since April 1, 2003. From March 1993 until he was named Chairman and CEO, he served as President and Chief Operating Officer. He has been a director of Buckeye since March 1993. He was Manager of Strategic Planning of The Procter & Gamble Company from 1991 through 1992. He served as President of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1989 through 1991, as its Executive Vice President and Manager of Commercial Operations from 1987 through 1989, and as its Comptroller from 1973 through 1986.

John B. Crowe
President and Chief Operating Officer
         Mr. Crowe has served as President and Chief Operating Officer since April 1, 2003. He served as Senior Vice President, Wood Cellulose from January 2001 to April 2003. He served as Vice President, Wood Cellulose Manufacturing from December 1997 to January 2001. Prior to joining the Company, he served as Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and as Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company. From 1979 to 1992, he was an employee of Procter & Gamble.

Gayle L. Powelson
Senior Vice President and Chief Financial Officer
         Ms. Powelson has served as Senior Vice President and Chief Financial Officer since October 2000. She served as Senior Vice President, Finance and Accounting, from April 2000 to October 2000, Vice President Finance and Accounting from April 1999 to April 2000 and as International Operations Controller from February 1998 to April 1999. Prior to joining the Company she served as Vice President and Controller of TruGreen-ChemLawn, L.P. and as Chief Financial Officer and Vice President of ACI America Holdings Inc., a subsidiary of BTR Nylex Ltd.

Charles S. Aiken
Senior Vice President, Nonwovens Manufacturing
         Mr. Aiken has served as Senior Vice President, Nonwovens Manufacturing since April 2000. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He was an employee of Procter & Gamble from 1977 to March 1993.

R. Howard Cannon
Senior Vice President, Wood Cellulose and Director
         Mr. Cannon has served as Senior Vice President, Wood Cellulose since April 1, 2003. Previously, he was Vice President, Nonwovens Sales from August 2000 to April 2003 and was Manager, Corporate Strategy from November 1999 to August 2000. He has served as a director of Buckeye since 1996. Before assuming a position with Buckeye, he was President of Dryve, Inc., a company consisting of 33 dry cleaning operations, a position he had held since 1987. He is co-trustee of the Cannon Family Trust. R. Howard Cannon is the son of Robert E. Cannon.

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

George B. Ellis
Senior Vice President, Cotton Cellulose
         Mr. Ellis has served as Senior Vice President, Cotton Cellulose since January 2001. Mr. Ellis served as Senior Vice President, Manufacturing-Specialty Cellulose from July 1997 to January 2001 and as Vice President, Manufacturing from March 1993 to July 1997. He was an employee of Procter & Gamble from 1962 to March 1993.

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

Kristopher J. Matula
Senior Vice President, Nonwovens and Corporate Strategy
         Mr. Matula has served as Senior Vice President, Nonwovens and Corporate Strategy since April 1, 2003. He served as Senior Vice President, Nonwovens from January 2001 to April 2003. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

         Additional information relating to Directors and Executive Officers is incorporated herein by reference to our 2003 Annual Proxy Statement.

Item 11. Executive Compensation

         Information relating to this item is set forth in our 2003 Annual Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information relating to this item is set forth under the caption "Buckeye Stock Ownership" and "Executive Compensation" in our 2003 Annual Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information relating to this item is set forth in our 2003 Annual Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         Information regarding principal accountant fees and services is included in our 2003 Annual Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    (a)    (1)  Financial Statements and Financial Statement Schedules
                o See Index to Consolidated Financial Statements and Schedule on page F-1. All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.
           (2)  Listing of Exhibits
                 3.1   Second Amended and Restated Certificate of Incorporation
                       (6)
             3.1 (a)   Articles of Amendment to the Second Amended and Restated
                       Certificate of Incorporation of Registrant (7)
                 3.2   Amended and Restated By-laws of the Registrant. (11)
                 4.1 First Amendment to the Rights Agreement. (The Rights Agreement was filed on Form 8-A, November 20, 1995). (3)
                 4.2 Indenture for 8 1/2% Senior Subordinated Notes due 2005, dated November 28, 1995(1) 4.3 Indenture for 9 1/4% Senior Subordinated Notes due 2008, dated July 2, 1996
                       (2)
                 4.4 Indenture for 8% Senior Subordinated Notes due 2010, dated June11, 1998(7)
                10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant(8)
                10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.(12)
                10.3   Form of Management Stock Option Subscription Agreement(8)
                10.4   Form of Stock Option Subscription Agreement(8)
                10.5 Amended and Restated Formula Plan for Non-Employee Directors(4)
                10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated
                       October 30, 1995.(9)
                10.7 Asset Purchase Agreement, dated October 1, 1999, between Buckeye Technologies Inc., BKI Holdings Corporation, Buckeye Mt. Holly LLC, Buckeye Finland Oy, BKI International Inc.and UPM-Kymmene Corporation, Walkisoft Finland Oy, Walkisoft USA, Inc., Walkisoft
                       Denmark A/S(10)
                10.8 German Purchase Agreement between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH, Walkisoft GmbH and UPM-Kymmene Ojy(10)
                10.9 Credit Agreement dated April 16, 2001 among the Registrant, Fleet National Bank; Toronto Dominion (Texas), Inc.; Bank of America, N. A.; First Union National Bank; and the other lenders party thereto (Credit Agreement). (5)
                10.10 Amendment No. 1 to the Credit Agreement dated September 7, 2001.(12)
                10.11 Amendment of German Purchase Agreement Between Buckeye Technologies Inc., Buckeye Steinfurt GmbH, Buckeye Holdings GmbH AND Walkisoft GmbH, UPM-Kymmene Ojy dated September 20, 2001.(12)
                10.12 Amendment No. 2 to the Credit Agreement dated October 16, 2001.(13)
                10.13 Credit and Security Agreement dated December 5, 2001 by and among Wachovia Bank, N.A. and Buckeye Receivables (Credit and Security Agreement).(14)
                10.14 Amendment No. 3 to the Credit Agreement dated March 18, 2002.(15)
                10.15  Consent Under Credit Agreement dated August 20, 2002.(16)
                10.16 Amendment to the Credit and Security Agreement dated September 3, 2002. (16)

                10.17  Amendment No. 4 to the Credit Agreement dated July 28,
                       2003.
                12.1   Computation of Interest Coverage Ratio.
                21.1   Subsidiaries of the Registrant.
                23.1   Consent of Ernst & Young LLP.
                31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on September 2, 2003.
                31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on September 2, 2003.
                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on September 2, 2003.
                32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002, signed by Gayle L. Powelson, the Chief Financial Officer of Buckeye Technologies Inc. on September 2, 2003.
----------------------

        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-97836, as filed with the Securities and Exchange Commission on October 6, 1995 and as amended on October 30, 1995 and November 21, 1995.
        (2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
        (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1997 (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2000.
        (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended March 31, 2001.
        (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.
        (7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.
        (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1998. (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.
       (10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 13, 1999.
       (11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
       (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 2001.
       (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2001.
       (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2001.
       (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
       (16) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 2002.

(b) Reports on Form 8-K
    During the quarter ended June 30, 2003, the following reports were filed on Form 8-K or 8-K/A
    - Report dated April 3, 2003, announcing the partial shutdown of the Lumberton, North Carolina plant.
    - Report dated April 9, 2003, announcing the scheduling of the conference call regarding operating results for the quarter ended March 31, 2003.
    - Report dated April 22, 2003 announcing January - March 2003 operating results.
    - Report dated April 22, 2003, amending the January - March 2003 operating results.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By:/S/ DAVID B. FERRARO
-------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: September 2, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/S/ DAVID B. FERRARO
-------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: September 2, 2003




By:/S/ SAMUEL M. MENCOFF
-------------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 2, 2003



By:/S/ HENRY F. FRIGON
-------------------------------------------------------------------------------
Henry F. Frigon, Director
Date: September 2, 2003


By:/S/ RED CAVANEY
-------------------------------------------------------------------------------
Red Cavaney, Director
Date: September 2, 2003



By:/S/ GAYLE L. POWELSON
-------------------------------------------------------------------------------
Gayle L. Powelson, Senior Vice President and Chief Financial Officer
Date: September 2, 2003

                            BUCKEYE TECHNOLOGIES INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                              PAGE

Report of Management................................................................          F-2
Report of Independent Auditors......................................................          F-3
Financial Statements as of June 30, 2003, June 30, 2002 and for the three years ended June 30, 2003:
Consolidated Statements of Operations...............................................          F-4
Consolidated Balance Sheets.........................................................          F-5
Consolidated Statements of Stockholders' Equity.....................................          F-6
Consolidated Statements of Cash Flows...............................................          F-7
Notes to Consolidated Financial Statements..........................................          F-8
Schedule:
       Schedule II - Valuation and Qualifying Accounts..............................          F-26

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

         The Company's senior management, our Corporate Leadership Team, is actively involved in all aspects of the business. This group understands key strategies and monitors financial results. We maintain a system of internal controls which provides reasonable assurance that transactions are accurately recorded and assets are safeguarded. All of the Company's officers and financial executives adhere to the Company's Code of Ethics and provide written confirmation of their compliance annually.

         Buckeye was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.




/S/ DAVID B. FERRARO       /S/ JOHN B. CROWE             /S/ GAYLE L. POWELSON
David B. Ferraro           John B. Crowe                 Gayle L. Powelson
Chairman of the Board      President and                 Senior Vice President
and Chief Executive        Chief Operating Officer       and Chief Financial
Officer                                                  Officer

Report of Independent Auditors

To the Board of Directors and Stockholders of Buckeye Technologies Inc.

         We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, in 2001, the Company changed its method of depreciation for certain equipment, and in 2002, the Company adopted Statement of Financial Accounting Standards No. 142.


                                   /s/ Ernst & Young LLP


Memphis, Tennessee
July 30, 2003
except for Note 21, as to which
  the date is September 2, 2003

Consolidated Statements of Operations
(In thousands, except per share data)

                                                                              Year Ended June 30
                                                                       2003            2002           2001
                                                                --------------------------------------------
Net sales                                                          $ 641,082       $ 635,218       $ 731,528
Cost of goods sold                                                   558,221         557,963         574,055
                                                                     -------         -------         -------
Gross margin                                                          82,861          77,255         157,473
Selling, research and administrative expenses                         37,896          37,101          46,326
Impairment of long-lived assets                                       36,503           9,984               -
Restructuring costs                                                    1,636           1,605
                                                                     -------         -------         -------
                                                                                                           -
Operating income                                                       6,826          28,565         111,147
Other income (expense):
     Interest income                                                   1,062             535           1,097
     Interest expense and amortization of debt costs                 (47,526)        (48,586)        (45,853)
     Foreign exchange, amortization of intangibles and
       other                                                          (2,378)         (3,438)         (2,062)
                                                                     -------         -------         -------

Income (loss) before income taxes and cumulative effect of
       change in accounting                                           (42,016)        (22,924)        64,329

Income tax expense (benefit)                                          (17,122)        ( 8,420)        21,055
                                                                      --------        --------       -------
Income (loss) before cumulative effect of change in
      accounting                                                      (24,894)        (14,504)        43,274
Cumulative  effect of change in  accounting  (net of tax of $0
and $1,286, respectively)                                                   -         (11,500)         3,249
                                                                    ----------      ---------       --------
Net income (loss)                                                   $ (24,894)      $ (26,004)      $ 46,523
                                                                    ==========      =========       ========

Earnings (loss) per share before cumulative effect of
      change in accounting
             Basic earnings (loss) per share                          $ (0.67)        $ (0.42)      $  1.25
             Diluted earnings (loss) per share                        $ (0.67)        $ (0.42)      $  1.23

Cumulative effect of change in accounting
              Basic earnings (loss) per share                         $    -          $ (0.33)       $  0.09
              Diluted earnings (loss) per share                       $    -          $ (0.33)       $  0.09

Earnings (loss) per share
              Basic earnings (loss) per share                         $ (0.67)        $ (0.74)       $  1.35
              Diluted earnings (loss) per share                       $ (0.67)        $ (0.74)       $  1.32

Weighted average shares for basic earnings per share                   36,965          34,906         34,534
Effect of dilutive stock options                                            -               -            786
                                                                     --------        --------        -------
Adjusted weighted average shares for diluted earnings
     per share                                                         36,965          34,906         35,320
                                                                     ========        ========        =======

See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

                                                                                          June 30
                                                                                 2003                 2002
                                                                            ---------------------------------
Assets
Current assets:
     Cash and cash equivalents                                               $   49,977          $   56,006
     Cash, restricted                                                             3,375               3,375
     Short-term investments                                                           -               8,863
     Accounts receivable - trade, net of allowance for doubtful accounts
       of $721 in 2003 and $1,947 in 2002                                       123,303              93,898
     Accounts receivable - other                                                  2,980               3,618
     Inventories                                                                136,705             145,103
     Deferred income taxes                                                       18,613               7,421
     Prepaid expenses and other                                                   7,694              22,232
                                                                              ---------           ---------
Total current assets                                                            342,647             340,516

Property, plant and equipment, net                                              594,138             627,752
Goodwill, net                                                                   129,631             120,399
Intellectual property and other, net                                             44,239              46,070
                                                                              ---------           ---------
Total assets                                                                 $1,110,655          $1,134,737
                                                                              =========           =========

Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable                                                  $   37,007          $   33,789
     Accrued expenses                                                            48,360              47,196
       Current portion of capital lease obligation                                  583                 793
     Current portion of long-term debt                                           41,718              22,000
                                                                              ---------           ---------
Total current liabilities                                                       127,668             103,778

Long-term debt                                                                  619,474             675,396
Accrued postretirement benefits                                                  18,882              19,163
Deferred income taxes                                                            79,498              79,295
Capital lease obligation                                                          2,700               3,029
Other liabilities                                                                   549                 416

Commitments and contingencies (Notes 8, 9, 12, 17, and 18)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none
     issued or outstanding                                                             -                   -
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued and 36,973,478 and 36,948,900 shares outstanding at
     June 30, 2003 and 2002, respectively                                            431                 431
Additional paid-in capital                                                        55,517              55,517
Deferred stock compensation                                                         (282)               (282)
Accumulated other comprehensive loss                                              (3,410)            (36,381)
Retained earnings                                                                293,739             318,633
Treasury shares, 6,169,292 and 6,193,870 shares at                                                                   -
     June 30, 2003 and 2002, respectively                                        (84,111)           ( 84,258)
                                                                              ----------          ----------
Total stockholders' equity                                                       261,884             253,660
                                                                              ----------          ----------      ----   -------
Total liabilities and stockholders' equity                                   $ 1,110,655         $ 1,134,737
                                                                              ==========          ==========

See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

                                                                                  Accumulated
                                                     Additional      Deferred        other
                                          Common      paid-in         stock     comprehensive    Retained      Treasury
                                          stock       capital     compensation       loss        earnings       Shares      Total
                                      ----------------------------------------------------------------------------------------------
Balance at June 30, 2000                  $431       $ 65,306        $(626)      $ (34,376)     $ 298,114     $(114,870)   $213,979
Comprehensive income:
     Net income                              -              -            -               -         46,523             -      46,523
     Other comprehensive income:
         Foreign currency translation        -              -            -         (23,913)             -             -     (23,913)
         adjustment                                                                                                        --------
Comprehensive income                                                                                                         22,610
Purchase of 769,300 shares                   -              -            -               -              -         (9,827)    (9,827)
Issuance of 214,126 shares of
     common stock                            -           (199)           -               -              -          3,017      2,818
Termination of stock options                 -             18          (18)              -              -              -          -
Amortization of deferred
     stock compensation                      -              -          442               -              -              -        442
                                          -----      --------         -----        -------       --------      ---------    -------
Balance at June 30, 2001                   $431      $ 65,125         $(202)     $ (58,289)     $ 344,637     $(121,680)  $ 230,022
                                          =====      ========         =====        =======       ========      =========   ========
Comprehensive income (loss):
     Net  loss                                -             -             -              -        (26,004)            -     (26,004)
     Other comprehensive income:
         Foreign currency translation
         adjustment                           -             -             -         21,908              -             -      21,908
                                                                                                                             ------
Comprehensive loss                                                                                                           (4,096)
Issuance of 2,756,859 shares of
     common stock                             -       (11,054)            -              -              -        37,482      26,428
Tax benefit on option exercise                -         1,356             -              -              -                     1,356
Termination of restricted stock               -             -             -              -              -           (60)        (60)
Deferred stock compensation                   -            90           (90)             -              -             -           -
Amortization of deferred
     stock compensation                       -             -            10              -              -             -          10
                                          -----       -------          ----         ------        --------       ------      ------
Balance at June 30, 2002                   $431      $ 55,517         $(282)     $ (36,381)      $ 318,633     $(84,258)   $253,660
                                          =====       =======          ====         ======        ========      ========    =======
Comprehensive income:
     Net loss                                 -             -             -              -         (24,894)           -     (24,894)
     Other comprehensive income:
         Foreign currency translation
            adjustment                        -             -             -         32,971               -            -      32,971
                                                                                                                             ------
Comprehensive income                          -             -             -              -               -            -       8,077
Issuance of 24,578 shares of common stock     -             -             -              -               -          147         147
                                          -----       ------          -----         ------         -------       -------     ------
Balance at June 30, 2003                   $431     $ 55,517          $(282)       $(3,410)      $ 293,739      $(84,111)  $261,884
                                          =====       ======          =====         ======         =======       =======    =======



See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                   Year Ended June 30
                                                                           2003               2002           2001
--------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                     $ (24,894)         $ (26,004)         $46,523
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Cumulative effect of change in accounting                                -             11,500           (3,249)
     Impairment charge on idle equipment                                 36,503              9,984                -
     Depreciation and depletion                                          46,500             45,096           43,798
     Amortization                                                         5,588              5,525            9,028
     Deferred income taxes                                              (13,489)             9,142            9,575
     Other                                                                  585              1,701            4,371
     Changes in operating assets and liabilities:
         Accounts receivable                                            (25,267)            10,688            2,921
         Inventories                                                     14,284             (3,411)         (32,692)
         Prepaid expenses and other assets                               13,827            (10,807)          (8,358)
         Accounts payable and other current liabilities                   1,569            (25,489)          (3,333)
                                                                       --------            -------          -------
Net cash provided by operating activities                                55,206             27,925           68,584

Investing activities
Acquisitions of businesses                                                    -                  -          (36,588)
Purchases of property, plant and equipment                              (28,424)           (35,972)        (153,033)
Redemptions (purchases) of short term investments                         8,863             (8,863)               -
Other                                                                      (872)            (1,292)          (1,637)
                                                                       --------            -------          -------
Net cash used in investing activities                                   (20,433)           (46,127)        (191,258)

Financing activities
Net proceeds from sale of equity interests                                    -             26,233            2,604
Purchase of treasury shares                                                   -                  -           (9,827)
Net borrowings (payments) under revolving line of credit                (19,923)            54,040          160,819
Payments for debt issuance costs                                           (671)            (2,157)          (1,354)
Principal payments on long-term debt and other                          (22,539)           (18,459)         (35,521)
                                                                       --------           --------         --------
Net cash provided by (used in) financing activities                     (43,133)            59,657          116,721
Effect of foreign currency rate fluctuations                              2,331              1,619           (2,060)
                                                                       --------           --------         --------
Increase (decrease) in cash and cash equivalents                         (6,029)            43,074           (8,013)
Cash and cash equivalents at beginning of year                           56,006             12,932           20,945
                                                                       --------           --------         --------
Cash and cash equivalents at end of year                              $  49,977          $  56,006        $  12,932
                                                                       ========           ========         ========


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

Allowance for Doubtful Accounts

         The Company provides an allowance for receivables it believes it may not collect in full. It evaluates the collectibility of its accounts based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial down-grading of credit ratings), it records a specific reserve. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2003, 2002, and 2001 was $70, $1,772 and $4,824, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. Other capital assets use the straight-line method for determining depreciation. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings--30 to 40 years; machinery and equipment--3 to 16 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

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

            Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods ranging from 30 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, the Company performs its annual impairment testing in the fourth quarter. Accumulated amortization was $19,108 and $17,950 at June 30, 2003 and 2002, respectively. No impairment was recorded during the year ending June 30, 2003. The change in accumulated amortization resulted from changes in foreign currency exchange rates during the period. A corresponding amount is recorded as a translation adjustment in stockholders' equity.

Intellectual Property and Other

         At June 30, 2003 and 2002, the Company had intellectual property totaling $30,690 and $31,903, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid businesses. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $7,852 and $5,562 at June 30, 2003 and 2002, respectively. Intellectual property amortization expense of $2,329, $2,136 and $2,073 was recorded during the years June 30, 2003, 2002 and 2001, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $2,220 in 2004, $2,227 in 2005, $2,188 in 2006, $2,086 in
2007 and $2,053 in 2008.

         Deferred debt costs of $6,399 and $8,225 at June 30, 2003 and 2002, respectively are amortized by the interest method over the life of the related debt and are net of accumulated amortization of $9,601 and $7,088 at June 30, 2003 and 2002, respectively.

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

Risk Management

         Effective at the beginning of fiscal 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS 137 and 138. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured by its fair value. These statements also establish new accounting rules for hedge transactions, which depend on the nature and effectiveness of the hedge relationship.

         The Company periodically uses derivatives and other financial instruments to hedge exposures to natural gas, interest rates and currency risks. For hedges which meet the SFAS 133 criteria, the Company formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value.

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

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "Other income (expense)" in the results of operations. Transaction gains and (losses) of $1,095, $(1,974) and $2,133 were recorded during the years ended June 30, 2003, 2002 and 2001, respectively.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

         Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, income tax liabilities, accruals for planned maintenance shutdowns, and contingent liabilities.

         During 2002 and 2001, the Company changed its estimate of its accrual for planned maintenance shutdowns based on a change in the estimated timing of the shutdown. The effect of the change was to decrease cost of goods sold $1,181 and $2,207 for the years ended June 30, 2002 and 2001, respectively.

Earnings Per Share

         Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Diluted loss per share amounts for 2003 and 2002 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been an anti-dilutive effect.

Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations as permitted by SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). No employee compensation cost is reflected in income for stock option grants, as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 10 for a description of the plans and our disclosure of the assumptions underlying the pro forma calculations below.

         The following pro forma information has been prepared as if the Company had accounted for its employee stock options using the fair value based method of accounting established by SFAS 123:

                                                   Year Ended June 30
                                               2003        2002       2001
                                           ----------------------------------

Net income (loss):
     As reported                           $ (24,894)   $ (26,004)  $ 46,523
     Pro forma                               (27,983)     (28,792)    42,792
Basic earnings (loss) per share:
     As reported                           $   (0.67)   $   (0.74)  $   1.35
     Pro forma                                 (0.76)       (0.82)      1.24
Diluted earnings (loss) per share:
     As reported                           $   (0.67)   $   (0.74)  $   1.32
     Pro forma                                 (0.76)       (0.82)      1.21

Recently Issued Accounting Standards

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 nullifies Emerging Issues Task Force Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. During the year ending June 30, 2003, the Company entered into a restructuring program and accounted for it under SFAS 146. This program is discussed further in Note 4, Impairment and Restructuring Costs, of these Consolidated Financial Statements.

         On December 31, 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 disclosure requirements did not have an effect on the Company's Consolidated Financial Statements. As permitted, the Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). It significantly changes practice in the accounting for, and disclosure of, guarantees. It requires certain guarantees to be recorded at fair value as those terms are defined in SFAS 5, Accounting for Contingencies. The adoption of FIN 45 did not have a significant financial impact on the Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied to all other variable interest entities for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its Consolidated Financial Statements.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year classifications. In 2003, the Company began classifying sales claims and allowances as allowance for doubtful accounts. Previously these balances were reported in accrued expenses. Total sales claims and allowances at June 30, 2003 and 2002 were $164 and $636, respectively.

2. Changes in Accounting

Depreciation

         Through June 30, 2000, property, plant and equipment had been depreciated on the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years. Effective July 1, 2000, depreciation on the Company's production machinery and equipment at cotton cellulose and airlaid nonwovens plants was computed using the units-of-production method, which is based upon the expected productive hours of the assets, subject to a minimum level of depreciation. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this machinery and equipment is related substantially to physical wear due to usage rather than the passage of time. This method, therefore, more appropriately matches production costs over the lives of the production machinery and equipment of the cotton cellulose and airlaid nonwovens plants with the revenues of those plants and results in a more accurate allocation of the cost of the physical assets to the periods over their useful lives. The cumulative effect of applying the new method for years prior to 2001 is an increase to income of $3,249 net-of-tax ($4,535 pretax) reported as a cumulative effect of accounting change in the consolidated statement of operations for the year ended June 30, 2001. In addition, the net income of the Company, excluding the cumulative effect of accounting change, for the year ended June 30, 2001 is $440 or $.01 per share more than it would have been if the Company had continued to follow the straight-line method of depreciation of the production machinery and equipment of the cotton cellulose and airlaid nonwovens plants.

Goodwill

         In June 2001, the FASB issued SFAS 141, Business Combinations (SFAS
141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company adopted SFAS 142 on July 1, 2001 and discontinued the amortization of goodwill. The following schedule adjusts reported net income (loss) and related earnings
(loss) per share to exclude amortization expense related to goodwill, including any related tax effects, for all periods presented:

                                                                     Years Ended June 30
                                                              2003              2002            2001
                                                      ---------------------------------------------------
      Adjusted income (loss) before cumulative
            effect of change in accounting for
            goodwill...............................         $(24,894)         $(14,504)        $46,523
      Net income (loss):
            Originally reported net income (loss)..          (24,894)          (26,004)         46,523
             Add back: Goodwill Amortization
                           (net of taxes)..........                -                 -           3,881
                                                      ---------------------------------------------------
             Adjusted net income (loss)............         $(24,894)         $(26,004)        $50,404
                                                      ===================================================
      Adjusted earnings (loss) per share:
             Basic.................................         $  (0.67)          $ (0.74)         $ 1.46
             Diluted...............................         $  (0.67)          $ (0.74)         $ 1.43

         Under the guidelines of SFAS 142, the Company has completed its impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, the Company developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, the Company reduced its goodwill by $11,500 in its converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business did not support its previous carrying value of goodwill on a discounted basis. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

3. Business Combinations

         On August 1, 2000, the Company acquired the cotton cellulose business of Fibra, S.A. (Americana), located in Americana, Brazil for $36,588, including acquisition costs. The Americana acquisition was funded using borrowings from the Company's bank credit facility. This acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price is based on the respective fair value of assets and liabilities at the date of acquisition.

Purchase Price Allocation

         Working capital, net of cash       $    67
         Property, plant and equipment        9,332
         Intangible assets                   21,500
         Other assets                         5,689
                                             ------
                                            $36,588
                                             ======

         The consolidated operating results of Americana have been included in the consolidated statement of operations from the date of acquisition. The following pro forma results of operations assume that the acquisition occurred at the beginning of the year of acquisition. The information for the year ended June 30, 2001 is after the cumulative effect of the change in accounting.

         Pro forma results of operations                  Year Ended
                                                         June 30, 2001
                                                      -------------------

         Net sales                                       $ 732,158
         Net income                                         46,481
         Basic earnings per share                             1.35
         Diluted earnings per share                           1.32

         The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the business combination been consummated as of the above date, nor is it necessarily indicative of future operating results.

4. Impairment and Restructuring Costs

         Impairment of Long-lived Assets

         In April 2003, the Company announced the discontinuation of production of cotton linter pulp at its specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper over the last five years. The Company will continue to produce cosmetic cotton products at the Lumberton site. Accordingly, the Company evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company determined that long-lived assets (property, plant and equipment) with a carrying amount of $36,462 were impaired and wrote them down to their estimated fair value of $7,866. The resulting impairment charge of $28,596 is reflected in the statement of operations during 2003. Fair value was based on the present value method of estimating future cash flows and incorporated assumptions that marketplace participants would likely use in estimating fair value for the Lumberton facility, using a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

         Additionally, the Company impaired certain engineering drawings prepared for use at the Florida specialty fibers plant during the fourth quarter of the year ending June 30, 2003. The carrying value of these drawings was $385. Since the Company abandoned the portion of a project that relied on these drawings, the asset had no remaining value and was fully impaired.

         During the third and fourth quarter of the year ending June 30, 2003, the Company decided to abandon certain waste removal equipment at airlaid nonwovens facilities, which had a carrying value of $2,859. The Company has determined that the estimated fair value of the abandoned equipment, which did not operate as intended, was $104. The resulting impairment charge of $2,755 is reflected in the statement of operations during 2003. The Company decided to impair an idled airlaid nonwovens machine after determining the additional capacity will not be needed in the foreseeable future. Therefore, the Company fully impaired the asset with a carrying value of $4,767.

        During the year ended June 30, 2002, the Company recorded impairment costs of $9,984. These impairments are primarily related to of obsolete airlaid nonwovens packaging equipment that was replaced with more efficient StacPac(TM)packaging lines.

         Restructuring Costs

         During the fourth quarter of the year ended June 30, 2003, the Company entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the fourth quarter was $1,636 for severance and employee benefit costs. Involuntary termination benefits of $24 were paid and $1,524 were accrued as of June 30, 2003. Additionally, $5 was paid and $83 was accrued for miscellaneous costs. Payments related to the 2003 restructuring program are expected to continue throughout fiscal year 2004. As part of the restructuring, approximately 100 positions will be eliminated. All costs of the program are reported in the statements of operations under restructuring costs. The specialty fibers segment recorded costs of $1,466 of which $29 has been paid and $1,437 has been accrued as of June 30, 2003. The nonwoven materials segment recorded costs of $170 of which $0 has been paid and $170 accrued as of June 30, 2003.

         During the year ended June 30, 2002, the Company entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. The cost recorded during the year ended June 30, 2002, comprised mainly of severance and employee benefit costs, was $1,605. Involuntary termination benefits of $1,588 have been paid leaving an accrual of $17 as of June 30, 2003 related to this 2002 program. Payments related to the 2002 restructuring program are expected to continue into fiscal year 2004. As a result of the restructuring, approximately 200 positions were eliminated. As part of this restructuring, the Company closed engineering offices located in Finland. The specialty fibers segment recorded costs of $608 and paid $232 during the year ended June 30, 2002. The remaining accrued amount of $376 was paid during the year ended June 30, 2003. The nonwoven materials segment recorded costs of $997 of which $208 and $772 had been paid as of June 30, 2003 and 2002, respectively.

5. Inventories

Components of inventories
                                                      June 30
                                              2003            2002
                                         -----------------------------

Raw materials                               $ 36,827       $ 36,902
Finished goods                                75,394         84,906
Storeroom and other supplies                  24,484         23,295
                                         -----------------------------
                                           $ 136,705      $ 145,103
                                         =============================

6. Property, plant and equipment

Components of property, plant and equipment
                                                    June 30
                                             2003               2002
                                         -----------------------------

Land and land improvements                 $ 17,025          $ 15,618
Buildings                                   144,444           140,476
Machinery and equipment                     727,620           718,356
Construction in progress                     20,644            31,095
                                         -----------------------------
                                            909,733           905,545
Accumulated depreciation                   (315,595)         (277,793)
                                         -----------------------------
                                          $ 594,138         $ 627,752
                                         =============================

7. Accrued expenses

Components of accrued expenses
                                               June 30
                                          2003          2002
                                   -------------------------------

Retirement plans                        $ 6,848        $ 5,899
Vacation pay                              4,757          4,392
Maintenance shutdown                      9,881          7,699
Customer incentive program                5,194          3,184
Interest                                  7,416          8,324
Property taxes                            3,060          3,259
Salaries                                  2,575          1,766
Other                                     8,629         12,673
                                    ------------------------------
                                       $ 48,360       $ 47,196
                                    ==============================

8. Debt

Components of long-term debt
                                                    June 30
                                            2003           2002
                                    ------------------------------
Senior Subordinated Notes due:
   2005                                  $ 149,816      $ 149,751
   2008                                     99,688         99,644
   2010                                    155,470        151,900
Credit Facilities                          227,315        245,698
Notes payable                               21,903         43,403
Other                                        7,000          7,000
                                    ------------------------------
                                           661,192        697,396
Less current portion                        41,718         22,000
                                    ------------------------------
                                         $ 619,474      $ 675,396
                                    ==============================

         The Company completed a public offering of $150,000 principal amount of 8.5% unsecured Senior Subordinated Notes due December 15, 2005 (the 2005 Notes) during November 1995. The 2005 Notes are redeemable at the option of the Company, in whole or in part, at any time at a redemption price of 101.41% of principal amount, decreasing to 100% of principal amount on or after December 15, 2003, together with accrued and unpaid interest to the date of redemption.

         The Company completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the 2008 Notes) during July 1996. The 2008 Notes are redeemable at the option of the Company, in whole or in part, at any time after September 15, 2002, at redemption prices varying from 103.08% of principal amount to 100% of principal amount on or after September 15, 2004, together with accrued and unpaid interest to the date of redemption.

         The Company completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010 during June 1998. In fiscal 1999, the Company exchanged these outstanding notes for public notes (the 2010 Notes) with the same terms. The 2010 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 2003, at redemption prices varying from 104.00% of principal amount to 100% of principal amount on or after October 15, 2006, together with accrued and unpaid interest to the date of redemption. These notes have been hedged by an interest rate swap (see Note 12).

         The Company has a secured credit facility (the Credit Facility) providing for borrowings up to $215,000 of which $207,500 is outstanding at June 30, 2003. The Credit Facility matures on March 31, 2005. The Company amended its Credit Facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. The interest rate applicable to borrowings under the Credit Facility is the agent's prime rate plus 1.75% to 2.25% or a LIBOR based rate ranging from LIBOR plus 2.75% to LIBOR plus 3.75%. The Credit Facility is secured by substantially all of the Company's assets located in the United States. The Senior Subordinated Notes are subordinate to the Credit Facility. Borrowings under the Credit Facility at June 30, 2003 were at a weighted average rate of 4.98%. Letters of credit issued through the Credit Facility of $2,124 are outstanding at June 30, 2003. The amount available for borrowing under the Credit Facility is $5,376 at June 30, 2003.

         The Company has a secured credit facility in Canada providing for borrowings of approximately $14,815. This facility matures on September 30, 2003 and is secured by substantially all of the Company's assets in Canada. The interest rate applicable to borrowings under the facility is a Bankers Acceptance (BA) based rate ranging from BA plus 0.75% to BA plus 1.75%. At June 30, 2003, there was no available borrowing under this facility. In addition, the Company has a credit facility in Germany providing for borrowings of $7,008. Letters of credit issued through this credit facility of $2,116 are outstanding at June 30, 2003. The amount available for borrowing under the German credit facility is $4,892 at June 30, 2003.

         In connection with the purchase of the nonwovens assets of UPM-Kymmene (Walkisoft) as of October 1, 1999, the Company entered into four promissory notes with the seller. The principal amount of each note is $22,000 and bears interest at a rate of 5%. The total principal amount outstanding at June 30, 2003 is $22,000 less the unamortized discount of $97 which is based on an imputed interest rate of 7.1%. The final note in the principal amount of $22,000 plus accrued interest is due on October 1, 2003. The note is secured by the stock of the German subsidiary formed to operate the Walkisoft nonwovens business.

         On March 1, 2000, the Company purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, the Company entered into two unsecured promissory notes with Stac-Pac Technologies Inc. The principal amount of each note is $5,000 and bears interest at a rate of 7%. The principal amount of the first note plus accrued interest has been paid. In accordance with the purchase agreement, the Company is entitled to withhold the final installment of the purchase price until final resolution of a patent opposition legal proceeding. Therefore, the principal amount of the second note has been classified as long-term debt.

         On December 5, 2001, the Company entered into a receivables based credit facility with a commercial bank providing for borrowings up to $30,000, of which $5,000 was outstanding at June 30, 2003. In accordance with the terms of the agreement, $3,375 of the loan proceeds are held as restricted cash. The credit facility was amended on September 3, 2002. It matures on December 4, 2003 and the interest rate applicable to borrowings under the credit facility is one-week LIBOR plus 0.75%. The credit facility is secured by certain insured receivables of the Company. At June 30, 2003, the Company had unused borrowing availability of approximately $24,500 on its receivables based credit facility.

         At March 31, 2002, the Company's fixed charge coverage ratio (as defined in the senior subordinated notes) fell below 2:1. Falling below the 2:1 ratio does not breach any covenant and is not an event of default under any of the Company's debt agreements. However, as specified in those indentures, until such time as this ratio again equals or exceeds 2:1, the Company can only incur debt that falls within the definition of "Permitted Indebtedness" in the indentures. The Company incurred a portion of the Credit Facility using indebtedness permitted to be incurred under this "ratio debt" provision. As a result, if the Company elects to refinance any of the bank credit facilities, unless the Company can then satisfy the 2:1 fixed charge coverage ratio, it will be unable to refinance that portion of the credit facilities that exceed $160,000.

         Under each such indentures, the ratio test is measured on a rolling four-quarter basis. While the Company can offer no assurance in this regard, it believes that the Company's operating results will improve over the next several fiscal quarters and that such improved results together with recent reductions in its outstanding debt, will enable it to exceed the required 2:1 ratio necessary to incur ratio debt under the senior subordinated indentures.

         Aggregate maturities of long-term debt are as follows: 2004-$41,718, 2005-$207,500, 2006-$154,816, 2007-$0, 2008-$99,688 and thereafter $157,470.
Terms of long-term debt agreements require compliance with certain covenants including minimum net worth, interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2003, the amount available for the payment of dividends and/or the acquisition of treasury stock was zero under the most restrictive of these agreements.

         Total interest paid by the Company for the years ended June 30, 2003, 2002, and 2001 was $49,225, $49,046, and $48,859, respectively.

         The Company has no off-balance sheet financing except for operating leases as disclosed in Note 9.

9. Leases

         In October 2001, the Company entered into capital lease agreements for certain airlaid nonwovens plant equipment. The total cost of the assets covered by these agreements was $4,284. At June 30, 2003, the Company's future minimum lease payments for these assets were as follows: 2004--$834; 2005--$834; 2006--$834; 2007--$717; 2008--$449 and thereafter--$368.

         The Company leases office and warehouse facilities and equipment under various operating leases. Operating lease expense was $4,463, $4,554 and $3,676 during the years ended June 30, 2003, 2002 and 2001, respectively. The following shows the Company's commitments under its operating leases at June 30, 2003:
2004--$1,058; 2005--$531; 2006--$330; 2007--$260; 2008--$246 and thereafter
--$46.

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

Option plan activity
                                                Average       Average
                                                Exercise        Fair
                                   Options       Price         Value
                                ----------------------------------------
Outstanding at June 30, 2000      4,509,950     $ 13.61
Granted at market                   150,000       19.02       $ 9.90
Exercised                          (205,000)      12.70
Terminated                          (40,000)      16.46
                                ----------------------------------------
Outstanding at June 30, 2001      4,414,950       13.81
                                ----------------------------------------
Granted at market                 1,152,000       11.17         6.28
Granted below market                 80,000        7.60         7.46
Exercised                          (591,000)       8.24
Terminated                         (213,000)      16.32
                                ----------------------------------------
Outstanding at June 30, 2002      4,842,950       13.65
                                ----------------------------------------
Granted at market                    40,000        6.64         3.13
Terminated                          (49,000)      12.53
                                ----------------------------------------
Outstanding at June 30, 2003      4,833,950       13.60
                                ----------------------------------------


Options Exercisable at June 30:
     2001                                  3,095,450          $ 12.60
     2002                                  2,916,950            14.03
     2003                                  3,744,617            13.91

         There were 839,400, 830,400 and 1,849,400 shares reserved for grants of options at June 30, 2003, 2002, 2001, respectively. The following summary provides information about stock options outstanding and exercisable at June 30, 2003:

                                               Outstanding                             Exercisable
                           --------------------------------------------------    ------------------------
                                               Average          Average                          Average
                                               Exercise     Remaining Life                      Exercise
Exercise Price                 Options          Price           (Years)          Options          Price
----------------------------------------------------------------------------------------------------------
$ 6.50-$12.00                   2,263,950        $ 9.75           6.0           1,508,617         $ 9.28
$12.50-$18.00                   2,332,792         16.48           5.0           2,054,792          16.60
$18.50-$24.00                     237,208         22.00           5.7             181,208          21.89
----------------------------------------------------------------------------------------------------------
Total                           4,833,950       $ 13.60           5.5           3,744,617        $ 13.91
----------------------------------------------------------------------------------------------------------

         The Company has estimated the fair value of each option grant using the Black-Scholes option pricing model. The fair value was estimated with the following weighted average assumptions: expected life of the stock options granted in 2003 of five years, in 2002 and 2001 of eight years; volatility of the expected market price of common stock of .49 for 2003, .43 for 2002 and .41 for 2001; a risk free interest rate range of 3.9% for 2003, 4.5% to 5.1% for 2002 and 5.1% to 5.9% for 2001 and no dividends. Option pricing models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility that are subject to change from time to time. Pro forma amounts reflect total compensation expense from the awards made in 1996 through 2003. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made every one to two years, pro forma amounts may not be representative of future years' amounts.

         In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 of the Company's treasury shares to fund this plan. At June 30, 2003, 82,333 restricted shares had been awarded.

         Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because they would have been antidilutive, were 4,833,950, 4,842,950 and 1,522,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

         The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. During the year ended June 30, 2003, no shares were repurchased. A total of 5,009,300 shares have been repurchased through June 30, 2003.

11. Income Taxes

Provision (benefit) for income taxes

                                           Year Ended June 30
                                 2003               2002                2001
                            ----------------------------------------------------
Current:
     Federal                 $   (6,630)       $ (16,564)          $   5,664
     Foreign                      2,958              470               6,005
     State and other                 39           (1,468)               (189)
                            ----------------------------------------------------
                                 (3,633)         (17,562)             11,480

Deferred:
     Federal                    (14,952)           6,281               9,312
     Foreign                      1,972            2,649                (100)
     State and other               (869)             212                 363
                            ----------------------------------------------------
                                (13,489)           9,142               9,575
                            ----------------------------------------------------
                              $ (17,122)       $  (8,420)           $ 21,055
                            ====================================================

         The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income
(loss) before income taxes and the cumulative effect of the change in accounting, due to the following:

Rate analysis
                                                     Year Ended June 30
                                           2003           2002          2001
                                       --------------------------------------

Expected tax expense (benefit)          $ (14,706)     $ (8,026)     $ 22,515
State taxes                                    (4)         (816)          111
Foreign sales corporation/
    extraterritorial income                (1,171)         (685)       (2,986)
Effect of foreign operations               (1,046)        2,517         1,280
Effect of rate change in
    Germany                                     -             -          (450)
Effect of rate change in
    Canada                                      -          (585)            -
Nondeductible items                            54            90           638
Other                                        (249)         (915)          (53)
                                       --------------------------------------
                                        $ (17,122)     $ (8,420)     $ 21,055
                                       ======================================

Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                    June 30
                                              2003             2002
                                          ----------------------------
Deferred tax liabilities:
   Depreciation                           $ (87,075)       $ (87,159)
   Inventory                                 (1,863)            (690)
   Other                                     (9,389)          (2,576)
                                          ----------------------------
                                            (98,327)         (90,425)
Deferred tax assets:
   Postretirement benefits                    7,164            7,505
   Inventory costs                            1,617              128
   Net operating losses                      14,997            8,764
   Nondeductible reserves                     5,704            4,291
   Credit carryforwards                       8,783                -
   Other                                      7,126            4,145
                                          -----------------------------
                                             45,391           24,833
Valuation allowances                         (7,949)          (6,282)
                                          -----------------------------
                                             37,442           18,551
                                          -----------------------------
                                            $ (60,885)       $ (71,874)
                                          =============================

         The valuation allowances at June 30, 2003 and 2002 relate specifically to net operating losses in certain foreign and state operations of the Company. Based on the future reversal of deferred tax liabilities and the actions the Company has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2003 will be fully utilized after consideration of the valuation allowance recorded. During fiscal year 2003, the Company was able to utilize the valuation allowance of $1,098 through the profitable operation of its Brazilian subsidiary.

         The Company had a net refund of income taxes of $18,872 during the year ended June 30, 2003, and paid income taxes of $3,520 and $10,640 during 2002 and 2001, respectively.

         For the year ended June 30, 2003, loss before income taxes consisted of $54,343 of domestic loss and $12,327 of foreign income. For the year ended June 30, 2002, loss before income taxes and the cumulative effect of change in accounting consisted of $20,692 of domestic loss and $2,232 of foreign loss. For the year ended June 30, 2001, income before income taxes and the cumulative effect of change in accounting consisted of $49,193 of domestic income and $15,136 of foreign income. At June 30, 2003, the Company has foreign net operating loss carryforwards of approximately $48,724, which have no expiration date and federal and state net operating loss carryforwards of approximately $37,258 and $42,575, respectively which expire between 2017 and 2023. Additionally, the Company has a minimum tax carryforward of $6,351 at June 30, 2003 which has an indefinite life.

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

         At June 30, 2003, the Company has one interest rate swap agreement outstanding that effectively converts $100,000 of a fixed rate obligation with an interest rate of 8% to a floating rate obligation with a rate of LIBOR plus 1.97%. The arrangement is considered a hedge of a specific borrowing, and differences paid and received under the arrangement are recognized as adjustments to interest expense. This agreement, which is accounted for as a fair value hedge, decreased interest expense by $4,462 and $3,451 for the years ended June 30, 2003 and 2002, respectively. The agreement terminates on October 15, 2010. The fair market value of this agreement at June 30, 2003 and 2002 was $6,067 and $2,555, respectively, and is included in other assets and long-term debt. The fair value is based upon the estimated cost to terminate the agreement, taking into account current interest rates and creditworthiness of counterparties.

         In order to minimize market exposure, the Company uses forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2003 requiring fair value treatment. At June 30, 2002, the Company had natural gas contracts outstanding and included in other assets with a fair value of $424. The fair value is based upon exchange quoted market prices of comparable instruments. While the contract outstanding as of June 30, 2002 did not qualify for hedge accounting, neither its effect on the results of operations nor the year-end position was material to the Company's overall results.

         The Company may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

13. Employee Benefit Plans

         The Company has defined contribution retirement plans covering U.S. employees. The Company contributes 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. The plan also provides for additional contributions by the Company contingent upon the Company's results of operations. Contribution expense for the retirement plans for the years ended June 30, 2003, 2002 and 2001 was $5,824, $5,656 and $6,204, respectively.

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

The components of net periodic benefit costs are as follows:

Effect on operations

                                                                Year Ended June 30
                                                     2003              2002               2001
                                                  -----------------------------------------------

Service cost for benefits earned                  $   660          $    725           $    805
Interest cost on benefit obligation                 1,132             1,250              1,169
Amortization of unrecognized prior service cost    (1,125)             (600)              (600)
(Gain)/loss                                            96                 -                  -
                                                  -----------------------------------------------
Total cost                                        $   763           $ 1,375            $ 1,374
                                                  ===============================================

         The following table provides a reconciliation of the changes in the plans' benefit obligations over the two-year period ending June 30, 2003, and a statement of the plans' funded status as of June 30, 2003 and 2002:

                                                                                June 30
                                                                        2003              2002
                                                                  -------------------------------
  Change in benefit obligation:
       Obligation at beginning of year                                $ 15,845          $ 15,585
       Service cost                                                        660               725
       Interest cost                                                     1,132             1,250
       Participant contributions                                           179               113
       Actuarial loss                                                    3,736             3,280
       Benefits paid                                                    (1,191)             (973)
       Amendments                                                            -            (4,135)
                                                                  -------------------------------
       Underfunded status at end of year                                20,361            15,845
       Unrecognized prior service cost                                   4,766             5,891
       Unrecognized loss                                                (6,510)           (2,870)
       Other                                                               911               755
                                                                  -------------------------------
  Net amount recognized in the consolidated balance sheet             $ 19,528          $ 19,621
                                                                  ===============================

         The amount recognized in the consolidated balance sheets as of June 30, 2003 and 2002 includes $646 and $458, respectively which is classified in accrued expenses as the amount of benefits expected to be paid in fiscal year 2004 and 2003, respectively.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 12.0% for 2004 and is assumed to decrease gradually to 5.0% in 2011 and remain level thereafter. Due to the benefit cost limitations in the plan, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% at June 30, 2003 and 7.25% at June 30, 2002.

14. Significant Customer

         Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2003, 2002 and 2001 were 20%, 20% and 26%, respectively, of total net sales.

15. Segment Information

         Historically, the Company has reported results in one segment. Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, management believes it is now appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. The Company's management makes financial decisions and allocates resources based on the sales and operating income of each segment. The Company allocates selling, research, and administration expenses to each segment and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:



                                                 Specialty       Nonwoven
                                                  Fibers        Materials        Corporate        Total
------------------------------------------------------------------------------------------------------------
Net sales                             2003          $466,524        $195,860       $ (21,302)     $ 641,082
                                      2002           471,057         184,134         (19,973)       635,218
                                      2001           551,456         204,328         (24,256)       731,528
------------------------------------------------------------------------------------------------------------
Operating income (loss)               2003            41,935           3,978         (39,087)         6,826
                                      2002            39,518         (2,130)          (8,823)        28,565
                                      2001           107,462           4,711          (1,026)       111,147
------------------------------------------------------------------------------------------------------------
Depreciation and amortization         2003            29,344          16,096            3,589        49,029
    of intangibles                    2002            29,462          14,735            3,212        47,409
                                      2001            29,339          13,163            7,661        50,163
------------------------------------------------------------------------------------------------------------
Total assets                          2003           516,118         360,574          233,963     1,110,655
                                      2002           515,041         354,645          265,051     1,134,737
                                      2001           524,704         338,902          211,944     1,075,550
------------------------------------------------------------------------------------------------------------
Capital expenditures                  2003            24,670           3,194              560        28,424
                                      2002            19,677          14,986            1,309        35,972
                                      2001            43,364         107,271            2,398       153,033
------------------------------------------------------------------------------------------------------------

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate segment includes operating elements such as segment eliminations and charges related to restructuring and asset impairment. Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. Certain partially impaired assets are included in the total assets for the reporting segments, but the associated asset impairment charges are included in the corporate category. These asset impairment charges and the segments they relate to are discussed further in Note 4, Restructuring and Impairment Costs, to these Consolidated Financial Statements. Corporate assets primarily include cash, goodwill and intellectual property.

         The Company's identifiable product lines are chemical cellulose, customized fibers, fluff pulp and nonwoven materials. Chemical cellulose is used to impart purity, strength and viscosity in the manufacture of diverse products such as food casings, rayon filament, acetate fibers, thickeners for consumer products, cosmetics and pharmaceuticals. Customized fibers are used to provide porosity, color permanence, strength and tear resistance in filters, premium letterhead, currency paper and personal stationery as well as absorbency and softness in cotton balls and cotton swabs. Fluff pulp and nonwoven materials are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products and adult incontinence products. Additionally, nonwoven materials are used to enhance fluid management and strength in wipes, tabletop items, food pads, household wipes and mops.

         The following provides relative net sales to unaffiliated customers by product line:

                                            Year Ended June 30
                                 2003         2002              2001
                           ------------------------------------------------
Chemical cellulose               30%          32%               30%
Customized fibers                17%          18%               17%
Fluff pulp                       22%          21%               25%
Nonwoven materials               31%          29%               28%
                           ------------------------------------------------
                                 100%          100%              100%
                           ================================================

         The Company has manufacturing operations in the United States, Canada, Germany, Ireland and Brazil. The following provides a summary of net sales to unaffiliated customers, based on point of origin, and long-lived assets by geographic areas:

                                            Year Ended June 30
                                 2003          2002          2001
                           --------------------------------------------
Net sales:
      United States            $442,643      $452,521       $510,557
      Germany                   116,828       108,454        119,193
      Other                      81,611        74,243        101,778
                           --------------------------------------------
Total net sales                $641,082      $635,218       $731,528
                           ============================================

Long-lived assets:
       United States           $465,967      $505,814       $525,850
       Canada                   123,349       114,885        118,837
       Germany                   76,754        76,606         68,787
       Other                     87,645        82,316         80,508
                           --------------------------------------------
Total long-lived assets        $753,715      $779,621       $793,982
                          =============================================

         For the year ended June 30, 2003, the Company's net sales by destination were concentrated in the following geographic markets: North America
- 36%, Europe - 38%, Asia - 13%, South America - 6% and Other - 7%.

16. Research and Development Expenses

         Research and development costs of $9,291, $9,041 and $12,958 were charged to expense as incurred for the years ended June 30, 2003, 2002 and 2001, respectively.

17. Commitments

         Under two separate agreements expiring at various dates through December 31, 2010, the Company is required to purchase certain timber from specified tracts of land that is available for harvest. The contract price under the terms of these agreements is either at the then current market price or at fixed prices as stated in the contract. At June 30, 2003, estimated annual purchase obligations were as follows: 2004--$13,000; 2005--$13,000; 2006--$13,000; 2007--$13,000; 2008--$13,000 and thereafter--$34,000. Purchases under these agreements for the years ended June 30, 2003, 2002 and 2001 were $15,839, $22,365 and $21,962, respectively.

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

         The Foley Plant discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection ("FDEP"), approved by the U. S. Environmental Protection Agency ("EPA") in 1995, the Company agreed to a comprehensive plan to attain Class III ("fishable/swimmable") status for the Fenholloway River under applicable Florida law (the "Fenholloway Agreement"). The Fenholloway Agreement requires the Company, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. The Company has already made significant expenditures to make the in-plant process changes required by the Fenholloway Agreement, and the Company estimates, based on 1997 projections, it may incur additional capital expenditures of approximately $40 million over several years to comply with the remaining obligations under the Fenholloway Agreement.

         The EPA requested additional environmental studies to identify possible alternatives to the relocation of the discharge point to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and anticipated EPA "cluster rules" applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant. The Company completed the process changes within the Foley Plant as required by the Fenholloway Agreement. The other requirements of the Fenholloway Agreement have been deferred until the EPA objections to the renewal permit are satisfactorily resolved. Consequently, the capital expenditures may be delayed, and the total capital expenditures for the Foley Plant may increase if costs increase or the Company is required by the "cluster rules" or other regulations to implement other technologies.

         While the EPA has not yet finalized the wastewater standards under the "cluster rules" applicable to dissolving kraft pulp mills like the Foley Plant, the EPA has issued air emission standards applicable to the Foley Plant. In addition, the EPA has proposed boiler air emission standards that could be applicable to the Foley Plant. It is not possible to accurately estimate the cost of future compliance, but substantial capital expenditures could be required in fiscal year 2005 and thereafter. These possible expenditures could have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on the Company's financial position or results of operations.

19. Fair Values of Financial Instruments

         For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair value of the Company's long-term public debt is based on an average of the bid and offer prices at short maturities. The fair value of the credit facilities approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2003 were $661,192 and $653,285, respectively and at June 30, 2002 were $697,396 and $656,948, respectively.

20. Quarterly Results of Operations (Unaudited)

                                           First Quarter       Second Quarter        Third Quarter       Fourth Quarter
Year ended June 30, 2003

Net sales                                    $ 156,425           $ 153,146           $ 163,497            $ 168,014
Gross margin                                    20,381              21,795              20,273               20,412
Operating income (loss)                         11,438              12,958             (19,046)               1,476
Income (loss)                                     (778)                347             (31,642)              (9,943)
Net income (loss) (1)                             (519)                540             (19,754)              (5,161)
Earnings (loss) per share
    Basic                                        (0.01)               0.01               (0.53)               (0.14)
    Diluted                                      (0.01)               0.01               (0.53)               (0.14)

Year ended June 30, 2002

Net sales                                    $ 155,157           $ 155,708           $ 164,225            $ 160,128
Gross margin                                    20,045              18,936              17,946               20,328
Operating income (loss)                         11,424              10,456               7,430                 (745)
Income (loss) before cumulative
  effect of change in accounting                    12                (848)             (4,169)              (9,499)
Net loss (2)                                   (11,488)               (848)             (4,169)              (9,499)
Earnings (loss) per share before
    cumulative effect of change in
    accounting:
    Basic (3)                                     0.00               (0.02)               (0.12)               (0.27)
    Diluted (3)                                   0.00               (0.02)               (0.12)               (0.27)
Earnings (loss) per share
     Basic                                       (0.33)              (0.02)               (0.12)               (0.27)
     Diluted                                     (0.33)              (0.02)               (0.12)               (0.27)

         (1) Third quarter of 2003 includes a pretax $29,746 charge ($19,327 after tax) for impairment costs and fourth quarter of 2003 includes a pretax $8,393 charge ($5,351 after tax) for restructuring and impairment costs which are further described in Note 4.

         (2) Fourth quarter of 2002 includes a pretax $11,589 charge ($7,596 after tax) for restructuring and impairment costs which is further described in
Note 4.

         (3) The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

21. Subsequent Event

         The Company announced on September 2, 2003 that it plans to offer $200 million of senior notes due 2013 in a private offering. The notes will be guaranteed by certain of the Company's subsidiaries. The Company anticipates using a portion of the net proceeds from the private placement to redeem its 8.5% senior subordinated notes due 2005, pay the related redemption premium and repay a portion of its existing bank debt. The Company can make no assurance that this offering will be completed.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                        Column B       Column C         Column D          Column E
                                                     --------------- -------------- ------------------ ---------------

                                                        Balance                                           Balance
                                                           at          Additions                             at
                                                       Beginning        Charged                             End
                                                           of             to                                 of
                    Description                          Period        Expenses        Deductions          Period
---------------------------------------------------- --------------- -------------- ------------------ ---------------

Allowance for doubtful accounts
Year ended June 30, 2003                                  $ 1,947       $    296     $  (1,522) (a)         $   721
                                                           ======        =======       =======               ======

Year ended June 30, 2002                                  $   984        $ 1,355     $    (392) (a)         $ 1,947
                                                           ======         ======      ========               ======

Year ended June 30, 2001                                  $ 1,219        $ 1,032     $  (1,267) (a)         $   984
                                                           ======         ======       =======               ======


Reserve for maintenance shutdowns
Year ended June 30, 2003                                  $ 7,699        $ 4,234      $ (2,052) (b)         $ 9,881
                                                            =====         ======       =======               ======

Year ended June 30, 2002                                  $ 8,008        $ 2,782      $ (3,091) (b)         $ 7,699
                                                            =====         ======       =======               ======

Year ended June 30, 2001                                  $ 8,624        $ 4,874      $ (5,490) (b)         $ 8,008
                                                            =====         ======       =======               ======


Provision for Restructuring
Year ended June 30, 2003                                  $   601        $ 1,636      $   (696) (c)         $ 1,541
                                                           ======         ======      ========               ======

Year ended June 30, 2002                                  $     0        $ 1,605      $ (1,004) (c)         $   601
                                                           ======         ======       =======               ======


(a)    Uncollectible accounts written off, net of recoveries.
(b) Payments made during plant shutdowns were $732 in 2003, $1,910 in 2002 and $3,283 in 2001. During 2002 and 2001 the estimate was changed based on a change in the estimated timing of shutdown. Adjustments of $53, $1,981 and $2,207 were made in 2003, 2002 and 2001, respectively.
(c) Severance payments, lease cancellations, relocation expenses, and miscellaneous other expenses.