Form 10-Q
period 2003-09-30
BUCKEYE TECHNOLOGIES INC
filed 2003-11-12
CIK 899597

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

                For the quarterly period ended September 30, 2003

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

As of November 11, 2003, there were outstanding 36,997,350 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1. Financial Statements:
              Condensed  Consolidated  Statements of Operations  for the Three Months Ended  September 30,
                   2003 and 2002..........................................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003............        4
              Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended  September 30,
                   2003 and 2002..........................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6

       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       16

       3.     Quantitative and Qualitative Disclosures About Market Risk                                         21

       4. Controls and Procedures 21

                                              PART II - OTHER INFORMATION
       6.     Exhibits and Reports on Form 8-K............................................................       22

                                                       SIGNATURES                                                23

Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                                      Three Months Ended
                                                                                         September 30
                                                                                -------------------------------

                                                                                    2003              2002
                                                                                -------------------------------

Net sales..............................................................            $155,831          $156,425
Cost of goods sold.....................................................             133,870           136,044
                                                                                -------------     -------------
Gross margin...........................................................              21,961            20,381

Selling, research and administrative expenses..........................               9,592             8,943
Restructuring costs....................................................               1,038                 -
                                                                                -------------     -------------
Operating income.......................................................              11,331            11,438

Net interest expense and amortization of debt costs....................              11,177            12,126
Loss on early extinguishment of debt...................................               3,300                 -
Foreign exchange, amortization of intangibles and other................                 429                90
                                                                                -------------     -------------

Loss before income taxes...............................................              (3,575)             (778)
Income tax benefit.....................................................              (1,144)             (259)
                                                                                -------------     -------------

Net loss...............................................................             $(2,431)          $  (519)
                                                                                =============     =============

Earnings (loss) per share..............................................
           Basic earnings (loss) per share.............................             $ (0.07)          $ (0.01)
           Diluted earnings (loss) per share...........................             $ (0.07)          $ (0.01)

Weighted average shares for basic earnings per share...................              36,975            36,949
Effect of dilutive stock options.......................................                   -                 -
                                                                                -------------     -------------
Adjusted weighted average shares for diluted earnings per share........              36,975            36,949
                                                                                =============     =============

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                    September 30                June 30
                                                                         2003                     2003
                                                                   -----------------------------------------
                                                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents............................              $ 26,282                 $ 49,977
      Cash, restricted.....................................                 3,375                    3,375
      Accounts receivable-net..............................               110,591                  126,283
      Inventories..........................................               139,109                  136,705
      Deferred income taxes and other......................                29,777                   26,307
                                                                   -----------------------------------------
                    Total current assets                                  309,134                  342,647
Property, plant and equipment..............................               922,911                  909,733
Less accumulated depreciation..............................              (327,713)                (315,595)
                                                                   -----------------------------------------
                                                                          595,198                  594,138
Goodwill...................................................               129,883                  129,631
Intellectual property and other, net.......................                46,230                   44,239
                                                                   -----------------------------------------
                   Total assets............................            $1,080,445               $1,110,655
                                                                   =========================================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable................................             $ 34,810                 $ 37,007
      Accrued expenses......................................               49,918                   48,360
      Current portion of capital lease obligation...........                  595                      583
      Current portion of long-term debt.....................                    -                   41,718
                                                                   -----------------------------------------
                  Total current liabilities                                85,323                  127,668

Long-term debt..............................................              629,232                  619,474
Deferred income taxes.......................................               80,445                   79,498
Capital lease obligation....................................                2,547                    2,700
Other liabilities...........................................               19,528                   19,431
Stockholders' equity........................................              263,370                  261,884
                                                                   -----------------------------------------
      Total liabilities and stockholders' equity............           $1,080,445               $1,110,655
                                                                   =========================================


                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                        September 30
                                                                           ---------------------------------------
                                                                                  2003                     2002
                                                                           ---------------------------------------
Operating activities
Net loss..........................................................              $(2,431)                 $  (519)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Depreciation...............................................               11,186                   11,427
       Amortization...............................................                1,441                    1,502
       Loss on early extinguishment of debt.......................                3,300                        -
       Deferred income taxes and other............................                1,359                    1,557
       Changes in operating assets and liabilities:
           Accounts receivable....................................               16,169                   (6,160)
           Inventories............................................               (1,615)                   4,179
           Other assets...........................................               (3,603)                    (775)
           Accounts payable and other current liabilities.........                 (251)                  (2,070)
                                                                           ---------------------------------------
Net cash provided by operating activities.........................               25,555                    9,141

Investing activities
Purchases of property, plant and equipment........................               (9,725)                  (4,587)
Other.............................................................                 (303)                    (211)
                                                                           ---------------------------------------
Net cash used in investing activities.............................              (10,028)                  (4,798)

Financing activities
Net payments under revolving line of credit.......................              (55,250)                  (5,781)
Issuance of long term debt........................................              200,000                        -
Payments for debt issuance costs..................................               (6,029)                    (380)
Payments related to early extinguishment of debt..................               (2,115)                       -
Payments on long term debt and other..............................             (175,001)                 (22,197)
                                                                           ---------------------------------------
Net cash used in financing activities.............................              (38,395)                 (28,358)
Effect of foreign currency rate fluctuations on cash..............                 (827)                    (374)
                                                                           ---------------------------------------
Decrease in cash and cash equivalents.............................              (23,695)                 (24,389)
Cash and cash equivalents at beginning of period..................               49,977                   56,006
                                                                           ---------------------------------------
Cash and cash equivalents at end of period........................              $26,282                 $ 31,617
                                                                           =======================================


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)

NOTE A -- BASIS OF PRESENTATION
         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2004 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

NOTE B -- SEGMENT INFORMATION

         We report results for two segments, specialty fibers and nonwoven materials. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administration expenses to each segment and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:


Three Months Ended                                    Specialty      Nonwoven
September 30                                            Fibers       Materials      Corporate       Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2003     $107,318       $53,210        $(4,697)      $155,831
                                              2002      112,345        47,388         (3,308)       156,425
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2003       10,291         2,487         (1,447)        11,331
                                              2002       11,640           484           (686)        11,438
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2003        6,704         4,268            825         11,797
    intangibles                               2002        7,533         3,791            961         12,285
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2003        9,089           599             37          9,725
                                              2002        3,566           673            348          4,587

The corporate segment includes operating elements such as segment eliminations and charges related to restructuring. Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

NOTE C -- RESTRUCTURING COSTS
         During the three months ended September 30, 2003, we entered into a second phase of our restructuring program designed to deliver cost reductions through reduced overhead expenses across the company. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003. This phase of the program will enable us to improve our operating results through reduced salaries, benefits, other employee related expenses and operating expenses. As a result of this restructuring, approximately 50 positions will be eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. Voluntary and involuntary termination benefits related to this phase of the program of $857 were accrued and $7 were paid during the three months ended September 30, 2003. We expect payments related to this phase of the restructuring to continue throughout fiscal 2004. The total cost of this phase of the restructuring program is estimated to be approximately $3,000 in fiscal 2004.

         The first phase of the restructuring program initiated in fiscal 2003 was mainly due to the partial closure of our Lumberton facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. During the three months ended September 30, 2003, additional expenses of $174 were recorded and $1,420 were paid for this phase of the program. These additional expenses included $227 for miscellaneous costs associated with the partial closure of the Lumberton facility. While we ceased producing cotton cellulose at our Lumberton facility at the end of August 2003, we are still continuing to supply our cotton cellulose paper customers with product produced at Lumberton. Approximately 10 employees were asked to remain into the second quarter of fiscal 2004. We estimate the remaining expenses for this phase of the restructuring program to be approximately $690, which we expect will be recognized and paid in the second quarter of fiscal 2004.

         During the year ended June 30, 2002, we entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. As a result of the restructuring, approximately 200 positions were eliminated and we closed engineering offices located in Finland. During the three months ended September 30, 2003, miscellaneous expenses of $17 were paid and the accrual was fully utilized as of September 30, 2003. We do not expect any additional payments or expenses related to this program.

         Restructuring expenses are included in "Restructuring Costs" in the statements of operations. The following table summarizes the expenses and accrual balances by reporting segments for the three months ended September 30, 2003.


                                                         Three Months Ended
                                                         September 30, 2003
                                                    -----------------------------
                                          Accrual
                                        Balance as                                     Accrual
                                            of                                      Balance as of        Program        Total
                                         June 30,      Additional                   September 30,        Charges      Estimated
                                           2003          Charges       Payments         2003              to Date      Charges
---------------------------------------------------------------------------------------------------      ------------------------
2003 Restructuring Program-Phase 2
---------------------------------------------------------------------------------------------------      ------------------------
Severance and employee benefits
   Specialty fibers                           $   -           $ 627        $   -             $ 627            $627        $1,375
   Nonwoven materials                             -              37           (7)               30              37            40
   Corporate                                      -             200            -               200             200         1,585
                                        -----------------------------------------------------------      ------------------------
Total 2003 Program-Phase 2                        -             864           (7)              857             864         3,000

2003 Restructuring Program-Phase 1
---------------------------------------------------------------------------------------------------      ------------------------
Severance and employee benefits
     Specialty Fibers                         1,437             (53)      (1,101)              283           1,408         1,500
     Nonwovens Materials                         87               -          (49)               38              87            87
Other miscellaneous expenses
     Specialty Fibers                             -             227         (227)                -             232           830
     Nonwovens Materials                         83               -          (43)               40              83            83
                                        -----------------------------------------------------------      ------------------------
Total 2003 Program-Phase 1                    1,607             174       (1,420)              361           1,810         2,500

2002 Restructuring Program
---------------------------------------------------------------------------------------------------      ------------------------
    Nonwoven materials                           17               -          (17)                -           1,605         1,605
---------------------------------------------------------------------------------------------------      ------------------------

Total All Programs                           $1,624          $1,038      $(1,444)           $1,218          $4,279        $7,105
                                        ===========================================================      ========================

NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

         During the first quarter of 2004, we adopted Statement of Financial Accounting Standards No. ("SFAS") 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activity. The adoption of these statements did not have any effect on our financial position or results of operations.

NOTE E --  INVENTORIES
         The components of inventory consist of the following:

                                                 September 30         June 30
                                                     2003               2003
                                                --------------------------------
                                                         (In thousands)
     Raw materials.......................         $33,377             $36,827
     Finished goods......................          80,860              75,394
     Storeroom and other supplies........          24,872              24,484
                                                --------------------------------
                                                 $139,109            $136,705
                                                ================================

NOTE F -- DEBT

     The components of long-term debt

                                                September 30         June 30
                                                    2003               2003
                                               ---------------------------------
     Senior Notes due:
           2013                                  $200,000              $    -
     Senior Subordinated Notes due:
           2005                                         -             149,816
           2008                                    99,700              99,688
           2010                                   153,418             155,470
     Credit facilities                            169,114             227,315
     Notes payable                                      -              21,903
     Other                                          7,000               7,000
                                               ---------------------------------
                                                  629,232             661,192
        Less current portion                            -              41,718
                                               ---------------------------------
                                                 $629,232            $619,474
                                               =================================

         Senior notes - On September 22, 2003 we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003.

         During the three months ending September 30, 2003, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Revolving credit facility - We amended our revolving credit facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. Additionally, this amendment authorized the issuance of $200,000 of senior notes, to refinance our $150,000 of senior subordinated notes due in 2005, and required a permanent reduction in the credit facility of $40,000. During the three months ended September 30, 2003, we used proceeds from the private placement of senior notes and cash on hand to reduce the outstanding balance on the credit facility by $75,000 to $132,500 and to make our final $22,000 payment to UPM-Kymmene. As of September 30, 2003 we had $42,500 available on the revolving credit facility. On November 5 2003, we paid the outstanding balance with proceeds from the issuance of our new credit facility (see Note J - Subsequent Events to our Condensed Consolidated Financial Statements).

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the subordinated note indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge cover ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our notes due in 2008 (2008 notes) to amend this indenture to conform certain provisions of the 2008 notes to the provisions in our notes due in 2010 and to current market practice. This amendment allows us to refinance our revolving credit facility, while we are still limited to Permitted Indebtedness as defined in the indentures.

         Under each such indenture, the ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under the senior subordinated note indentures and the senior notes indenture.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the three months ended September 30, 2003 and 2002, the swap reduced the Company's interest expense by $1,238 and $1,049, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $4,000 at September 30, 2003 and $6,067 at June 30, 2003.

         On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4.0 million as an early termination fee.

         Other credit facilities - Our $30,000 receivables based credit facility matures on December 4, 2003. We intend to refinance this facility with available long-term credit facilities and therefore have included the balance in long-term debt. At September 30, 2003, we had $24,800 outstanding on our receivables based credit facility.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16,000 (U.S. $11,900 equivalent based on exchange rates in effect at September 30, 2003) at September 30, 2003. All other terms and conditions remained the same.

NOTE G -- COMPREHENSIVE INCOME (LOSS)
         The components of comprehensive income (loss) consist of the following:

                                                            Quarter Ended
                                                            September 30
                                                          2003         2002
                                                     ---------------------------
                                                           (In thousands)
    Net loss........................................   $(2,431)        $ (519)
    Foreign currency translation adjustments - net..     3,907        (13,708)
                                                     ---------------------------
    Comprehensive income (loss).....................   $ 1,476       $(14,227)
                                                     ===========================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $4,197, the Brazilian real of $(425) and the Canadian dollar of $135 for the three months ended September 30, 2003.

NOTE H - STOCK-BASED COMPENSATION

         At September 30, 2003, the Company has stock-based compensation plans which it accounts for under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in the statements of operations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                                                                      Three Months Ended
                                                                         September 30
                                                               ----------------------------------
                                                                     2003             2002
                                                               ----------------------------------
Net loss as reported                                               $(2,431)           $(519)
Deduct: Total stock-based compensation expense determined
     under fair value based method, net of related tax
     effects                                                          (538)            (878)
                                                               ----------------------------------
     Pro forma net loss                                            $(2,969)         $(1,397)
                                                               ==================================
Basic earnings per share:
     As reported                                                    $(0.07)          $(0.01)
     Pro forma                                                      $(0.08)          $(0.04)
Diluted earnings per share:
     As reported                                                    $(0.07)          $(0.01)
     Pro forma                                                      $(0.08)          $(0.04)

NOTE I - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The guarantor subsidiaries presented below represent our subsidiaries that will be subject to the terms and conditions outlined in the indenture governing the senior notes and will guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries and the receivables subsidiary which will not guarantee the senior notes. Each subsidiary guarantor is 100% owned by Buckeye Technologies Inc. and all guarantees are full and unconditional.

         Supplemental financial information for Buckeye Technologies Inc. and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes is presented in the following tables.

STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003

                                                             Guarantors
                                                  ------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  ------------------------------------------------------------------------------
Net sales                                               $18,741         $90,104        $54,533      $(7,547)       $155,831
Cost of goods sold                                       14,778          77,397         49,168       (7,473)        133,870
                                                  ------------------------------------------------------------------------------
Gross margin                                              3,963          12,707          5,365          (74)         21,961

Selling, research and administrative expenses             2,594           4,751          2,247            -           9,592
Restructuring costs                                         214             592            232            -           1,038
                                                  ------------------------------------------------------------------------------

Operating income (loss)                                   1,155           7,364          2,886           (74)         11,331

Other income (expense):
    Interest income/(expense) and
      amortization of debt                              (10,517)            (72)          (588)            -         (11,177)
    Other income/(expense), including equity
       income in affiliates                              (1,042)           (513)           131        (2,305)         (3,729)
    Intercompany interest income/(expense)                7,281          (4,922)        (2,359)            -               -
    Intercompany miscellaneous
      income/(expense)                                     (320)           (686)         1,006             -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting              (3,443)          1,171          1,076         (2,379)        (3,575)
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                             (1,012)            111            457           (699)        (1,144)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                      $ (2,431)       $  1,060          $ 619       $ (1,680)      $ (2,431)
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2002

                                                             Guarantors
                                                  ------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  ------------------------------------------------------------------------------
Net sales                                               $23,343         $90,955        $45,871          $(3,744)       $156,425
Cost of goods sold                                       17,740          81,590         39,661           (2,947)        136,044
                                                  ------------------------------------------------------------------------------
Gross margin                                              5,603           9,365          6,210             (797)         20,381

Selling, research and administrative expenses             2,083           4,951          1,909                -           8,943
                                                  ------------------------------------------------------------------------------

Operating income (loss)                                   3,520           4,414          4,301             (797)         11,438

Other income (expense):
    Interest income/(expense) and
      amortization of debt                              (10,981)           (138)        (1,007)               -         (12,126)
    Other income/(expense), including equity
       income in affiliates                                (511)         (1,044)         2,063             (598)            (90)
    Intercompany interest income/(expense)                7,347          (4,905)        (2,442)               -               -
    Intercompany miscellaneous
      income/(expense)                                     (393)           (987)         1,380                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting              (1,018)         (2,660)         4,295           (1,395)           (778)
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                               (499)           (639)         1,562             (684)           (259)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                        $ (519)        $(2,021)        $2,733           $ (711)        $  (519)
                                                  ===============================================================================

BALANCE SHEETS
As of September 30, 2003

                                                            Guarantors
                                                  ------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                             $ 1,010         $ 2,962        $22,310          $     -       $  26,282
  Restricted cash and short-term investments                  -               -          3,375                -           3,375
  Accounts receivable net of allowance                    3,219          45,150         62,222                -         110,591
  Inventories                                            26,061          68,630         44,321               97         139,109
  Other current assets                                   13,412          18,329         (1,964)               -          29,777
  Intercompany accounts receivable                            -          19,931              -          (19,931)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     43,702         155,002        130,264          (19,834)        309,134

Property, plant and equipment, net                       53,123         354,223        187,852                -         595,198
Goodwill and intangibles                                  3,701          56,362        100,270                -         160,333
Intercompany notes receivable                           414,932               -              -         (414,932)              -
Other assets, including investment in
   subsidiaries                                         342,490         361,824        109,934         (798,468)         15,780
                                                  -------------------------------------------------------------------------------
Total assets                                           $857,948        $927,411       $528,320      $(1,233,234)     $1,080,445
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 4,934         $20,785        $ 9,091          $     -        $ 34,810
  Other current liabilities                              12,980          28,310          9,223                -          50,513
  Intercompany accounts payable                          14,646               -          5,286          (19,932)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                32,560          49,095         23,600          (19,932)         85,323

Long-term debt                                          590,618           2,000         36,614                -         629,232
Deferred income taxes                                    (6,320)         67,671         19,094                -          80,445
Other liabilities                                         5,640          15,312          1,123                -          22,075
Intercompany notes payable                                    -         236,350        178,581         (414,931)              -
Stockholders'/invested equity                           235,450         556,983        269,308         (798,371)        263,370
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $857,948        $927,411       $528,320      $(1,233,234)     $1,080,445
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Assets
Current Assets
  Cash and cash equivalents                             $26,075         $ 4,349        $19,553          $     -        $ 49,977
  Restricted cash and short-term investments                  -               -          3,375                -           3,375
  Accounts receivable net of allowance                    6,672          42,657         76,954                -         126,283
  Inventories                                            28,711          61,532         46,291              171         136,705
  Other current assets                                    9,573          18,913         (2,179)               -          26,307
  Intercompany accounts receivable                        9,553               -              -           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     80,584         127,451        143,994           (9,382)        342,647

Property, plant and equipment, net                       51,753         354,057        188,328                -         160,309
Goodwill and intangibles                                  3,698          56,575        100,036                -         160,309
Intercompany notes receivable                           379,941               -              -         (379,941)              -
Other assets, including investment in
   subsidiaries                                         337,654         279,717        107,625          (711,435)        13,561
                                                  -------------------------------------------------------------------------------
Total assets                                           $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 6,153         $20,659        $10,195                -        $ 37,007
  Other current liabilities                              12,553          25,978         52,129                1          90,661
  Intercompany accounts payable                               -           1,710          7,843           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                18,706          48,347         70,167           (9,552)        127,668

Long-term debt                                          617,474           2,000              -                -         619,474
Deferred income taxes                                    (6,320)         67,671         18,147                -          79,498
Other liabilities                                         5,543          15,387          1,201                -               -
Intercompany notes payable                                    -         211,392        168,549         (379,941)              -
Stockholders'/invested equity                           218,227         473,003        281,919         (711,265)        261,884
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  ===============================================================================

STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used for) operations             $25,636        $(19,126)       $19,045          $25,555

Investing activities:
Purchases of property, plant and equipment              (2,319)         (6,774)          (632)          (9,725)
Other                                                         -           (303)             -             (303)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (2,319)         (7,077)          (632)         (10,028)

Financing activities
Net borrowings (payments) under revolving
    line of credit                                     (55,250)              -              -          (55,250)
Payments for debt issuance and
    extinguishment                                      (8,144)              -              -           (8,144)
Net issuance of  (payments on) long-term
    debt and other                                      15,012          24,816         (14,829)         24,999
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                               (48,382)        24,816         (14,829)        (38,395)

Effect of foreign currency rate fluctuations                  -              -            (827)           (827)

Increase (decrease) in cash and cash
     equivalents                                        (25,065)        (1,387)          2,757         (23,695)
Cash and cash equivalents at beginning
     of period                                           26,075          4,349          19,553          49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period               $1,010        $ 2,962         $22,310        $ 26,282
                                                  ===============================================================


STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2002

                                                          Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used for) operations              $  (86)         $8,032          $1,195          $9,141

Investing activities:
Purchases of property, plant and equipment                (757)         (3,235)           (595)         (4,587)
Other                                                        -            (211)              -            (211)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                     (757)         (3,446)           (595)         (4,798)

Financing activities
Net borrowings (payments) under revolving
    lines of credit                                     (5,781)              -              -           (5,781)
Payments for debt issuance costs                          (249)              -            (131)           (380)
Net issuance of  (payments on) long-term
    debt and other                                     (17,423)         (3,474)         (1,300)        (22,197)
                                                  ---------------------------------------------------------------
Net cash used in financing activities                  (23,453)         (3,474)         (1,431)        (28,358)

Effect of foreign currency rate fluctuations                 -               -            (374)           (374)

Increase (decrease) in cash and cash
     equivalents                                       (24,296)          1,112          (1,205)        (24,389)
Cash and cash equivalents at beginning
     of period                                          36,443           1,358          18,205          56,006
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period             $12,147          $2,470         $17,000         $31,617
                                                  ===============================================================

NOTE J - SUBSEQUENT EVENTS

         On October 21, 2003, the union at our Perry, Florida plant ratified a new labor agreement. The new agreement expires on March 31, 2008.

         On November 5, 2003, we established a $220,000 senior secured credit facility, comprised of a $70,000 revolving credit facility (the revolver) maturing on September 15, 2008 and a $150,000 term loan (the term loan) maturing on October 15, 2010. This facility amends and restates our existing $215,000 revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States and has covenants that are substantially the same as those for the prior facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Buckeye. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended June 30, 2003, which include additional information about our practices and the transactions that underlie our financial results.

Critical Accounting Policies

         The preparation of our financial statements requires estimates, assumptions and judgements that affect our assets, liabilities, revenues and expenses. Our management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information they believe are reasonable. Actual results may differ from these estimates under different conditions. For a full description of our critical accounting policies, see the Management's Discussion and Analysis in our 2003 Annual Report on Form 10-K.

Results of Operations

         Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications including disposable diapers, personal hygiene products, engine air and oil filters, food casings, rayon filaments, acetate plastics, thickeners and papers.

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2004 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

Volume and net sales

         Net sales for the three months ended September 30, 2003 were $155.8 million compared to $156.4 million for the same period in 2002, a decrease of $0.6 million. Our sales were about level with the prior year quarter as a result of two offsetting factors. Net sales of nonwoven materials increased by 12% versus the prior year quarter, offset by lower specialty fiber sales. See additional segment discussion below.

Operating income

         Our operating income for the three months ended September 30, 2003 was $11.3 million, a decrease of $0.1 million compared to the same period in 2002. This decrease was primarily due to restructuring costs of $1.0 million (explained in detail later in this discussion) offset by lower manufacturing costs and improved sales mix.

Segment results

         We report results in two segments: nonwovens materials and specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administration expense to each segment and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment and certain financing and investing costs.

         Specialty fibers

         External net sales for the three months ended September 30, 2003 were $107.3 million compared to $112.3 million for the same period in 2002, a decrease of $5.0 million or 4.5%. The decrease in net sales during the quarter was due primarily to lower specialty fiber shipments and lower selling prices for cotton based products.

         Sales price increases and decreases for cotton based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers fell over the last year, we reduced our sales prices. The selling prices for our cotton based products decreased by approximately 7% for the three months ended September 30, 2003 from the same period in 2002.

         Market supply constraints, coupled with a weakening U.S. dollar and higher energy costs, provided the basis for us to increase our list prices of certain pulps by $40 - $50 per metric ton effective April 1, 2003. The higher prices were partially implemented during the fiscal fourth quarter of 2003. The full impact of dissolving wood price increases will not be felt until calendar 2004 when we renew our calendar year supply agreements.

         Operating income for the three months ended September 30, 2003 was $10.3 million (9.6% of net sales) compared to $11.6 million (10.3% of net sales) for the same period in 2002, a decrease of $1.3 million. This decrease in operating income is primarily a reflection of the margin compression for cotton based products. Additionally, the 19% strengthening of the euro during the preceding twelve months negatively impacted our Glueckstadt, Germany facility where sales are made in U.S. dollars and costs are incurred in euros. These decreases were partially offset by a more favorable specialty wood fiber sales mix, operating the Americana facility for the entire quarter in 2003, and operating expense reductions.

         Nonwovens materials

         Net sales for the three months ended September 30, 2003 were $53.2 million compared to $47.4 million in same period in 2002, an increase of $5.8 million or 12.2%. The increase in net sales was primarily due to an increase in shipments and strengthening of the euro versus the U.S. dollar.

         Nonwovens materials operating income for the three months ended September 30, 2003 was $2.5 million (4.7% of net sales) compared to $0.5 million (1.1% of net sales) during the same period in 2002, an improvement of $2.0 million. Our increase in operating income is reflective of improvements in reliability, cost reductions, and increased volume.

Restructuring costs

         During the three months ended September 30, 2003, we entered into a second phase of our restructuring program designed to deliver cost reductions through reduced overhead expenses across the company. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003. This phase of the program will enable us to improve our operating results by approximately $6.0 million annually through reduced salaries, benefits, other employee related expenses and operating expenses. As a result of the reorganization, approximately 50 positions will be eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring to continue throughout fiscal 2004. The total cost of this phase of the restructuring program is estimated to be approximately $3.0 million in fiscal 2004.

         The first phase of the restructuring program initiated in fiscal 2003 was mainly due to the partial closure of our Lumberton facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. During the three months ended September 30, 2003, additional expenses of $0.2 million were recorded and $1.4 million were paid for this phase of the program. These additional expenses included $0.2 million for miscellaneous costs associated with the partial closure of the Lumberton facility. While we ceased producing cotton cellulose at our Lumberton facility at the end of August 2003, we are still continuing to supply our cotton based specialty fiber customers with product produced at Lumberton. Approximately 10 employees were asked to remain into the second quarter of fiscal 2004. We estimate the remaining expenses for this phase of the restructuring program to be approximately $0.7 million, which we expect will be recognized and paid in the second quarter of fiscal 2004.

         During the year ended June 30, 2002, we entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. As a result of that restructuring, approximately 200 positions were eliminated and we closed engineering offices located in Finland. During the three months ended September 30, 2003, the remaining accrual for that restructuring was fully utilized. We do not expect any additional payments or expenses related to this program.

Net interest expense and amortization of debt costs

         We incurred net interest expense and amortization of debt costs of $11.2 million for the three months ended September 30, 2003 compared to $12.1 million for the same period in 2002. This decrease was primarily due to lower interest rates in 2003 and lower average debt levels during the period. This was partially offset by additional interest expense incurred during the last 8 days of September when both the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 were outstanding.

Foreign exchange, amortization of intangibles and other

          Foreign exchange, amortization of intangibles and other expense for the three months ended September 30, 2003 and 2002 were $0.4 million and $0.1 million, respectively. The $0.3 million unfavorable variance was due primarily to a decrease of $1.1 million in foreign currency gains partially offset by the absence of expenses related to the settlement of a lawsuit and the negative impact of a natural gas forward contract recognized during the three months ended September 30, 2002.

         During the three months ending September 30, 2003, $3.3 million was expensed related to the early extinguishment of the $150 million senior subordinated notes due 2005. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs.

Financial Condition

Cash flow

         Cash flow provided by operating activities of $25.6 million for the three months ended September 30, 2003 was $16.4 million higher than the same quarter in the prior year. This improved cash flow was primarily due to a reduction in accounts receivable in 2003 versus an increase in accounts receivables in the same quarter in 2002. Approximately $6.0 million of the accounts receivable decrease was a permanent reduction due to a change in our cash management strategy. During the three months ended September 30, 2003, we began discounting large letters of credit, enabling us to reduce our debt and interest costs.

         Cash provided from operations and cash on hand financed capital expenditures of $9.7 million and were used to make debt payments net of issuance proceeds of $30.3 million during the three months ended September 30, 2003. The $5.1 million increase in capital expenditures versus the same quarter in 2002 is attributable to the maintenance shutdown at the Foley plant during calendar 2003.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our June 30, 2003 Form 10-K other than those changes in long-term debt discussed in the liquidity section which follows.

Liquidity and capital resources

         We have the following major sources of financing: revolving credit facility, receivables based credit facility, senior notes, and senior subordinated notes. Our revolving credit facility, senior notes, and senior subordinated notes contain various covenants. At September 30, 2003, we were in compliance with such covenants and believe we will remain in compliance throughout fiscal year 2004.

         Senior notes - On September 22, 2003 we placed privately $200 million in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005, make a permanent reduction of $40 million to our revolving credit facility and pay the related transaction costs. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. We incurred an additional $1.1 million of interest expense associated with maintaining the 2005 notes through the call period. Of the $1.1 million, we expensed $0.3 million during the three months ending September 30, 2003 and will record the remaining $0.8 million during the three months ending December 31, 2003.

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio" debt or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the subordinated note indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge cover ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our notes due in 2008 (2008 notes) to amend this indenture to conform certain provisions of the 2008 notes to the provisions in our notes due in 2010 and to current market practice. This amendment allows us to refinance our revolving credit facility while we are still limited to Permitted Indebtedness as defined in the indentures.

         Under each such indenture, the ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under the senior subordinated note indentures and the senior notes indenture.

         Revolving credit facility - We amended our revolving credit facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. Additionally, this amendment authorized the issuance of $200 million of senior notes, to refinance our $150 million of senior subordinated notes due in 2005, and required a permanent reduction in the credit facility of $40 million. During the three months ended September 30, 2003, we used proceeds from the private placement of senior notes and cash on hand to reduce the outstanding balance on the credit facility by $75 million to $132.5 million and to make our final $22 million payment to UPM-Kymmene. As of September 30, 2003 we had $42.5 million available on the revolving credit facility.

         On November 5, 2003, we established a $220 million senior secured credit facility, comprised of a $70 million revolving credit facility (the revolver) maturing on September 15, 2008 and a $150 million term loan (the term loan) maturing on October 15, 2010. This facility amends and restates our existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States and has covenants that are substantially the same as those for the prior facility.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converts interest payments from a fixed rate to a floating rate of LIBOR plus

1.97%. This arrangement qualifies as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap is recorded as part of interest expense. The swap agreement settles quarterly until maturity in October 2010. During the three months ended September 30, 2003 and 2002, the swap reduced the Company's interest expense by $1.2 million and $1.0 million, respectively. Based upon current interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $4.0 million at September 30, 2003 and $6.1 million at June 30, 2003.

         On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4.0 million as an early termination fee.

         Other credit facilities - Our $30 million receivables based credit facility matures on December 4, 2003. We intend to refinance this facility with available long-term credit facilities and therefore have included the balance in long-term debt. At September 30, 2003, we had $24.8 million outstanding on our receivables based credit facility.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16 million (U.S. $11.9 million equivalent based on exchange rates in effect at September 30, 2003) at September 30, 2003. All other terms and conditions remained the same.

         Net debt - Net debt is presented as an additional means of evaluating our financial condition, liquidity and our ability to satisfy rating agency and creditor requirements. Net debt was $598.7 million at September 30, 2003. Net debt at September 30, 2003 was $6.3 million lower than at June 30, 2003 and $27.8 million lower than the $626.5 million of net debt at September 30, 2002. Using this information along with long-term debt and capital lease obligation balances provides a more complete analysis of our financial position. Long term debt and capital lease obligations are the most directly comparable GAAP measures.

                                                                   September 30        June 30        September 30
                                                                       2003              2003             2002
                                                                 -----------------    -----------    ----------------

Debt and capital lease obligations on balance sheet                     $632.4          $664.5               $678.5
Less: Interest rate swap non-cash fair value adjustment to
         debt                                                             (4.0)           (6.1)                (8.1)
      Cash, cash equivalents, restricted cash,
         and short-term investments                                      (29.7)          (53.4)               (43.9)
                                                                 -----------------    -----------    ----------------

Net debt                                                                $598.7          $605.0               $626.5
                                                                 =================    ===========    ================

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially, including but not limited to, economic, competitive, governmental, and technological factors affecting our operations, financing, markets, products, services, prices, and other factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For additional factors that could impact future results, please see our 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         There have been no material changes to our market risk except for the interest rate implications caused by the changes in our debt structure. Our amended and restated revolving credit facility improved our variable interest rates by over 1.0%. We also fixed an additional $50 million of debt at 8.5% which was previously variable rate debt. In addition, the early termination of the swap will fix $100 million of debt at 8.0% that under the swap was effectively variable debt.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2003 of our disclosure controls and procedures, as such term is defined under Rule 13-a14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits

        10.1 Amended and Restated Credit Agreement dated November 5, 2003 among the Registrant, Fleet National Bank; Fleet Securities, Inc.; Citigroup Global Markets Inc.; UBS AG; Citibank, N.A.; and other lenders party thereto.
        31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on November 12, 2003.
        31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. November 12, 2003.
        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on November 12, 2003.
        32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. on November 12, 2003.

(b)     Reports on Form 8-K
        During the three months ended September 30, 2003, the following reports were filed on Form 8-K:
        - Report dated July 29, 2003 announcing the conference call regarding operating results for the quarter ended June 30, 2003.
        - Report dated August 1, 2003 announcing the press release regarding the results of operations for the year ended June 30, 2003.
        - Report dated September 17, 2003 announcing the issuance of press releases regarding the private placement of $200 million of Senior Notes due 2013 in a private offering, the participation of David
          B. Ferraro, Chair and Chief Executive Officer, in the UBS Global Paper & Forest Products Conference and the announcement that the counter party to the interest rate swap agreement has notified that it intends to call the interest rate swap.
        - Report dated September 25, 2003 announcing the successful closure of the private placement of $200 million of Senior Notes due 2013 and the commencement of a solicitation of consents from holders of the outstanding Senior Notes due 2008.

 (c)     Items 1 through 5 are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.



By: /S/ DAVID BE. FERRARO
    ---------------------
David B. Ferraro, Chief Executive Officer

Date: November 12, 2003




By: /S/ KRISTOPHER J. MATULA
    ------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: November 12, 2003