Form 10-Q
period 2003-12-31
BUCKEYE TECHNOLOGIES INC
filed 2004-01-30
CIK 899597

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

                For the quarterly period ended December 31, 2003

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

As of January 28, 2004, there were outstanding 37,066,369 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1. Financial Statements:
              Condensed Consolidated  Statements of Operations for the Three and Six Months Ended December
                   31, 2003 and 2002......................................................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003.............        4
              Condensed Consolidated  Statements of Cash Flows for the Three and Six Months Ended December
                   31, 2003 and 2002......................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       17
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       23
       4.     Controls and Procedures.....................................................................       23

                                              PART II - OTHER INFORMATION
       4.     Submission of Matters to a Vote of Security Holders.........................................       24
       6.     Exhibits and Reports on Form 8-K............................................................       24

                                                       SIGNATURES                                                25


Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                  Three Months Ended                Six Months Ended
                                                                      December 31                      December 31
                                                             ------------------------------    ----------------------------
                                                                 2003             2002             2003          2002
                                                             ------------------------------    ----------------------------
Net sales..............................................         $160,279         $153,146         $316,110      $309,571
Cost of goods sold.....................................          143,993          131,351          277,863       267,395
                                                             ------------------------------    ----------------------------
Gross margin...........................................           16,286           21,795           38,247        42,176
Selling, research and administrative expenses..........           12,948            8,837           22,540        17,780
Impairment of long-lived assets........................              942                -              942             -
Restructuring costs....................................            2,691                -            3,729             -
                                                             ------------------------------    ----------------------------

Operating income (loss)................................             (295)          12,958           11,036        24,396

Net interest expense and amortization of debt costs....           12,510           11,683           23,687        23,809
Loss on early extinguishment of debt...................            1,640                -            4,940             -
Foreign exchange, amortization of intangibles and other            1,125              928            1,554         1,018
                                                             ------------------------------    ----------------------------
Income (loss) before income taxes......................          (15,570)             347          (19,145)         (431)
Income tax benefit.....................................           (5,557)            (193)          (6,701)         (452)
                                                             ------------------------------    ----------------------------
Net income (loss)......................................        $ (10,013)          $  540         $(12,444)        $  21
                                                             ==============================    ============================


Earnings (loss) per share
            Basic earnings (loss)  per share...........          $ (0.27)          $ 0.01          $ (0.34)       $ 0.00
            Diluted earnings (loss) per share..........          $ (0.27)          $ 0.01          $ (0.34)       $ 0.00

Weighted average shares for basic earnings per share...           37,009           36,965           36,992        36,957
Effect of dilutive stock options.......................                -                -                -            16
                                                             ------------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................           37,009           36,965           36,992        36,973
                                                             ==============================    ============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  December 31       June 30
                                                                     2003             2003
                                                                ------------------------------
                                                                  (Unaudited)
Assets
Current assets:
     Cash and cash equivalents............................          $ 15,269      $  49,977
     Cash, restricted.....................................                 -          3,375
     Accounts receivable, net.............................           108,430        126,283
     Inventories..........................................           127,211        136,705
     Deferred income taxes and other......................            30,754         26,307
                                                                ------------------------------
              Total current assets........................           281,664        342,647

Property, plant and equipment.............................           948,437        909,733
Less accumulated depreciation.............................          (343,456)      (315,595)
                                                                ------------------------------
                                                                     604,981        594,138

Goodwill, net.............................................           134,213        129,631
Intellectual property and other, net......................            43,067         44,239
                                                                ------------------------------
              Total assets................................        $1,063,925     $1,110,655
                                                                ==============================

Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable...............................          $ 26,612      $ 37,007
     Accrued expenses.....................................            41,498        48,360
     Current portion of capital lease obligations.........               607           583
     Current portion of long-term debt....................             1,500        41,718
                                                                ------------------------------
              Total current liabilities...................            70,217       127,668

Long-term debt............................................           619,710       619,474
Deferred income taxes.....................................            79,948        79,498
Capital lease obligations.................................             2,390         2,700
Other liabilities.........................................            19,631        19,431
Stockholders' equity......................................           272,029       261,884
                                                                ------------------------------
              Total liabilities and stockholders' equity          $1,063,925    $1,110,655
                                                                ==============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Six Months Ended
                                                                                  December 31
                                                                       ----------------------------
                                                                             2003            2002
                                                                       ----------------------------
Operating activities
Net income (loss).................................................        $(12,444)        $   21
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Impairment of long-lived assets............................             942              -
       Depreciation...............................................          22,725         23,060
       Amortization ..............................................           2,514          2,931
       Loss on early extinguishment of debt.......................           4,940              -
       Deferred income taxes and other............................           3,342          2,371
       Changes in operating assets and liabilities:
           Accounts receivable....................................          17,437          2,218
           Inventories............................................          13,256            (28)
           Other assets...........................................          (5,514)         1,733
           Accounts payable and other current liabilities.........         (19,302)       (16,681)
                                                                       ----------------------------
Net cash provided by operating activities.........................          27,896         15,625

Investing activities
Purchases of property, plant and equipment........................         (21,190)       (11,196)
Other.............................................................            (293)          (427)
                                                                       ----------------------------
Net cash used in investing activities.............................         (21,483)       (11,623)

Financing activities
Proceeds from exercise of stock options...........................             433              -
Net payments under revolving lines of credit......................         (212,715)       (4,923)
Issuance of long term debt........................................          350,000             -
Payments for debt issuance costs..................................           (9,228)         (671)
Payments related to early extinguishment of debt..................           (2,115)            -
Proceeds from termination of swap.................................            4,000             -
Payments on long-term debt and other..............................         (172,661)      (22,264)
                                                                       ----------------------------
Net cash used in financing activities.............................          (42,286)      (27,858)
Effect of foreign currency rate fluctuations on cash..............            1,165           105
                                                                       ----------------------------
Decrease in cash and cash equivalents.............................          (34,708)      (23,751)
Cash and cash equivalents at beginning of period..................           49,977        56,006
                                                                       ----------------------------
Cash and cash equivalents at end of period........................          $15,269      $ 32,255
                                                                       ============================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)
NOTE A -- BASIS OF PRESENTATION

         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2004 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Three Months Ended                                    Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2003    $114,588        $51,185     $(5,494)     $160,279
                                              2002     113,880         45,853      (6,587)      153,146
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2003       2,822          1,149      (4,266)         (295)
                                              2002      12,745            312         (99)       12,958
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2003       6,897          4,467         837        12,201
    intangibles                               2002       7,462          3,762       1,177        12,401
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2003      10,767            543         155        11,465
                                              2002       6,152            521          (64)       6,609


Six Months Ended                                      Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2003    $221,906       $104,395    $(10,191)      $316,110
                                              2002     226,225         93,241      (9,895)       309,571
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2003      13,113          3,636      (5,713)        11,036
                                              2002      24,385            796        (785)        24,396
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2003      13,601          8,735       1,662         23,998
    intangibles                               2002      14,995          7,553       2,138         24,686
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2003      19,856          1,142         192         21,190
                                              2002       9,718          1,194         284         11,196

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, impairment of long-lived assets and charges related to restructuring. Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

NOTE C -- RESTRUCTURING COSTS

         During fiscal 2003 we initiated the first phase of our restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. During the six months ended December 31, 2003, additional expenses of $781 were recorded and $2,062 were paid for this phase of the program. These additional expenses included $634 for miscellaneous costs associated with the partial closure of the Lumberton facility. While we ceased producing cotton cellulose at our Lumberton facility at the end of August 2003, we are still continuing to supply some of our cotton-based specialty fiber customers with product previously produced at Lumberton. We estimate the remaining expenses for this phase of the restructuring program to be approximately $182, which we expect to be recognized and paid in calendar year 2004.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, approximately 50 positions will be eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. Voluntary and involuntary termination benefits related to this phase of the program of $2,948 were expensed and $357 were paid during the six months ended December 31, 2003. We expect payments related to this phase of the restructuring program to continue throughout fiscal 2004. The total cost of this phase of the restructuring program is estimated to be approximately $3,100 in fiscal 2004.

         Restructuring expenses are included in "Restructuring Costs" in the statements of operations. The following table summarizes the expenses and accrual balances by reporting segments for the six months ended December 31, 2003.

                                                            Six Months Ended
                                                            December 31, 2003
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                      Balance as                  Impact                  Balance as
                                          of                        of                        of         Program        Total
                                       June 30,    Additional    Foreign                   December      Charges      Estimated
                                         2003        Charges     Currency    Payments      31, 2003      to Date       Charges
2002 Restructuring Program
------------------------------------------------------------------------------------------------------   ------------------------
    Nonwoven materials                    17           -            -         (17)             -          1,605         1,605

2003 Restructuring Program-Phase 1
------------------------------------------------------------------------------------------------------   ------------------------
Severance and employee benefits
     Specialty Fibers                   1,437         147            -      (1,297)           287         1,608         1,630
     Nonwoven Materials                    87           -            -         (49)            38            87            87
Other miscellaneous expenses
     Specialty Fibers                       -         634            -        (634)             -           640           800
Nonwoven Materials                         83           -            -         (82)             1            83            83
                                      ----------------------------------------------------------------   ------------------------
Total 2003 Program-Phase 1              1,607         781            -      (2,062)           326         2,418         2,600

2003 Restructuring Program-Phase 2
------------------------------------------------------------------------------------------------------   ------------------------
Severance and employee benefits
   Specialty fibers                    $    -      $1,389          $59      $ (153)        $1,295        $1,389        $1,500
   Nonwoven materials                       -          39            -         (39)             -            39            40
   Corporate                                -       1,520            -        (165)         1,355         1,520         1,560
                                      ----------------------------------------------------------------   ------------------------
Total 2003 Program-Phase 2                  -       2,948           59        (357)         2,650         2,948         3,100

                                      ----------------------------------------------------------------   ------------------------
Total All Programs                     $1,624      $3,729          $59     $(2,436)        $2,976        $6,971        $7,305
                                      ================================================================   ========================

NOTE D -- IMPAIRMENT COSTS

     During the second quarter, we fully impaired engineering costs and capitalized interest for a long delayed project at our Perry, Florida wood pulp mill. Based on the significant length of time before the project would be initiated, we determined that the engineering work had no remaining value and was fully impaired. The carrying value of the asset was $942.

NOTE E --  INVENTORIES

     The components of inventory consist of the following:

                                                    December 31     June 30
                                                        2003         2003
                                                   ---------------------------
                                                            (In thousands)
     Raw materials...........................        $32,702          $36,827
     Finished goods..........................         69,221           75,394
     Storeroom and other supplies............         25,288           24,484
                                                   ---------------------------
                                                     $127,211        $136,705
                                                   ===========================


NOTE F -- DEBT

         The components of long-term debt consist of the following:

                                                December 31      June 30
                                                    2003           2003
                                               ---------------------------
        Senior Notes due:
             2013                                $200,000         $    -
        Senior Subordinated Notes due:
             2005                                       -        149,816
             2008                                  99,712         99,688
             2010                                 153,314        155,470
        Credit facilities                         161,184        227,315
        Notes payable                                   -         21,903
        Other                                       7,000          7,000
                                               ----------------------------
                                                  621,210        661,192
        Less current portion                        1,500         41,718
                                               ----------------------------
                                                 $619,710       $619,474
                                               ============================

         Senior notes - On September 22, 2003 we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes are estimated at $5,350 and will be amortized over the life of the notes using the effective interest method. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003 we completed our offer to exchange the privately placed unregistered senior notes for debt securities of like principal amount that have been registered under the Securities Act of 1933, as amended.

         During the first quarter of fiscal 2004, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge cover ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our notes due in 2008 (2008 notes) to amend this indenture to conform certain provisions of the 2008 notes to the provisions in our notes due in 2010 and to current market practice. This amendment allowed us to refinance our revolving credit facility (discussed later in this note), while we are still limited to Permitted Indebtedness as defined in the indentures.

         Under each of these indentures, the fixed charge coverage ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under indentures governing the senior notes and the senior subordinated notes.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. The swap agreement settled quarterly. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized using the effective interest method as a reduction to interest expense through October 15, 2010. At December 31, 2003 the unamortized portion of the termination fee was recorded as an increase in debt of $3,881. During the three months ended December 31, 2003 and 2002, the swap reduced our interest expense by $324 and $1,084, respectively and will continue to reduce interest expense through the amortization period of the termination fee. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6,067 at June 30, 2003.

         Revolving credit facility - We amended our revolving credit facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. Additionally, this amendment authorized the issuance of $200,000 of senior notes (to refinance our $150,000 of senior subordinated notes due in 2005) and required a permanent reduction in the credit facility of $40,000.

         On November 5, 2003, we established a $220,000 senior secured credit facility, comprised of a $70,000 revolving credit facility (the revolver) maturing on September 15, 2008 and a $150,000 term loan (the term loan) maturing on October 15, 2010. This facility amends and restates our existing $215,000 revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated EBITDA, minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures. At December 31, 2003, we were in compliance with these financial covenants.

         As of December 31, 2003, we had $55,217 available on the revolving credit facility. Total costs for the issuance of the new facility are estimated at $3,350 and will be amortized using the effective interest method over the life of the facility. During the three months ending December 31, 2003, $1,640 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the former revolving credit facility.

         Other credit facilities - On December 5, 2003, we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16,000 (U.S. $12,363 equivalent based on exchange rates in effect at December 31, 2003). As of December 31, 2003, we had Canadian $10,300 (U.S. $7,959 equivalent) outstanding on this facility. Availability on this facility is incorporated in the availability of our revolving credit facility previously discussed. All other terms and conditions remained the same. We intend to refinance this facility with available long-term credit facilities and, therefore, have included the balance in long-term debt.


NOTE G -- COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                                December 31                     December 31
                                                        ----------------------------    -----------------------------
                                                            2003          2002              2003           2002
                                                        ----------------------------    -----------------------------
                                                              (In thousands)                   (In thousands)
Net income (loss)...............................          $(10,013)         $ 540         $(12,444)        $  21
Foreign currency translation adjustments - net..            18,150          9,838           22,057        (3,870)
                                                        ----------------------------    -----------------------------
Comprehensive income (loss).....................            $8,137        $10,378          $ 9,613       $(3,849)
                                                        ============================    =============================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the Euro of $17,158, the Brazilian real of $(224) and the Canadian dollar of $5,123 for the six months ended December 31, 2003.

NOTE H - STOCK-BASED COMPENSATION

         At December 31, 2003, the Company has stock-based compensation plans which it accounts for under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in the statements of operations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                                                                   Three Months Ended             Six Months Ended
                                                                      December 31                   December 31
                                                               ---------------------------    -------------------------
                                                                   2003          2002            2003         2002
                                                               ---------------------------    -------------------------
Net loss as reported                                              $(10,013)         $540        $(12,444)       $  21
Deduct: Total stock-based compensation expense determined
     under fair value based method , net of related tax
     effects                                                          (211)         (772)           (749)      (1,650)
                                                               ---------------------------    -------------------------
     Pro forma net loss                                           $(10,224)       $ (232)       $(13,193)     $(1,629)
                                                               ===========================    =========================
Basic earnings per share:
     As reported                                                   $ (0.27)        $0.01         $ (0.34)      $(0.00)
     Pro forma                                                     $ (0.28)       $(0.01)        $ (0.36)      $(0.04)
Diluted earnings per share:
     As reported                                                   $ (0.27)       $ 0.01         $ (0.34)      $ 0.00
     Pro forma                                                     $ (0.28)       $(0.01)        $ (0.36)     $ (0.04)

NOTE I - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The guarantor subsidiaries presented below represent our subsidiaries that are subject to the terms and conditions outlined in the indenture governing the senior notes and that guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries and the receivables subsidiary which do not guarantee the senior notes. Each subsidiary guarantor is 100% owned directly or indirectly by Buckeye Technologies Inc. and all guarantees are full and unconditional.

         Supplemental financial information for Buckeye Technologies Inc. and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes is presented in the following tables.

STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                            $ 22,244         $91,950        $52,394          $(6,309)       $160,279
Cost of goods sold                                     18,794          83,075         47,936           (5,812)        143,993
                                                  -------------------------------------------------------------------------------
Gross margin                                            3,450           8,875          4,458             (497)         16,286

Selling, research and administrative expenses           6,067           4,764          2,117                -          12,948
Restructuring and impairment costs                      1,471           1,815            347                -           3,633
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                (4,088)          2,296          1,994             (497)           (295)

Other income (expense):
    Net interest expense and
      amortization of debt                            (12,254)            (94)          (162)               -         (12,510)
    Other income/(expense), including equity
       income in affiliates                            (5,844)           (370)          (700)           4,149          (2,765)
    Intercompany interest income/(expense)              8,519          (6,079)        (2,440)               -               -
    Intercompany miscellaneous
      income/(expense)                                   (126)           (264)           390                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting           (13,793)         (4,511)         (918)            3,652         (15,570)
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                           (3,780)         (2,109)         (797)            1,129          (5,557)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                    $(10,013)        $(2,402)        $(121)          $ 2,523       $ (10,013)
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2002

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                             $19,370         $92,931        $47,649          $(6,804)       $153,146
Cost of goods sold                                     14,740          81,876         41,401           (6,666)        131,351
                                                  -------------------------------------------------------------------------------
Gross margin                                            4,630          11,055          6,248             (138)         21,795

Selling, research and administrative expenses           2,038           5,203          1,596                -           8,837
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                 2,592           5,852          4,652             (138)         12,958

Other income (expense):
    Net interest expense and
      amortization of debt                            (10,894)            (57)          (732)               -         (11,683)
    Other income/(expense), including equity
       income in affiliates                             2,224            (939)           840           (3,053)           (928)
    Intercompany interest income/(expense)              7,516          (5,319)        (2,197)               -               -
    Intercompany miscellaneous
      income/(expense)                                   (379)           (825)         1,204                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting             1,059          (1,288)         3,767           (3,191)            347
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                              519          (1,022)         1,874           (1,564)           (193)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $ 540          $ (266)       $ 1,893          $(1,627)         $  540
                                                  ===============================================================================

                                      -12-

STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2003

                                                             Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                            $ 40,985        $182,054       $106,927         $(13,856)       $316,110
Cost of goods sold                                     33,572         160,472         97,104          (13,285)        277,863
                                                  -------------------------------------------------------------------------------
Gross margin                                            7,413          21,582          9,823             (571)         38,247

Selling, research and administrative expenses           8,661           9,515          4,364                -          22,540
Restructuring and impairment costs                      1,685           2,407            579                -           4,671
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                (2,933)          9,660          4,880             (571)         11,036

Other income (expense):
    Net interest expense and
      amortization of debt                            (22,771)           (166)          (750)               -         (23,687)
    Other income/(expense), including equity
       income in affiliates                            (8,442)           (883)          (569)           3,400          (6,494)
    Intercompany interest income/(expense)             15,800         (11,001)        (4,799)               -               -
    Intercompany miscellaneous
      income/(expense)                                   (446)           (950)         1,396                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting           (18,792)         (3,340)           158            2,829         (19,145)
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                           (6,348)        (1,649)            167            1,129          (6,701)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                    $(12,444)        $(1,691)          $ (9)         $ 1,700       $ (12,444)
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2002

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                             $42,713        $183,886        $93,520         $(10,548)       $309,571
Cost of goods sold                                     32,480         163,466         81,062           (9,613)        267,395
                                                  -------------------------------------------------------------------------------
Gross margin                                           10,233          20,420         12,458             (935)         42,176

Selling, research and administrative expenses           4,121          10,154          3,505                -          17,780
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                 6,112          10,266          8,953             (935)         24,396

Other income (expense):
Net interest expense and
      amortization of debt                            (21,875)           (195)        (1,739)               -         (23,809)
    Other income/(expense), including equity
       income in affiliates                             1,713          (1,983)         2,903           (3,651)         (1,018)
    Intercompany interest income/(expense)             14,863         (10,224)        (4,639)               -               -
    Intercompany miscellaneous
      income/(expense)                                   (772)         (1,812)         2,584                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting                41          (3,948)         8,062           (4,586)           (431)
                                                  -------------------------------------------------------------------------------

Income tax expense/(benefit)                               20          (1,661)         3,436           (2,247)           (452)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $  21         $(2,287)        $4,626         $ (2,339)          $  21
                                                  ===============================================================================

BALANCE SHEETS
As of December 31, 2003

                                                              Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                           $   165         $ 3,312        $11,792          $    -       $  15,269
  Accounts receivable, net                             11,805          54,539         42,086               -         108,430
  Inventories                                          22,781          58,603         46,228            (401)         127,211
  Other current assets                                 16,967          17,029         (3,242)              -          30,754
  Intercompany accounts receivable                     15,602               -              -          (15,602)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                   67,320         133,483         96,864          (16,003)        281,664

Property, plant and equipment, net                     55,072         353,901        196,008                -         604,981
Goodwill and intangibles, net                           3,675          56,165        104,614                -         164,454
Intercompany notes receivable                         397,661               -              -         (397,661)              -
Other assets, including investment in
   subsidiaries                                       333,408         333,790        117,985         (772,357)        12,826
                                                  -------------------------------------------------------------------------------
Total assets                                         $857,136        $877,339       $515,471      $(1,186,021)     $1,063,925
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                              $ 5,550         $14,745        $ 6,317          $     -        $ 26,612
  Other current liabilities                            19,979          13,907          9,719                -          43,605
  Intercompany accounts payable                             -           6,676          8,926          (15,602)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                              25,529          35,328         24,962          (15,602)         70,217

Long-term debt                                        609,751           2,000          7,959                -         619,710
Deferred income taxes                                  (7,102)         67,671         19,379                -          79,948
Other long-term liabilities                             5,594          15,188          1,239                -          22,021
Intercompany notes payable                                  -         234,412        163,249         (397,661)              -
Stockholders'/invested equity                         223,364         522,740        298,683         (772,758)        272,029
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $857,136        $877,339       $515,471      $(1,186,021)     $1,063,925
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                           $26,075         $ 4,349        $19,553          $     -        $ 49,977
  Restricted cash and short-term investments                -               -          3,375                -           3,375
  Accounts receivable, net                              6,672          42,657         76,954                -         126,283
  Inventories                                          28,711          61,532         46,291              171         136,705
  Other current assets                                  9,573          18,913         (2,179)               -          26,307
  Intercompany accounts receivable                      9,553               -              -           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                   80,584         127,451        143,994           (9,382)        342,647

Property, plant and equipment, net                     51,753         354,057        188,328                -         594,138
Goodwill and intangibles, net                           3,698          56,575        100,036                -         160,309
Intercompany notes receivable                         379,941               -              -         (379,941)              -
Other assets, including investment in
   subsidiaries                                       337,654         279,717        107,625         (711,435)         13,561
                                                  -------------------------------------------------------------------------------
Total assets                                         $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                              $ 6,153         $20,659        $10,195          $     -        $ 37,007
  Other current liabilities                            12,553          25,978         52,129                1          90,661
  Intercompany accounts payable                             -           1,710          7,843           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                              18,706          48,347         70,167           (9,552)        127,668

Long-term debt                                        617,474           2,000              -                -         619,474
Deferred income taxes                                  (6,320)         67,671         18,147                -          79,498
Other long-term liabilities                             5,543          15,387          1,201                -          22,131
Intercompany notes payable                                  -         211,392        168,549         (379,941)              -
Stockholders'/invested equity                         218,227         473,003        281,919         (711,265)        261,884
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  ===============================================================================

STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2003

                                                           Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by operations                      $ 7,851        $ 12,228         $7,817         $ 27,896

Investing activities:
Purchases of property, plant and equipment            (5,353)        (14,683)        (1,154)         (21,190)
Other                                                      -            (292)            (1)            (293)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                 (5,353)        (14,975)        (1,155)         (21,483)

Financing activities
Net borrowings (payments) under revolving
    line of credit                                  (205,526)              -         (7,189)        (212,715)
Payments for debt issuance and
    extinguishment                                    (9,228)              -               -          (9,228)
Net issuance of  (payments on) long-term
    debt and other                                   186,346           1,710         (8,399)         179,657
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                            (28,408)          1,710        (15,588)         (42,286)

Effect of foreign currency rate fluctuations
     on cash                                               -               -          1,165            1,165

Decrease in cash and cash equivalents                (25,910)         (1,037)        (7,761)         (34,708)
Cash and cash equivalents at beginning
     of period                                        26,075           4,349         19,553           49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period             $ 165          $3,312       $ 11,792         $ 15,269
                                                  ===============================================================

STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2002

                                                             Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used for)operations            $(3,613)         $9,546          $9,692         $15,625

Investing activities:
Purchases of property, plant and equipment            (1,031)         (9,045)         (1,120)        (11,196)
Other                                                      -            (481)             54            (427)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                 (1,031)         (9,526)         (1,066)        (11,623)

Financing activities
Net borrowings (payments) under revolving
    lines of credit                                   (4,923)              -              -           (4,923)
Payments for debt issuance costs                        (256)              -            (415)           (671)
Net issuance of  (payments on) long-term
    debt and other                                   (15,597)          1,732          (8,399)        (22,264)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                      (20,776)          1,732          (8,814)        (27,858)

Effect of foreign currency rate fluctuations
     on cash                                               -             (11)            116             105

Increase (decrease) in cash and cash
     equivalents                                     (25,420)          1,741             (72)        (23,751)
Cash and cash equivalents at beginning
     of period                                        36,443           1,358          18,205          56,006
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period           $11,023          $3,099         $18,133         $32,255
                                                  ===============================================================

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

Volume and net sales

         Net sales for the three months ended December 31, 2003 were $160.3 million compared to $153.1 million for the same period in 2002, an increase of $7.2 million or 4.7%. Net sales for the six months ended December 31, 2003 were $316.1 million compared to $309.6 million for the same period in 2002, an increase of $6.5 million or 2.1%. Our sales increased over the prior year as a result of improved performance in nonwoven materials. Net sales of nonwoven materials increased by 11.5% versus the same three month period and 12.0% versus the same six months of the prior year. See additional segment discussion below.

Operating income

         Operating income (loss) for the three months ended December 31, 2003 was ($0.3) million compared to $13.0 million for the same period in the prior year, a decrease of $13.3 million. Operating income for the six months ending December 31, 2003 was $11.0 million, a decrease of $13.4 million from same period in 2002. These decreases were the result of several factors, as described in the segment results. We incurred additional charges related to unusual events and special situations in the specialty fibers segment, which reduced operating income during the quarter. The corporate segment was negatively impacted by an additional $2.7 million of restructuring costs related to the 2003 restructuring program and the impairment of certain assets totaling $0.9 million. All of these items are discussed in more detail later in this discussion and analysis. Additionally, the 26% and 16% strengthening of the Euro and Canadian dollar, respectively, during the preceding eighteen months negatively impacted operating income at our Glueckstadt, Germany facility and Delta, British Columbia facility where sales are made in U.S. dollars and costs are incurred in Euros and Canadian dollars.

Segment results

         We report results in two segments: nonwoven materials and specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administration expense to each segment and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment and certain financing and investing costs.

Specialty fibers

         Net sales for the three months ended December 31, 2003 were $114.6 million compared to $113.9 million for the same period in 2002, an increase of $0.7 million or 0.6%. This slight increase was the result of increased selling prices of product produced at our Perry, Florida wood pulp facility, partially offset by lower selling prices for cotton-based products. Net sales for the six months ended December 31, 2003 decreased $4.3 million to $221.9 million from the same period in 2002. The decrease in net sales during the six month period was due primarily to lower selling prices for cotton-based products.

         Sales price increases and decreases for cotton based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers fell over the last year, we reduced our sales prices. The selling prices for our cotton-based products decreased by approximately 6.1% for the three months and 6.6% for the six months ended December 31, 2003 from the same periods in 2002.

         Market supply constraints, coupled with a weakening U.S. dollar and higher energy costs, provided the basis for us to increase our list prices of certain wood pulps by $40 - $50 per metric ton effective April 1, 2003. The higher prices were partially implemented during the fiscal fourth quarter of 2003. The full impact of dissolving wood price increases will not be felt until calendar 2004 when we renew our calendar year supply agreements.

         Operating income for the three months ended December 31, 2003 was $2.8 million (2.4% of net sales) compared to $12.7 million (11.2% of net sales) for the same period in 2002, a decrease of $9.9 million. Operating income for the six months ended December 31, 2003 was $13.1 million (5.9% of net sales) compared to $24.4 million (10.8% of net sales) for the same period in 2002. The decrease in operating income, for both the three and six month periods, was the result of several additional charges related to unusual events and special situations discussed below:

- Lenzing Fibers, a specialty fibers customer which owes us $3.7 million, filed for Chapter 11 reorganization bankruptcy during the three months ending December 31, 2003. Based on an evaluation of the potential to recover this debt from our customer, we established a reserve of $3.2 million. The reserve represents our best estimate at this time for the amounts we may not recover as a result of this customer's bankruptcy.

- We incurred high manufacturing costs and reduced production at both our Perry, Florida wood pulp mill and our Memphis, Tennessee cotton cellulose facility. The poor operating results were related to maintenance work completed in October at each location. The Perry, Florida plant had difficulty reestablishing stable operations following the maintenance shutdown, and the Memphis plant was impacted by the startup of new equipment and processes associated with the production of paper grade products previously produced at the recently closed Lumberton cotton cellulose plant. Although both plants have now returned to normal operations, the reliability issues resulted in low production and increased manufacturing costs for the three months ending December 31, 2003.

- On October 21, 2003, the union at our Perry, Florida plant, ratified a new labor agreement effective through March 31, 2008. The agreement included a one-time retroactive payment of approximately $0.8 million.

         The decrease in operating income during the three and six month periods ending December 31, 2003 was also the result of the continued strengthening of the Euro as discussed previously under the operating income section of this discussion and analysis. All of these decreases were partially offset by a more favorable specialty wood fiber sales mix, higher fluff pulp prices, and operating the Americana, Brazil facility for the entire six months in 2003.

Nonwoven materials

         Net sales for the three months ended December 31, 2003 were $51.2 million compared to $45.9 million in the same period in 2002, an increase of $5.3 million or 11.5%. Net sales for the six months ended December 31, 2003 were $104.4 million compared to $93.2 million in the same period in 2002, an increase of $11.2 million or 12.0%. The increases in net sales were primarily due to an increase in shipments and strengthening of the Euro versus the U.S. dollar during both periods.

         Nonwoven materials operating income for the three months ended December 31, 2003 was $1.1 million (2.1% of net sales) compared to $0.3 million (0.7% of net sales) during the same period in 2002, an improvement of $0.8 million. Operating income for the six months ended December 31, 2003 was $3.6 million compared to $0.8 million during the same period in 2002, an improvement of $2.8 million. Our increase in operating income is reflective of improvements in reliability, cost reductions, changes in product mix and increased volume during the three and six months ended December 31, 2003.

Restructuring costs

         During fiscal 2003 we initiated the first phase of our restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. This phase of the program continued into fiscal 2004. During the six months ended December 31, 2003, additional expenses of $0.8 million were recorded and $2.1 million were paid for this phase of the program. These additional expenses included $0.6 million for miscellaneous costs associated with the partial closure of the Lumberton facility. While we ceased producing cotton cellulose at our Lumberton facility at the end of August 2003, we are still continuing to supply some of our cotton-based specialty fiber customers with product previously produced at Lumberton. We estimate the remaining expenses for this phase of the restructuring program to be approximately $0.2 million, which we expect to be recognized and paid in calendar year 2004.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program designed to deliver cost reductions through reduced overhead expenses across the company. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003. This phase of the program is expected to enable us to improve our operating results by approximately $6.0 million annually through reduced salaries, benefits, other employee related expenses and operating expenses. As a result of the reorganization, approximately 50 positions will be eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. Voluntary and involuntary termination benefits related to this phase of the program of $2.9 million were expensed and $0.4 million were paid during the six months ended December 31, 2003. We expect payments related to this phase of the restructuring program to continue throughout fiscal 2004. The total cost of this phase of the restructuring program is estimated to be approximately $3.1 million in fiscal 2004.

Impairment costs

         During the second quarter, we fully impaired engineering costs and capitalized interest for a long delayed project at our Perry, Florida wood pulp mill. Based on the significant length of time before the project would be initiated we determined that the engineering work had no remaining value and was fully impaired. The carrying value of the asset was $0.9 million.

Net interest expense and amortization of debt costs

         We incurred net interest expense and amortization of debt costs of $12.5 million for the three months ended December 31, 2003 compared to $11.7 million for the same period in 2002. This increase of $0.8 million was primarily due to additional interest expense incurred during the first 22 days of October when both the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 were outstanding.

         Net interest expense and amortization of debt costs were $23.7 million for the six months ended December 31, 2003 compared to $23.8 million for the same period in the prior year. The consistency is the result of several offsetting factors. Lower interest rates and average debt levels during the six months ending December 31, 2003 offset both the negative impact of the termination of the swap and the additional interest expense of holding the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 concurrently for 30 days during the first six months of fiscal 2004.

Loss on early extinguishment of debt

         During the first quarter of fiscal 2004, $3.3 million was expensed related to the early extinguishment of the $150 million senior subordinated notes due 2005. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs. During the three months ending December 31, 2003, $1.6 million was expensed related to the write-off of the deferred financing costs of the former revolving credit facility. The total expense related to the early extinguishment of debt for the six months ending December 31, 2003 was $4.9 million.

Foreign exchange, amortization of intangibles and other

         Foreign exchange, amortization of intangibles and other for the three months ended December 31, 2003 and 2002 were $1.1 million and $0.9 million, respectively. Foreign exchange, amortization of intangibles and other for the six months ended December 31, 2003 and 2002 were $1.6 million and $1.0 million, respectively. The $0.6 million unfavorable variance for the six month period was due primarily to a $1.8 million shift from foreign currency gains in fiscal 2003 to foreign currency losses in fiscal 2004. This was partially offset by the absence of expenses related to the settlement of a lawsuit and the negative impact of a natural gas forward contract recognized during the first quarter of fiscal 2003.

Financial Condition

Cash flow

         Cash flow provided by operating activities of $27.9 million for the six months ended December 31, 2003 was $12.3 million higher than the same period in the prior year. This improved cash flow was primarily due to a larger reduction in accounts receivable in 2003 versus the same period in 2002 and reductions in inventory partially offset by lower earnings. Approximately $10.0 million of the accounts receivable decrease was a permanent reduction due to a change in our cash management strategy, as we began discounting large letters of credit, enabling us to reduce our debt and interest costs.

         Cash provided from operations and cash on hand financed capital expenditures of $21.2 million and were used to make debt payments net of issuance proceeds of $35.4 million during the six months ended December 31, 2003. The $10.0 million increase in capital expenditures versus the same period in 2002 is primarily attributable to capital expenditures at our Memphis, Tennessee facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility and the maintenance shutdown at the Perry, Florida plant during calendar 2003.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our June 30, 2003 Form 10-K other than those changes in long-term debt discussed in the liquidity section which follows.

Liquidity and capital resources

         We have the following major sources of financing: revolving credit facility, senior notes and senior subordinated notes. Our revolving credit facility, senior notes and senior subordinated notes contain various covenants. At December 31, 2003, we were in compliance with such covenants and believe we will remain in compliance throughout fiscal year 2004.

         Senior notes - On September 22, 2003 we placed privately $200 million in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005, make a permanent reduction of $40 million to our revolving credit facility and pay the related transaction costs. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003 we completed our offer to exchange these privately placed unregistered senior notes for debt securities of like principal amount that have been registered under the Securities Act of 1933, as amended.

         We incurred an additional $1.1 million of interest expense associated with maintaining the 2005 notes through the call period. Of the $1.1 million, we expensed $0.3 million during the first three months of fiscal 2004 and recorded the remaining $0.8 million during the three months ending December 31, 2003. The total costs for the issuance of these notes are estimated at $5.4 million and will be amortized over the life of the notes using the effective interest method.

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio" debt or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge cover ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our notes due in 2008 (2008 notes) to amend this indenture to conform certain provisions of the 2008 notes to the provisions in our notes due in 2010 and to current market practice. This amendment allowed us to refinance our revolving credit facility (discussed later in this note) while we are still limited to Permitted Indebtedness as defined in the indentures.

         Under each of these indentures, the fixed charge coverage ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under indentures governing the senior notes and the senior subordinated notes.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. The swap agreement settled quarterly. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4.0 million as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. During the three months ended December 31, 2003 and 2002, the swap reduced the Company's interest expense by $0.3 million and $1.1 million, respectively and will continue to reduce interest expense by $0.1 million per quarter through the amortization period of the termination fee. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6.1 million at June 30, 2003.

         Revolving credit facility - We amended our revolving credit facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. Additionally, this amendment authorized the issuance of $200 million of senior notes (to refinance our $150 million of senior subordinated notes due in 2005) and required a permanent reduction in the credit facility of $40 million.

         On November 5, 2003, we established a $220 million senior secured credit facility, comprised of a $70 million revolving credit facility (the revolver) maturing on September 15, 2008 and a $150 million term loan (the term loan) maturing on October 15, 2010. This facility amends and restates our existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated EBITDA, minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures.

         As of December 31, 2003 we had $55.2 million available on the revolving credit facility. Total costs for the issuance of the new facility are estimated at $3.4 million and will be amortized using the effective interest method over the life of the facility. During the three months ending December 31, 2003, $1.6 million was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the revolving credit facility.

         Other credit facilities - On December 5, 2003 we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16.0 million (U.S. $12.4 million equivalent based on exchange rates in effect at December 31, 2003). As of December 31, 2003, we had Canadian $10.3 million (U.S. $8.0 million equivalent) outstanding on this facility. Availability on this facility is incorporated in the availability of our revolving credit facility previously discussed. All other terms and conditions remained the same. We intend to refinance this facility with available long-term credit facilities and, therefore, have included the balance in long-term debt.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         During the six months ending December 31, 2003, there have been no material changes to our market risk except for the interest rate implications caused by the changes in our debt structure. Our amended and restated revolving credit facility improved our variable interest rates by over 1.0%. We also fixed an additional $50 million of debt at 8.5% which was previously variable rate debt. In addition, the early termination of the swap fixed $100 million of debt at 8.0% that under the swap was effectively variable debt.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2003 of our disclosure controls and procedures, as such term is defined under Rule 13-a14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 6, 2003 we held our Annual Meeting of Stockholders. At the meeting, Red Cavaney and David B. Ferraro were each re-elected as Class II directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Cavaney, 34,186,528 votes were cast in favor and 794,944 votes were withheld. For Mr. Ferraro, 28,932,581 votes were cast in favor and 6,048,891 were withheld.

         Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Robert E. Cannon, Red Cavaney, David B. Ferraro,
Henry F. Frigon, and Samuel M. Mencoff.

         The stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors. 34,540,406 votes were cast in favor of the ratification, 436,152 were cast against and 4,914 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits

         31.1   Certification of Chief Executive Officer, as Adopted Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on January 30, 2004.
         31.2   Certification of Chief Financial Officer, as Adopted Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. on January 30, 2004.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on January 30, 2004.
         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. on January 30, 2004.

(b) Reports on Form 8-K
         During the three months ended December 31, 2003, the following reports were filed on Form 8-K:
         - Report dated October 2, 2003 announcing the conference call regarding operating results for the quarter ended September 30, 2003.
         - Report dated October 20, 2003 announcing the press release regarding the results of operations for the quarter ended September 30, 2003.
         - Report dated October 21, 2003 replacing the corresponding Supplemental Financial Data schedule included in the press release dated October 20, 2003.
         - Report dated December 16, 2003 announcing the press release regarding the estimated loss of 27 - 30 cents per share for the quarter ending December 31, 2003.

 (c) Items 1, 2, 3, and 5 are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.



By: /S/ DAVID B. FERRARO
    -------------------------
David B. Ferraro, Chief Executive Officer

Date: January 30, 2004




By:  /S/ KRISTOPHER J. MATULA
     -------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: January 30, 2004