Form 10-Q
period 2004-03-31
BUCKEYE TECHNOLOGIES INC
filed 2004-04-29
CIK 899597

================================================================================


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

                  For the quarterly period ended March 31, 2004

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

As of April 26, 2004, there were outstanding 37,172,508 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------

ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION
  1. Financial Statements:
         Condensed  Consolidated  Statements of Operations  for the Three and Nine Months Ended
            March 31, 2004 and 2003......................................................................    3
         Condensed Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003....................    4
         Condensed  Consolidated  Statements  of Cash Flows for the Three and Nine Months Ended
            March 31, 2004 and 2003......................................................................    5
         Notes to Condensed Consolidated Financial Statements............................................    6
  2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........   19
  3.     Quantitative and Qualitative Disclosures About Market Risk......................................   27
  4.     Controls and Procedures.........................................................................   27

                           PART II - OTHER INFORMATION
  6.     Exhibits and Reports on Form 8-K................................................................   28

                                  SIGNATURES                                                                29

Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                  Three Months Ended                Nine Months Ended
                                                                       March 31                         March 31
                                                             ------------------------------    ----------------------------
                                                                 2004             2003             2004          2003
                                                             ------------------------------    ----------------------------
Net sales..............................................         $172,761        $163,497          $488,871     $473,068
Cost of goods sold.....................................          151,031         143,224           437,419      410,619
                                                             ------------------------------    ----------------------------
Gross margin...........................................           21,730          20,273            51,452       62,449
Selling, research and administrative expenses..........            9,445           9,573            31,985       27,353
Impairment of long-lived assets........................           43,891          29,746            44,833       29,746
Restructuring costs....................................              143               -             3,872            -
                                                             ------------------------------    ----------------------------

Operating income (loss)................................          (31,749)         (19,046)         (29,238)       5,350

Net interest expense and amortization of debt costs....           11,369          11,433            35,056       35,242
Loss on early extinguishment of debt...................                -               -             4,940            -
Foreign exchange, amortization of intangibles and other              149           1,163             1,703        2,181
                                                             ------------------------------    ----------------------------
Loss before income taxes and cumulative effect of
   change in accounting................................          (43,267)        (31,642)          (70,937)     (32,073)
Income tax benefit.....................................          (15,762)         (11,888)         (25,617)     (12,340)
                                                             ------------------------------    ----------------------------
Loss before cumulative effect of change in accounting..          (27,505)        (19,754)          (45,320)     (19,733)
Cumulative effect of change in accounting
    (net of tax of $3,359).............................                -               -             5,720            -
                                                             ------------------------------    ----------------------------
Net loss...............................................         $(27,505)      $ (19,754)         $(39,600)    $(19,733)
                                                             ==============================    ============================

Loss per share before cumulative effect of
        change in accounting
             Basic loss per share......................           $(0.74)       $  (0.53)           $ (1.22)    $ (0.53)
             Diluted loss per share....................           $(0.74)       $  (0.53)           $ (1.22)    $ (0.53)
Cumulative effect of change in accounting
             Basic loss per share                                   $   -         $    -            $  0.15     $     -
             Diluted loss per share                                 $   -         $    -            $  0.15     $     -
Loss per share
            Basic loss per share.......................          $ (0.74)       $  (0.53)           $(1.07)     $ (0.53)
            Diluted loss per share.....................          $ (0.74)       $  (0.53)           $(1.07)     $ (0.53)

Weighted average shares for basic earnings per share...           37,080          36,973            37,021       36,963
Effect of dilutive stock options.......................                -               -                 -            -
                                                             ------------------------------    ----------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................           37,080          36,973            37,021        36,963
                                                             ==============================    ============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            March 31                June 30
                                                                               2004                   2003
                                                                          -----------------------------------
                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents....................................            $21,066               $ 49,977
     Cash, restricted.............................................                  -                  3,375
     Accounts receivable, net.....................................             113,713               126,283
     Inventories..................................................             113,073               136,705
     Deferred income taxes and other..............................              31,782                26,307
                                                                          -----------------------------------
              Total current assets................................             279,634               342,647

Property, plant and equipment.....................................             882,258               909,733
Less accumulated depreciation.....................................            (336,550)             (315,595)
                                                                          -----------------------------------
                                                                               545,708               594,138
Goodwill, net.....................................................             132,980               129,631
Intellectual property and other, net..............................              42,127                44,239
                                                                          -----------------------------------
              Total assets........................................          $1,000,449            $1,110,655
                                                                          ===================================

Liabilities and stockholders' equity Current liabilities:
     Trade accounts payable.......................................            $ 24,858              $ 37,007
     Accrued expenses.............................................              45,252                48,360
     Current portion of capital lease obligations.................                 620                   583
     Current portion of long-term debt............................               1,500                41,718
                                                                          -----------------------------------
              Total current liabilities...........................              72,230               127,668

     Long-term debt...............................................             609,957               619,474
     Deferred income taxes........................................              63,793                79,498
     Capital lease obligations....................................               2,231                 2,700
     Other liabilities............................................              19,769                19,431
Stockholders' equity..............................................             232,469               261,884
                                                                          -----------------------------------
                   Total liabilities and stockholders' equity.....          $1,000,449            $1,110,655
                                                                          ===================================


                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                    March 31
                                                                     ------------------------------------

                                                                              2004               2003
                                                                     ------------------------------------
Operating activities
Net loss..........................................................        $ (39,600)          $(19,733)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
       Cumulative effect of change in accounting..................           (5,720)                 -
       Impairment of long-lived assets............................           44,833             29,746
       Depreciation...............................................           34,796             34,920
       Amortization ..............................................            3,335              4,246
       Loss on early extinguishment of debt.......................            4,940                  -
       Deferred income taxes and other............................          (11,943)            (3,868)
       Changes in operating assets and liabilities:
           Accounts receivable....................................           11,077            (26,822)
           Inventories............................................           24,560              6,098
           Other assets...........................................           (6,968)            14,404
           Accounts payable and other current liabilities.........          (11,234)             2,778
                                                                     ------------------------------------
Net cash provided by operating activities.........................           48,076             41,769

Investing activities
Purchases of property, plant and equipment........................          (26,457)           (19,272)
Redemption of short-term investments..............................                -              3,863
Other.............................................................             (403)              (748)
                                                                     ------------------------------------
Net cash used in investing activities.............................          (26,860)           (16,157)

Financing activities
Proceeds from exercise of stock options...........................            1,062                  -
Net payments under revolving lines of credit......................         (221,818)            (19,923)
Issuance of long term debt........................................          350,000                   -
Payments for debt issuance costs..................................           (9,102)               (671)
Payments related to early extinguishment of debt..................           (2,115)                  -
Proceeds from termination of swap.................................            4,000                   -
Payments on long-term debt and other..............................         (173,182)            (22,400)
                                                                     ------------------------------------
Net cash used in financing activities.............................          (51,155)            (42,994)
Effect of foreign currency rate fluctuations on cash..............            1,028               1,057
                                                                     ------------------------------------
Decrease in cash and cash equivalents.............................          (28,911)            (16,325)
Cash and cash equivalents at beginning of period..................           49,977              56,006
                                                                     ------------------------------------
Cash and cash equivalents at end of period........................        $  21,066            $ 39,681
                                                                     ====================================


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)
NOTE A-- BASIS OF PRESENTATION
         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2004 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.


NOTE B-- CHANGE IN ACCOUNTING

         Through June 30, 2003, we accounted for major planned maintenance activities at our specialty fiber plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed maintenance costs as incurred.
         During the three months ended March 31, 2004, we reevaluated this critical accounting policy and effective July 1, 2003, changed our method of accounting from the accrue in advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry.
         There is no effect of applying the new method for the three months ended March 31, 2004 and the effect of applying the new method for the nine months ended March 31, 2004 is a decrease in net loss of $349 or $0.01 per share. This decrease in net loss is composed of a profit increase of $9,079 pre-tax ($5,720 net-of-tax reported as a cumulative effect of accounting change), offset by $8,525 in additional cost of goods sold which is the cost of the planned maintenance activity performed less the expense accrued for the six months ended December 31, 2003 for this activity. All of these changes are reflected retroactively in our operating results for the nine months ended March 31, 2004.
         The following table reflects the restated net income for the three months ended September 30, 2003 and December 31, 2003 and for the six months ended December 31, 2003.

                                                                     Three Months                           Six Months
                                                                         Ended                                 Ended
                                                     ---------------------- ----------------------     ---------------------
                                                      September 30, 2003      December 31, 2003         December 31, 2003
                                                     ---------------------- ----------------------     ---------------------
Net loss as reported                                       $ (2,431)           $ (10,013)                    $ (12,444)
Restated net income (loss)                                    3,056              (15,151)                      (12,095)
Diluted earnings (loss) per share as reported                $(0.07)              $(0.27)                       $(0.34)
Restated diluted earnings (loss) per share                    $0.08               $(0.41)                       $(0.33)

                                       6

The following table shows the actual results for the three and nine months ended March 31, 2004 and the pro-forma results for the three and nine months ended March 31, 2003 assuming the new accounting method is applied retroactively.

                                                     Three Months Ended            Nine Months Ended
                                                          March 31                     March 31
                                                     2004          2003           2004            2003
                                                  ------------ ------------- ---------------- -------------
Net income (loss) as reported                      $ (27,505)    $ (19,754)       $ (39,600)    $ (19,733)
Actual/proforma net income (loss)                    (27,505)      (19,419)         (39,600)      (18,729)
Diluted earnings (loss) per share as reported        $ (0.74)      $ (0.53)         $ (1.07)      $ (0.53)
Actual/proforma   diluted  earnings  (loss)  per     $ (0.74)      $ (0.53)         $ (1.07)      $ (0.51)
share

NOTE C-- SEGMENT INFORMATION

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

Three Months Ended                                    Specialty      Nonwoven
March 31                                                Fibers       Materials     Corporate      Total
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Net sales                                     2004         $121.3          $57.3       $(5.8)       $172.8
                                              2003          121.4           49.9        (7.7)        163.6
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Operating income (loss)                       2004           10.9            1.3       (43.9)        (31.7)
                                              2003            9.4            1.5       (29.9)        (19.0)
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Depreciation and amortization of              2004            7.0            4.8         0.9          12.7
    intangibles                               2003            7.5            4.1         1.0          12.6
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Capital expenditures                          2004            4.6            0.6         0.1           5.3
                                              2003            7.2            0.7         0.1           8.0

Nine Months Ended                                     Specialty      Nonwoven
March 31                                                Fibers       Materials     Corporate      Total
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Net sales                                     2004         $343.2         $161.7      $(16.0)       $488.9
                                              2003          347.6          143.1       (17.6)        473.1
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Operating income (loss)                       2004           15.5            5.0       (49.7)        (29.2)
                                              2003           33.8            2.3       (30.7)          5.4
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Depreciation and amortization of              2004           20.6           13.5         2.5          36.6
    intangibles                               2003           22.5           11.7         3.1          37.3
--------------------------------------------- ------ ------------- -------------- ------------ -------------
Capital expenditures                          2004           24.5            1.8         0.2          26.5
                                              2003           16.9            1.9         0.4          19.2

         Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were made to third parties, that is, at current market prices.

NOTE D-- IMPAIRMENT COSTS
         During the three months ended March 31, 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products is growing in the low to mid-single digits, the growth in demand has not been sufficient to fully utilize existing capacity. As such, industry participants have been rationalizing production by taking down time, reducing operating shifts and closing facilities.
         Due to excess production capacity around the globe, we have operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork is higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other manufacturing facilities. We expect production at Cork to cease during the first quarter of fiscal 2005. Closing our Cork facility will reduce our nonwovens capacity by about 10%.
         In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we believe the commitment to discontinue production represented an indicator of impairment and subsequently we evaluated the value of the property, plant, and equipment associated with the Cork facility. Under this guidance, we determined that these long-lived assets, with a carrying amount of $48,359 (net of $6,914 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $5,409, resulting in an impairment charge of $42,950. Fair value was based on the estimated salvage value of the Cork facility as we do not believe the facility can be utilized for its intended purpose and we will eventually abandon the property.
         During the three months ended March 31, 2004, we also impaired certain manufacturing equipment at our Perry, Florida wood pulp facility with a carrying value of $878. The impaired equipment was replaced by an alternative technology that was more cost effective to operate. Due to the limited use for the impaired equipment, there was no remaining value; and, thus the equipment was fully impaired.
         During the quarter ended December 31, 2003, we fully impaired engineering costs and capitalized interest for a long delayed project at our Perry, Florida wood pulp facility. Based on the significant length of time before the project would be initiated, we determined that the engineering work had no remaining value and was fully impaired. The carrying value of the asset was $942.

NOTE E-- RESTRUCTURING COSTS
         During fiscal 2003 we initiated the first phase of our restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. During the nine months ended March 31, 2004, additional expenses of $924 were recorded and $2,529 were paid for this phase of the program. These additional expenses included $693 for miscellaneous costs associated with the partial closure of the Lumberton facility. We estimate the remaining expenses for this phase of the restructuring program to be approximately $100, which we expect to be recognized and paid in calendar year 2004.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, we initially expected approximately 50 positions would be eliminated. During the three months ended March 31, 2004, we expanded this estimate to include an additional 28 positions with an estimated cost of $690. These 78 positions include manufacturing, sales, product development and administrative functions throughout the organization. Voluntary and involuntary termination benefits related to this phase of the program of $2,948 were expensed and $2,285 were paid during the nine months ended March 31, 2004. We expect payments related to this phase of the restructuring program to continue into calendar 2005. The total cost of this phase of the restructuring program is estimated to be approximately $3,660.

         On April 1, 2004 we announced that we will discontinue production of nonwoven materials at our Cork, Ireland facility by August of 2004. We will continue to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7,000 annually and reduce working capital needs by $4,000. The closure of the Cork facility will result in the termination of 83 employees, and we expect restructuring expenses related to the closure to be approximately $3,000 over the remainder of calendar 2004. We expect payments related to this restructuring program will extend through the end of calendar 2004.

         Restructuring expenses are included in "Restructuring Costs" in our condensed consolidated statements of operations. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the nine months ended March 31, 2004.



                                                            Nine Months Ended
                                                              March 31, 2004
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      of                        of          Program        Total
                                       June 30,    Additional    Foreign                  March 31,       Charges      Estimated
                                          2003       Charges     Currency    Payments        2004          to Date      Charges
2002 Restructuring Program
-------------------------------------------------- ------------ ----------- ------------ -------------    ------------------------
    Nonwoven materials                       $ 17        $  -        $   -       $ (17)          $  -         $1,605       $1,605

2003 Restructuring Program-Phase 1
-------------------------------------------------- ------------ ----------- ------------ ------------- -- ----------- ------------
Severance and employee benefits
     Specialty Fibers                       1,437          231           -      (1,666)             2          1,692        1,692
     Nonwoven Materials                        87           -            -         (87)             -             87           87
Other miscellaneous expenses
     Specialty Fibers                           -         693            -        (693)             -            699          800
     Nonwoven Materials                        83           -            -         (83)             -             83           83
                                      ------------ ------------ ----------- ------------ -------------    ----------- ------------
Total 2003 Program-Phase 1                  1,607         924            -      (2,529)             2          2,561        2,662

2003 Restructuring Program-Phase 2
-------------------------------------------------- ------------ ----------- ------------ -------------    ----------- ------------
Severance and employee benefits
   Specialty fibers                             -       1,401           61         (936)          526          1,401        2,101
   Nonwoven materials                           -          39            -          (39)            -             39           39
   Corporate                                    -       1,508           (4)      (1,310)          194          1,508        1,520
                                      ------------ ------------ ----------- ------------ -------------    ----------- ------------
Total 2003 Program-Phase 2                      -       2,948           57       (2,285)          720          2,948        3,660


2004 Restructuring Program
-------------------------------------------------- ------------ ----------- ------------ -------------    ----------- ------------
Nonwoven materials
   Severance and employee
     benefits                                   -           -            -           -              -             -         2,700
   Other miscellaneous expenses                                                                                               300
                                      ------------ ------------ ----------- ------------ ------------- -- ----------- ------------
Total 2004 Program                              -            -           -           -              -             -         3,000
                                      ------------ ------------ ----------- ------------ ------------- -- ----------- ------------

Total All Programs                         $1,624       3,872           57     (4,831)            722         7,114        10,927
                                      ============ ============ =========== ============ =============    =========== ============


NOTE F --  INVENTORIES
         The components of inventory consist of the following:
                                               March 31       June 30
                                                 2004           2003
                                            -----------------------------

     Raw materials.....................        $30,411         $36,827
     Finished goods....................         59,444          75,394
     Storeroom and other supplies......         23,218          24,484
                                            -----------------------------
                                              $113,073        $136,705
                                            =============================


NOTE G -- DEBT

         The components of long-term debt consist of the following:

                                                         March 31     June 30
                                                           2004         2003
                                                      --------------------------
        Senior Notes due:
             2013                                       $200,000        $    -
        Senior Subordinated Notes due:
             2005                                              -       149,816
             2008                                         99,725        99,688
             2010                                        153,188       155,470
        Credit facilities                                151,544       227,315
        Notes payable                                          -        21,903
        Other                                              7,000         7,000
                                                      --------------------------
                                                         611,457       661,192
        Less current portion                               1,500        41,718
                                                      --------------------------
                                                        $609,957      $619,474
                                                      ==========================

         Senior notes - On September 22, 2003, we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes was $5,274 and will be amortized over the life of the senior notes using the effective interest method. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003, we completed our offer to exchange the privately placed unregistered senior notes for debt securities of like principal amount of senior notes that have been registered under the Securities Act of 1933, as amended.

         During the first quarter of fiscal 2004, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge coverage ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

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

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At March 31, 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,738. During the three months ended March 31, 2004 and 2003, the swap reduced our interest expense by $143 and $1,100, respectively and will continue to reduce interest expense through the amortization period of the termination fee. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6,067 at June 30, 2003.

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

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated EBITDA, minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures. At March 31, 2004, we were in compliance with these financial covenants.

         As of March 31, 2004, we had $64,481 borrowing capacity on the revolving credit facility. The portion of this amount that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized using the effective interest method over the life of the facility. During the nine months ending March 31, 2004, $1,640 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the former revolving credit facility.

         Other credit facilities - On December 5, 2003, we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16,000 (U.S. $12,240 equivalent based on exchange rates in effect at March 31, 2004). As of March 31, 2004, we had Canadian $3,000 (U.S. $2,295 equivalent) outstanding on this facility. Availability on this facility is incorporated in, the availability of our revolving credit facility and subject to the same borrowing conditions previously discussed. All other terms and conditions remained the same. We intend to refinance this facility with available long-term credit facilities and, therefore, have included the balance in long-term debt.


NOTE H-- COMPREHENSIVE INCOME (LOSS)
         The components of comprehensive income (loss) consist of the following:

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                         March 31
                                                        ----------------------------    -----------------------------
                                                            2004          2003              2004           2003
                                                        ----------------------------    -----------------------------
                                                              (In thousands)                   (In thousands)
Net income (loss)...............................           $(27,505)      $(19,754)       $(39,600)      $(19,733)
Foreign currency translation adjustments - net..            (13,045)        16,527           9,012         12,657
                                                        ----------------------------    -----------------------------
Comprehensive income (loss).....................           $(40,550)       $(3,227)       $(30,588)      $ (7,076)
                                                        ============================    =============================

         The change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the Euro of $5,318, the Brazilian real of $(255) and the Canadian dollar of $3,949 for the nine months ended March 31, 2004. During the three months ended March 31, 2004, the foreign currency translation adjustment included a reduction of $6,914 as part of the impairment of the Cork, Ireland assets. See Note D - Impairment Costs for further discussion of this impairment.

NOTE I - STOCK-BASED COMPENSATION

         At March 31, 2004, the Company has stock-based compensation plans which we account for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in our statements of operations. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based compensation.



                                                                   Three Months Ended            Nine Months Ended
                                                                        March 31                      March 31
                                                               ---------------------------    -------------------------
                                                                   2004          2003            2004         2003
                                                               ---------------------------    -------------------------
Net loss as reported                                              $(27,505)    $(19,754)        $(39,600)   $(19,733)
Deduct: Total stock-based compensation expense determined
     under fair value based method , net of related tax
     effects                                                          (326)         (643)           (995)      (2,146)
                                                               ---------------------------    -------------------------
     Pro forma net loss                                           $(27,831)     $(20,397)       $(40,595)    $(21,879)
                                                               ===========================    =========================
Basic loss per share:
     As reported                                                   $ (0.74)      $ (0.53)        $ (1.07)     $ (0.53)
     Pro forma                                                     $ (0.75)      $ (0.55)        $ (1.10)     $ (0.59)
Diluted loss per share:
     As reported                                                   $ (0.74)      $ (0.53)        $ (1.07)     $ (0.53)
     Pro forma                                                     $ (0.75)      $ (0.55)        $ (1.10)     $ (0.59)

NOTE J - EMPLOYEE BENEFIT PLANS

         We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. The components of net periodic benefit costs are as follows:


                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                         March 31
                                                        ----------------------------    -----------------------------
                                                            2004          2003              2004           2003
                                                        ----------------------------    -----------------------------
Service cost for benefits earned..................          $188          $165              $565         $495
Interest cost on benefit obligation...............           313           283               939          849
Amortization of unrecognized prior service cost...          (281)         (281)             (844)        (844)
(Gain)/loss.......................................            84            24               251           71
                                                        ----------------------------    -----------------------------
Total cost........................................         $ 304          $191              $911         $571
                                                        ============================    =============================

         In accordance with Financial Staff Position No. FAS 1601-1 (FSP 106-1), the impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) has not been recognized in the consolidated Financial Statements as of March 31, 2004. Authoritative guidance on the accounting for the federal subsidy in the Act is pending on guidance that, when issued, could require us to change previously reported information.

NOTE K - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Net sales                                               $22,672         $95,241        $61,164          $(6,316)       $172,761
Cost of goods sold                                       17,518          82,292         57.503           (6,282)        151,031
                                                  --------------- --------------- -------------- ---------------- ---------------
Gross margin                                              5,154          12,949          3,661              (34)         21,730

Selling, research and administrative expenses             2,326           4,741          2,378                -           9,445
Restructuring and impairment costs                          (96)          1,082         43,048                -          44,034
                                                  --------------- --------------- -------------- ---------------- ---------------

Operating income (loss)                                   2,924           7,126        (41,765)             (34)        (31,749)

Other income (expense):
    Net interest expense and
      amortization of debt                              (11,411)            (77)           119                -         (11,369)
    Other income/(expense), including equity
       income in affiliates                             (36,932)           (547)           441           36,889            (149)
    Intercompany interest income/(expense)                8,420          (6,402)        (2,018)               -               -
                                                  --------------- --------------- -------------- ---------------- ---------------

Income/(loss) before income taxes                       (36,999)            100        (43,223)          36,855         (43,267)

Income tax expense/(benefit)                             (9,494)         (3,640)       (14,938)          12,310         (15,762)
                                                  --------------- --------------- -------------- ---------------- ---------------

Net income (loss)                                      $(27,505)         $3,740       $(28,285)         $24,545        $(27,505)
                                                  =============== =============== ============== ================ ===============


STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Net sales                                               $19,727         $99,665        $53,377          $(9,272)       $163,497
Cost of goods sold                                       15,823          89,247         47,548           (9,394)        143,224
                                                  --------------- --------------- -------------- ---------------- ---------------
Gross margin                                              3,904          10,418          5,829              122          20,273

Selling, research and administrative expenses             2,441           5,220          1,912                -           9,573
Restructuring and impairment costs                          406          29,340              -                -          29,746
                                                  --------------- --------------- -------------- ---------------- ---------------

Operating income (loss)                                   1,057         (24,142)         3,917              122         (19,046)

Other income (expense):
    Net interest expense and
      amortization of debt                              (10,749)          1,555         (2,239)               -         (11,433)
    Other income/(expense), including equity
       income in affiliates                             (35,225)            127         (2,111)          36,046          (1,163)
    Intercompany interest income/(expense)                6,515          (6,233)          (282)               -               -
    Intercompany miscellaneous
      income/(expense)                                     (332)           (791)         1,123                -               -
                                                  --------------- --------------- -------------- ---------------- ---------------

Income/(loss) before income taxes                       (38,734)        (29,484)           408           36,168         (31,642)

Income tax expense/(benefit)                            (18,980)        (10,631)             -           17,723         (11,888)
                                                  --------------- --------------- -------------- ---------------- ---------------

Net income (loss)                                      $(19,754)       $(18,853)          $408          $18,445        $(19,754)
                                                  =============== =============== ============== ================ ===============

STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Net sales                                               $63,657        $277,295       $168,091         $(20,172)       $488,871
Cost of goods sold                                       51,090         251,289        154,607          (19,567)        437,419
                                                  --------------- --------------- -------------- ---------------- ---------------
Gross margin                                             12,567          26,006         13,484             (605)         51,452

Selling, research and administrative expenses            10,987          14,256          6,742                -          31,985
Restructuring and impairment costs                        1,589           3,489         43,627                -          48,705
                                                  --------------- --------------- -------------- ---------------- ---------------

Operating income (loss)                                      (9)          8,261        (36,885)            (605)        (29,238)

Other income (expense):
    Net interest expense and
      amortization of debt                              (34,182)           (243)          (631)               -         (35,056)
    Other income/(expense), including equity
       income in affiliates                             (50,041)         (1,430)           (128)         44,956          (6,643)
    Intercompany interest income/(expense)               24,220         (17,403)        (6,817)               -               -
    Intercompany miscellaneous
      income/(expense)                                     (446)           (950)         1,396                -               -
                                                  --------------- --------------- -------------- ---------------- ---------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting             (60,458)        (11,765)       (43,065)          44,351         (70,937)

Income tax expense/(benefit)                            (20,858)         (5,289)       (14,771)          15,301         (25,617)
                                                  --------------- --------------- -------------- ---------------- ---------------
Income/(loss) before cumulative effect
  of change in accounting                               (39,600)         (6,476)       (28,294)          29,050         (45,320)
Cumulative effect of change in
  accounting (net of tax)                                     -           5,720              -                -           5,720
                                                  --------------- --------------- -------------- ---------------- ---------------

Net income (loss)                                      $(39,600)         $ (756)      $(28,294)         $29,050        $(39,600)
                                                  =============== =============== ============== ================ ===============

STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Net sales                                               $62,440        $283,551       $146,897         $(19,820)       $473,068
Cost of goods sold                                       48,303         252,713        128,610          (19,007)        410,619
                                                  --------------- --------------- -------------- ---------------- ---------------
Gross margin                                             14,137          30,838         18,287             (813)         62,449

Selling, research and administrative expenses             6,562          15,374          5,417                -          27,353
Restructuring and impairment costs                          406          29,340              -                -          29,746
                                                  --------------- --------------- -------------- ---------------- ---------------

Operating income (loss)                                   7,169         (13,876)        12,870             (813)          5,350

Other income (expense):
Net interest expense and
      amortization of debt                              (32,624)           1,360        (3,978)               -         (35,242)
    Other income/(expense), including equity
       income in affiliates                             (26,341)         (1,856)           792            25,224         (2,181)
    Intercompany interest income/(expense)               21,378         (16,457)        (4,921)               -               -
    Intercompany miscellaneous
      income/(expense)                                   (1,104)         (2,603)         3,707                -               -
                                                  --------------- --------------- -------------- ---------------- ---------------

Income/(loss) before income taxes                       (31,522)        (33,432)         8,470            24,411        (32,073)

Income tax expense/(benefit)                            (11,789)        (12,408)         2,727             9,130        (12,340)
                                                  --------------- --------------- -------------- ---------------- ---------------

Net income (loss)                                      $(19,733)       $(21,024)        $5,743           $15,282       $(19,773)
                                                  =============== =============== ============== ================ ===============

BALANCE SHEETS
As of March 31, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Assets
Current assets
  Cash and cash equivalents                             $12,201          $  420        $ 8,445          $     -       $  21,066
  Accounts receivable, net                               12,038          61,645         40,030                -         113,713
  Inventories                                            22,366          53,457         37,685             (435)        113,073
  Other current assets                                   16,680          18,868         (3,766)               -          31,782
  Intercompany accounts receivable                        2,036           2,378          5,941           (10,355)             -
                                                  --------------- --------------- -------------- ---------------- ---------------
Total current assets                                     65,321         136,768         88,335          (10,790)        279,634

Property, plant and equipment, net                       55,002         350,000        140,706                -         545,708
Goodwill and intangibles, net                            21,024          55,774         85,960                -         162,758
Intercompany notes receivable                           370,780               -              -         (370,780)              -
Other assets, including investment in
   subsidiaries                                         294,284         329,998        114,904          (726,837)        12,349
                                                  --------------- --------------- -------------- ---------------- ---------------
Total assets                                           $806,411        $872,540       $429,905      $(1,108,407)     $1,000,449
                                                  =============== =============== ============== ================ ===============

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 4,893         $14,627        $ 5,338          $     -        $ 24,858
  Other current liabilities                              22,659          15,052          9,662               (1)         47,372
  Intercompany accounts payable                               -               -         10,355          (10,355)              -
                                                  --------------- --------------- -------------- ---------------- ---------------
Total current liabilities                                27,552          29,679         25,355          (10,356)         72,230

Long-term debt                                          605,662           2,000          2,295                -         609,957
Deferred income taxes                                   (22,679)         67,671         18,801                -          63,793
Other long-term liabilities                               5,693          15,088          1,219                -          22,000
Intercompany notes payable                                    -         235,068        135,712         (370,780)              -
Stockholders'/invested equity                           190,183         523,034        246,523         (727,271)        232,469
                                                  --------------- --------------- -------------- ---------------- ---------------
Total liabilities and stockholders' equity             $806,411        $872,540       $429,905      $(1,108,407)     $1,000,449
                                                  =============== =============== ============== ================ ===============

BALANCE SHEETS
As of June 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  --------------- --------------- -------------- ---------------- ---------------
Assets
Current assets
  Cash and cash equivalents                             $26,075         $ 4,349        $19,553          $     -        $ 49,977
  Restricted cash and short-term investments                  -               -          3,375                -           3,375
  Accounts receivable, net                                6,672          42,657         76,954                -         126,283
  Inventories                                            28,711          61,532         46,291              171         136,705
  Other current assets                                    9,573          18,913         (2,179)               -          26,307
  Intercompany accounts receivable                        9,553               -              -           (9,553)              -
                                                  --------------- --------------- -------------- ---------------- ---------------
Total current assets                                     80,584         127,451        143,994           (9,382)        342,647

Property, plant and equipment, net                       51,753         354,057        188,328                -         594,138
Goodwill and intangibles, net                             3,698          56,575        100,036                -         160,309
Intercompany notes receivable                           379,941               -              -         (379,941)              -
Other assets, including investment in
   subsidiaries                                         337,654         279,717        107,625          (711,435)        13,561
                                                  --------------- --------------- -------------- ---------------- ---------------
Total assets                                           $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  =============== =============== ============== ================ ===============

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 6,153         $20,659        $10,195          $     -        $ 37,007
  Other current liabilities                              12,553          25,978         52,129                1          90,661
  Intercompany accounts payable                               -           1,710          7,843           (9,553)              -
                                                  --------------- --------------- -------------- ---------------- ---------------
Total current liabilities                                18,706          48,347         70,167           (9,552)        127,668

Long-term debt                                          617,474           2,000              -                -         619,474
Deferred income taxes                                    (6,320)         67,671         18,147                -          79,498
Other long-term liabilities                               5,543          15,387          1,201                -          22,131
Intercompany notes payable                                    -         211,392        168,549         (379,941)              -
Stockholders'/invested equity                           218,227         473,003        281,919         (711,265)        261,884
                                                  --------------- --------------- -------------- ---------------- ---------------
Total liabilities and stockholders' equity             $853,630        $817,800       $539,983      $(1,100,758)     $1,110,655
                                                  =============== =============== ============== ================ ===============

STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  --------------- --------------- -------------- ----------------
Net cash provided by (used in) operations              $  (650)        $(8,347)      $ 57,073         $ 48,076

Investing activities:
Purchases of property, plant and equipment              (6,356)        (18,419)        (1,682)         (26,457)
Other                                                        -            (406)             3             (403)
                                                  --------------- --------------- -------------- ----------------
Net cash used in investing activities                   (6,356)        (18,825)        (1,679)         (26,860)

Financing activities
Net payments under revolving line of credit           (209,125)              -        (12,693)        (221,818)
Payments for debt issuance and
    extinguishment                                      (9,102)              -              -           (9,102)
Net issuance of  (payments on) long-term
    debt and other                                     211,359          23,243        (54,837)         179,765
                                                  --------------- --------------- -------------- ----------------
Net cash provided by (used in)
     financing activities                               (6,868)         23,243        (67,530)         (51,155)

Effect of foreign currency rate fluctuations
     on cash                                                 -               -          1,028            1,028

Decrease in cash and cash equivalents                  (13,874)         (3,929)       (11,108)         (28,911)
Cash and cash equivalents at beginning
     of period                                          26,075           4,349         19,553           49,977
                                                  --------------- --------------- -------------- ----------------
Cash and cash equivalents at end of period             $12,201           $ 420         $8,445         $ 21,066
                                                  =============== =============== ============== ================

STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  --------------- --------------- -------------- ----------------
Net cash provided by operations                         $ 7,948        $26,617          $7,204        $ 41,769

Investing activities:
Purchases of property, plant and equipment               (1,575)       (15,345)         (2,352)        (19,272)
Redemptions of short term investments                     3,863              -               -           3,863
Other                                                         -           (802)             54            (748)
                                                  --------------- --------------- -------------- ----------------
Net cash used in investing activities                     2,288        (16,147)         (2,298)        (16,157)

Financing activities
Net borrowings (payments) under revolving
    lines of credit                                     (19,923)             -              -          (19,923)
Payments for debt issuance costs                           (256)             -            (415)           (671)
Net issuance of  (payments on) long-term
    debt and other                                      (10,020)       (10,680)         (1,700)        (22,400)
                                                  --------------- --------------- -------------- ----------------
Net cash provided by (used in) financing
     Activities                                         (30,199)       (10,680)         (2,115)        (42,994)

Effect of foreign currency rate fluctuations
     on cash                                                  -            (19)          1,076           1,057

Increase (decrease) in cash and cash
     equivalents                                        (19,963)          (229)          3,867         (16,325)
Cash and cash equivalents at beginning
     of period                                           36,443          1,358          18,205          56,006
                                                  --------------- --------------- -------------- ----------------
Cash and cash equivalents at end of period             $ 16,480         $1,129        $ 22,072        $ 39,681
                                                  =============== =============== ============== ================


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

         Through June 30, 2003, we accounted for major planned maintenance activities for our specialty fiber plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed those costs as incurred.

         During the three months ended March 31, 2004, we reevaluated this critical accounting policy and effective July 1, 2003 changed our method of accounting from the accrue in advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry.

         There is no effect of applying the new method for the three months ended March 31, 2004 and the effect of applying the new method for the nine months ended March 31, 2004 is a decrease in net loss of $0.3 million. This decrease in net loss is composed of a before tax profit increase of $9.1 million ($5.7 million net-of-tax, reported as a cumulative effect of accounting change), offset by $8.5 million in additional cost of goods sold which is the cost of the planned maintenance activity performed less the expense accrued for the six months ended December 31, 2003 for this activity. All of these changes are reflected retroactively in the operating results for the nine months ended March 31, 2004.

         For the nine months ended March 31, 2004 we spent $9.6 million on major planned maintenance costs related to the Perry, Florida plant which are reflected in cost of goods sold for the period. Although we are not certain as to the timing or future costs, we believe that we will incur similar planned maintenance costs over similar time intervals on a going basis.

         For a full description of our critical accounting policies, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report on Form 10-K.

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

         The following discussion includes a comparison of the results of operations for the three and nine months ended March 31, 2004 to the three and nine months ended March 31, 2003.

Overview

         In early April 2004, we announced the closure of our Cork, Ireland nonwoven materials facility. During the three months ended March 31, 2004, the Board of Directors approved the closure which resulted in an impairment charge of $27.9 million after tax during the quarter. Total restructuring and impairment charges for the three months ending March 31, 2004 were $28.6 million after tax; and net loss for the three months was $27.5 million (74 cents per share). During the same period in 2003, we incurred $19.3 million after tax in restructuring and impairment charges relating to the partial closure of the Lumberton, North Carolina cotton linter pulp plant and reported net loss of $19.7 million (53 cents per share).

Total net sales and operating loss
(millions)

                                     Three Months Ended                      Nine Months Ended
------------------------------------------------------------------------------------------------------------
                          March 31,    March 31,                    March 31,    March 31,
                            2004          2003        Change          2004          2003         Change
------------------------------------------------------------------------------------------------------------
Net sales                  $172.8        $163.5         $9.3         $488.9        $473.1          $15.8
Operating income
  (loss)                    (31.7)        (19.0)       (12.7)         (29.2)          5.4          (34.6)

         Net sales for the three months ended March 31, 2004 increased 5.7%. Net sales for the nine months ended March 31, 2004 increased 3.3%. Growth in sales of our nonwoven materials was responsible for the majority of the sales improvements in both the three and nine month periods. This is discussed further in the analysis of segment results.

         Operating income (loss) for the three months ended March 31, 2004 decreased $12.7 million to a loss of $31.7 million. Operating income (loss) for the nine months ending March 31, 2004 decreased $34.6 million from the same period in 2003. These decreases in operating performance were the result of several factors. The largest impact was additional impairment and restructuring charges of $48.7 million. These impairment and restructuring charges are discussed in more detail later in this discussion and analysis as well as in the related notes to the interim financial statements.

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

Specialty fibers


($ millions)                                 Three Months Ended                       Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
                                    March 31,      March 31,    Change      March 31,    March 31,      Change
                                      2004           2003                     2004         2003
-------------------------------------------------------------------------------------------------------------------
Net sales                           $121.3          $121.4      $(0.1)       $343.2       $347.6        $(4.4)
Operating income                      10.9             9.4        1.5          15.5         33.8        (18.3)
Operating income as % of sales         9.0%            7.7%                     4.5%         9.7%


         Net sales for the three months ended March 31, 2004 were down 0.1% from the same period the previous year. These consistent results are the combination of increased selling prices of product produced at our Perry, Florida wood pulp facility, offset by lower wood pulp volumes and lower selling prices for cotton-based products. Net sales for the nine months ended March 31, 2004 decreased 1.3% from the same period in 2003. The decrease in net sales during the nine month period was due primarily to lower selling prices for our cotton-based products.

         Sales price increases and decreases for cotton-based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers fell over the last year, we reduced our sales prices. The selling prices for our cotton-based products decreased by approximately 1.7% for the three months and 5.0% for the nine months ended March 31, 2004 from the same periods in 2003.

         Market supply constraints, coupled with a weakening U.S. dollar and higher energy costs, provided the basis for us to increase our list prices of certain wood pulps by $40 - $50 per metric ton effective April 1, 2003. The higher prices were partially implemented during the fiscal fourth quarter of 2003. The full impact of these price increases were realized in the three months ended March 31, 2004 once we renewed our calendar year supply agreements.

         Operating income for the three months ended March 31, 2004 increased 16.0%. This increase was due to the higher wood pulp selling prices, improved product mix and lower raw material costs at our Perry, Florida wood pulp facility. These increases were offset by the previously mentioned lower selling prices at our cotton based facilities and currency driven manufacturing cost increases at our Glueckstadt, Germany cotton cellulose facility. Operating income for the nine months ended March 31, 2004 decreased by 54.1% from the same period in 2003. The decrease in operating income, for the nine month period, was the result of several additional charges related to unusual events and special situations discussed below:

- Lenzing Fibers, a specialty fibers customer which owes us $3.7 million, filed for Chapter 11 reorganization bankruptcy during the three months ending December 31, 2003. Based on an evaluation of the potential to recover this debt from our customer, we established a reserve of $3.2 million during the quarter ended December 31, 2003. In light of new information that became available during the three months ended March 31, 2004, we reevaluated our allowance for bad debt for Lenzing Fibers and increased the allowance to 90% or $3.3 million of the outstanding balance. The reserve represents our best estimate at this time for the amounts we may not recover as a result of this customer's bankruptcy. We cannot offer any assurance to the the timing of our recovery, if any, of the Lenzing receivable.

- We incurred high manufacturing costs and reduced production at both our Perry, Florida wood pulp mill and our Memphis, Tennessee cotton cellulose facility during the quarter ended December 31, 2003. The poor operating results were related to maintenance work completed in October at each location. The Perry, Florida plant had difficulty reestablishing stable operations following the maintenance shutdown, and the Memphis plant was impacted by the startup of new equipment and processes associated with the production of paper grade products previously produced at the recently closed Lumberton cotton cellulose plant. Both plants have now returned to normal operations.

    - On October 21, 2003, the union at our Perry, Florida plant, ratified a new labor agreement effective through March 31, 2008. The agreement included a one-time retroactive payment of approximately $0.8 million.

         Operating income during the nine month period ending March 31, 2004 was also negatively impacted by currency driven manufacturing cost increases at our Glueckstadt, Germany cotton facility due to the weakening of the U.S. dollar. All of these decreases were partially offset by a more favorable specialty wood pulp sales mix, higher specialty wood pulp prices, and operating the Americana, Brazil facility for the entire nine months ending March 31, 2004.

Nonwoven materials

($millions)                                  Three Months Ended                        Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                    March 31,     March 31,      Change       March 31,    March 31,      Change
                                      2004          2003                        2004          2003
--------------------------------------------------------------------------------------------------------------------
Net sales                            $57.3          $49.8         $7.5         $161.7       $143.1         $18.6
Operating income                       1.3            1.5         (0.2)           5.0          2.3           2.7
Operating income as % of sales         2.3%           3.0%                        3.1%         1.6%


         Net sales for the three months ended March 31, 2004 increased 15.1%. Net sales for the nine months ended March 31, 2004 increased 13.0%. The increases in net sales were primarily due to an increase in shipments and strengthening of the Euro versus the U.S. dollar during both periods.

         Nonwoven materials operating income for the three months ended March 31, 2004 decreased 13.3% from the same period in 2003. While sales were up year over year, sales mix was unfavorable. Additionally, much of the growth in shipment volume from the previous year was supplied from our high cost Cork, Ireland facility. Although the strengthening of the Canadian Dollar hurt the profitability of our Canadian plant by about $0.7 million, the strengthening Euro helped the profitability of our European operations by approximately the same amount.

         Operating income for the nine months ended March 31, 2004 improved by 117.4%. Our increase in operating income is reflective of increased shipment volume, improved sales mix as well as improvements in reliability and cost reductions during the nine months ended March 31, 2004.

Restructuring and impairment costs

($millions)                            Three Months Ended                    Nine Months Ended
------------------------------------------------------------------------------------------------------------
                                  March 31,   March 31,                March 31,    March 31,     Change
                                    2004         2003       Change        2004        2003
------------------------------------------------------------------------------------------------------------
Restructuring costs                   $ 0.1       $           $  0.1       $ 3.9      $  -       $  3.9
Impairment of long-lived
   assets                              43.9      29.7        14.2         44.8        29.7         15.1

Restructuring costs

         During fiscal 2003 we initiated the first phase of our restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility. During the nine months ended March 31, 2004, additional expenses of $0.9 million were recorded and $2.5 million were paid for this phase of the program. These additional expenses included $0.7 million for miscellaneous costs associated with the partial closure of the Lumberton facility. We estimate the remaining expenses for this phase of the restructuring program to be approximately $0.1 million, which we expect to be recognized and paid in calendar year 2004.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results by approximately $7.7 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, we initially expected approximately 50 positions would be eliminated. During the three months ended March 31, 2004, we expanded this estimate to include an additional 28 positions with an estimated cost of $0.7 million. These 78 positions include manufacturing, sales, product development and administrative functions throughout the organization. Voluntary and involuntary termination benefits related to this phase of the program of $2.9 million were expensed and $2.3 million were paid during the nine months ended March 31, 2004. We expect payments related to this phase of the restructuring program to continue into calendar 2005. The total cost of this phase of the restructuring program is estimated to be approximately $3.7 million.

         On April 1, 2004 we announced that we will discontinue production of nonwoven materials at our Cork, Ireland facility by August of 2004. We will continue to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7.0 million annually and reduce working capital needs by $4.0 million. The closure of the facility will result in the termination of 83 employees, and we expect restructuring expenses for severance and employee benfits related to the closure to be approximately $3.0 million over the remainder of calendar 2004. We expect payments related to this restructuring program will extend through the end of calendar year 2004.

Impairment costs

         During the three months ended March 31, 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwovens products is growing in the low to mid-single digits, the growth in demand has not been sufficient to fully utilize existing capacity. As such, industry participants have been rationalizing production by taking down time, reducing operating shifts and closing facilities.
         Due to excess production capacity around the globe, we have operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork is higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other nonwovens manufacturing facilities. We expect production at Cork to cease during the first quarter of fiscal 2005. Closing our Cork facility will reduce our nonwovens capacity by about 10%.
         In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we believe the commitment to discontinue production represented an indicator of impairment and subsequently we evaluated the value of the property, plant, and equipment associated with the Cork facility. Under this guidance, we determined that these long-lived assets, with a carrying amount of $48.4 million (net of $6.9 million of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $5.4 million, resulting in an impairment charge of $43.0 million. Fair value was based on the estimated salvage value of the Cork facility as we do not believe the facility can be utilized for its intended purpose and we will eventually abandon the property.
         During the three months ended March 31, 2004, we also impaired certain manufacturing equipment at our Perry, Florida wood pulp facility with a carrying value of $0.9 million. The impaired equipment was replaced by an alternative technology that was more cost effective to operate. Due to the limited use for the impaired equipment, there was no remaining value and thus the equipment was fully impaired.

         During the quarter ended December 31, 2003, we fully impaired engineering costs and capitalized interest for a long delayed project at our Perry, Florida wood pulp mill. Based on the significant length of time before the project would be initiated, we determined that the engineering work has no remaining value and was fully impaired. The carrying value of the asset was $0.9 million.

Net interest expense and amortization of debt costs

         Net interest expense and amortization of debt costs remained flat for the three months ended March 31, 2004 compared to the same period in 2003 and decreased $0.2 million for the nine months ended March 31, 2004 versus the same period in 2003. The consistency is the result of several offsetting factors. Lower interest rates and average debt levels during the nine months ended March 31, 2004 offset both the negative impact of the termination of the interest rate swap and the additional interest expense of holding the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 concurrently for 30 days during the first nine months of fiscal 2004.

Loss on early extinguishment of debt

         During the first quarter of fiscal 2004, $3.3 million was expensed due to the early extinguishment of the $150 million senior subordinated notes due 2005. These expenses included a $2.1 million call premium and $1.2 million for the write-off of deferred financing costs. During the second quarter of fiscal 2004, $1.6 million was expensed due to the write-off of the deferred financing costs of the former revolving credit facility. The total expense related to the early extinguishment of debt for the nine months ending March 31, 2004 was $4.9 million.

Foreign exchange, amortization of intangibles and other

         The favorable variance of $1.1 million for the three months ended March 31, 2004 was primarily the result of an increase in foreign currency gains with the recent strengthening of the U.S. dollar versus foreign currency losses due to the weakening of the U.S. dollar during the same period in 2003. The favorable variance of $0.5 million in the nine-month period was due primarily to the absence of expenses related to the settlement of a lawsuit and the negative impact of a natural gas forward contract recognized during the first quarter of fiscal 2003. These increases were partially offset by a decrease in foreign currency gains of $0.8 million in fiscal 2004 from the same period in fiscal 2003.

Financial Condition

Cash flow

         Cash flow provided by operating activities of $48.1 million for the nine months ended March 31, 2004 was $6.3 million higher than the same period in the prior year. Although our net loss increased by $19.9 million during the period, the increase in net loss was primarily generated by non-cash impairment expenses and the extended maintenance shutdown taken at our Perry, Florida specialty fibers facility. Contributing to the improved cash flow provided by operating activities were decreases in both inventories and accounts receivable during the period. Approximately $10.0 million of the accounts receivable decrease was a permanent reduction due to a change in our cash management strategy, as we began discounting large letters of credit, enabling us to reduce our debt and interest costs. These improvements were offset by the deferred income tax benefit related to the Cork, Ireland impairment and decreases in accounts payable and other current liabilities generated as a result of seasonal payments related to employee retirement benefits and property taxes.

         Cash provided from operations and cash on hand financed capital expenditures of $26.5 million and were used to make debt payments net of issuance proceeds of $45.0 million during the nine months ended March 31, 2004. The $7.2 million increase in capital expenditures versus the same period in 2003 was primarily attributable to capital expenditures at our Memphis, Tennessee facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility and to the maintenance shutdown at the Perry, Florida plant during calendar 2003.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our 2003 Form 10-K other than those changes in long-term debt discussed in "Liquidity and capital resources" below.

Liquidity and capital resources

         We have the following major sources of financing: revolving credit facility, senior notes and senior subordinated notes. Our revolving credit facility, senior notes and senior subordinated notes contain various covenants. At March 31, 2004, we were in compliance with such covenants and believe we will remain in compliance.

         Senior notes - On September 22, 2003 we placed privately $200 million in aggregate principal amount of 8.5% senior notes due October 1, 2013. The senior notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005, make a permanent reduction of $40 million to our revolving credit facility and pay the related transaction costs. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003 we completed our offer to exchange these privately placed unregistered senior notes for debt securities of like principal amount that have been registered under the Securities Act of 1933, as amended.

         We incurred an additional $1.1 million of interest expense associated with maintaining the 2005 notes through the call period. Of the $1.1 million, we expensed $0.3 million during the first three months of fiscal 2004 and recorded the remaining $0.8 million during the three months ended December 31, 2003. The total costs for the issuance of these notes was $5.3 million and will be amortized over the life of the notes using the effective interest method.

         Senior subordinated notes - Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio" debt or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge coverage ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. However, until such time as the ratio again equals or exceeds 2:1, we can only incur debt that is Permitted Indebtedness.

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

         Under each of our indentures, the fixed charge coverage ratio test is measured on a rolling four-quarter basis. While we can offer no assurance in this regard, we believe that our operating results will improve over the next several quarters and that such improved results together with recent reductions in our outstanding debt, will enable us to exceed the required 2:1 ratio necessary to incur ratio debt under indentures governing the senior notes and the senior subordinated notes.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100 million of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. The swap agreement settled quarterly. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4.0 million as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. During the three months ended March 31, 2004 and 2003, the swap reduced the Company's interest expense by $0.1 million and $1.1 million, respectively and will continue to reduce interest expense by approximately $0.1 million per quarter through the amortization period of the termination fee.

         Revolving credit facility - On November 5, 2003, we established a $220 million senior secured credit facility, comprised of a $70 million revolving credit facility (the revolver) maturing on September 15, 2008 and a $150 million term loan (the term loan) maturing on October 15, 2010. This facility amends and restates our existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

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

         As of March 31, 2004 we had $64.5 million borrowing capacity on the revolving credit facility. The portion of this amount that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. Total costs for the issuance of the new facility were approximately $3.3 million and will be amortized using the effective interest method over the life of the facility.

         Other credit facilities - On December 5, 2003 we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16.0 million (U.S. $12.2 million equivalent based on exchange rates in effect at March 31, 2004). As of March 31, 2004, we had Canadian $3.0 million (U.S. $2.3 million equivalent) outstanding on this facility. Availability on this facility is incorporated in the availability of our revolving credit facility and subject to the same borrowing conditions previously discussed. All other terms and conditions remained the same. We intend to refinance this facility with available long-term credit facilities and, therefore, have included the balance in long-term debt.

         On April 21, 2004, we announced our intent to invest approximately $18.0 million at our Americana, Brazil cotton cellulose manufacturing facility to upgrade the operation to produce a variety of specialty market pulps. The investment will be made over the next 18 months to enable the plant to begin production of more technically advanced products in the fall of 2005.

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially, including but not limited to, economic, competitive, governmental, and technological factors affecting our operations, financing, markets, products, services, prices, and other factors. The forward-looking statements included in this Quarterly report on From 10-Q are made only as the date hereof. We expressly disclaim any intent or obligations to publicly update any forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events. For additional factors that could impact future results, please see our 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         During the nine months ending March 31, 2004, there have been no material changes to our market risk except for the interest rate implications caused by the changes in our debt structure. Our amended and restated revolving credit facility improved our variable interest rates by over 1.0%. We also fixed an additional $50 million of debt at 8.5% which was previously variable rate debt. In addition, the early termination of the swap fixed $100 million of debt at 8.0% that under the swap was effectively variable debt.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2004 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         No changes in our internal control over financial reporting occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits
         18 Letter regarding change in accounting principles executed by Ernst & Young LLP, on April 20, 2004.
         31.1 Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, Chief Executive Officer of Buckeye Technologies Inc. on April 29, 2004.
         31.2 Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, Chief Financial Officer of Buckeye Technologies Inc. on April 29, 2004.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, Chief Executive Officer of Buckeye Technologies Inc. on April 29, 2004.
         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, Chief Financial Officer of Buckeye Technologies Inc. on April 29, 2004.

(b) Reports on Form 8-K
         During the three months ended March 31, 2004, the following reports were filed or furnished on Form 8-K:

         - Report dated January 7, 2004 announcing the conference call regarding operating results for the three months ended December 31, 2003.
         - Report dated January 20, 2004 announcing the press release regarding the results of operations for the three months ended December 31, 2003.



 (c) Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 Buckeye Technologies Inc.



                 By: /s/ David B. Ferraro
                     ________________________________________

                     David B. Ferraro, Chief Executive Officer

                     Date: April 29, 2004




                 By: /s/ Kristopher J. Matula
                     __________________________________________

                     Kristopher J. Matula, Executive Vice President and Chief Financial Officer

                     Date: April 29, 2004