Form 10-K
period 2004-06-30
BUCKEYE TECHNOLOGIES INC
filed 2004-08-26
CIK 899597

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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
         Title of Each Class                                  Name of Each Exchange on which Registered
         -------------------                                  -----------------------------------------
Common Stock, par value $.01 per share                                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No ____

Indicate by check mark whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements (incorporated by reference in Part III of this Form 10-K) or any amendment to this Form 10-KSB. |X| ____

As of December 31, 2003, the aggregate market value of the registrant's voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $310.6 million.

As of August 18, 2004, there were outstanding 36,974,347 Common Shares of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 2004 Annual Proxy Statement to be filed with the commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III and IV.

================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.


    ITEM                                                                                             PAGE
                                     PART I

       1.     Business..........................................................................        2
       2.     Properties........................................................................        7
       3.     Legal Proceedings.................................................................        8
       4.     Submission of Matters to a Vote of Security Holders...............................        8

                                                   PART II
       5.     Market for the Registrant's Common Stock, Related Security Holder Matters.........       10
       6.     Selected Financial Data...........................................................       10
       7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.................................................................       12
      7a.     Qualitative and Quantitative Disclosures About Market Risk........................       23
       8.     Financial Statements and Supplementary Data.......................................       25
       9.     Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial
                     Disclosure ................................................................       25
      9a.     Controls and Procedures...........................................................       25

                                    PART III
      10.     Directors and Executive Officers of the Registrant................................       26
      11.     Executive Compensation............................................................       26
      12.     Security Ownership of Certain Beneficial Owners and Management....................       26
      13.     Certain Relationships and Related Transactions....................................       26
      14.     Principal Accountant Fees and Services............................................       26

                                                   PART IV
      15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................       27
              Signatures........................................................................       29

                                                    OTHER
              Index to Consolidated Financial Statements and Schedules..........................      F-1


                                     PART I

Item 1.   Business

General

         Buckeye Technologies Inc. is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee. We believe that we have leading positions in many of the high-end niche markets in which we compete. We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers. We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage. We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies. As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors. We produce uniquely tailored products designed to meet individual customer requirements. Our focus on specialty niche markets allows us to establish long-term supply positions with key customers. We operate manufacturing facilities in the United States, Canada, Germany and Brazil.

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

Company History

         We and our predecessors have participated in the specialty cellulose market for over 75 years and have developed new uses for many cellulose based products. We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of Procter & Gamble located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant. We became a public company in November of 1995 and simultaneously acquired/redeemed Procter & Gamble's remaining interest in the Foley Plant. In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany. In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina. In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Ireland and the United States. In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene's airlaid nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. In March 2000, we acquired the intellectual property rights to the Stac-Pac(TM) folding technology. In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. In calendar 2001, we started up the world's largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility. Due to a decline in demand for cotton content paper, in August 2003, we completed the closure of the specialty cotton papers portion of our Lumberton, North Carolina facility. In April of 2004 we announced the impending closure of our Cork, Ireland facility and ceased production of nonwoven materials at this facility in July 2004. As we completed fiscal 2004, we initiated an $18 million project to upgrade the capability of our Americana, Brazil manufacturing facility. We expect this expansion will be completed in the fall of 2005. See Note 3, Impairment of Long-Lived Assets, to the Consolidated Financial Statements for further discussion of the Lumberton, North Carolina and Cork, Ireland closures.

         We are incorporated in Delaware and our executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Our telephone number is (901) 320-8100.

Products

         Our product lines can be broadly grouped into four categories: chemical cellulose, customized fibers, fluff pulp and nonwoven materials. We manage these products within two reporting segments: specialty fibers and nonwoven materials. The chemical cellulose and customized fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Fluff pulps are derived from wood using wetlaid technology. Wetlaid technologies encompass cellulose manufacturing processes in which fibers are deposited using water. Airlaid nonwoven materials are derived from wood pulps, synthetic fibers and other materials using airlaid technology. Airlaid technology utilizes air as a depositing medium for fibers, one benefit of which is an increased ability over wetlaid processes to mix additional feature-enhancing substances into the material being produced. A breakdown of our major product categories, percentage of sales, product attributes and applications is provided below.


                            % of Fiscal
Product Groups               2004 Sales         Value Added Attributes         Market for End Use Applications
-------------------------------------------------------------------------------------------------------------------------
Specialty Fibers
  Chemical Cellulose            32%

     Food casings                         Purity and strength                  Hot dog and sausage casings

     Rayon industrial                     Strength and heat stability          High performance tires and hose
     cord                                                                      reinforcement


     High purity cotton                   High viscosity, purity and safety    Personal care products, low fat dairy
     ethers                                                                    products, pharmaceuticals and
                                                                               construction materials


     Film for liquid                      Transparency/clarity, strength and   Laptop and desktop computers and
     crystal displays                     purity                               television screens

-------------------------------------------------------------------------------------------------------------------------
  Customized Fibers             17%

     Filters                              High porosity and product life       Automotive, laboratory and industrial
                                                                               filters

     Specialty cotton                     Color permanence and tear            Personal stationery, premium letterhead
     papers                               resistance                           and currency


     Cosmetic Cotton                      Absorbency, strength and softness    Cotton balls and cotton swabs

-------------------------------------------------------------------------------------------------------------------------
  Fluff Pulp                    18%

     Fluff pulp                           Absorbency and fluid transport       Disposable diapers, feminine hygiene
                                                                               products and adult incontinence products
-------------------------------------------------------------------------------------------------------------------------
Nonwoven Materials              33%

     Airlaid nonwovens                    Absorbency, fluid management and     Feminine hygiene products, specialty
                                          wet strength                         wipes and mops, tablecloths, napkins,
                                                                               placemats, incontinence products and
                                                                               food pads
-------------------------------------------------------------------------------------------------------------------------

         See Note 15, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

         Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products. These materials represent the largest components of our variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase wood at current market or fixed prices as stated in the agreements. Additional information is included in Note 17, Commitments, to the Consolidated Financial Statements.

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

         Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products. More than 50% of our fluff pulp usage is supplied internally and the remainder is purchased from several other suppliers. In addition to fluff pulp, these products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications. These materials are also purchased from multiple sources.

         The cost of slash pine timber, cotton fiber, and fluff pulp are subject to market fluctuations caused by supply and demand factors. We do not foresee material constraints from pricing or availability for any of our key raw materials.

Sales and Customers

         Our products are marketed and sold through a highly trained and technically skilled in-house sales force. We maintain sales offices in the United States and Europe. Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in approximately 60 countries around the world. Our fiscal 2004 sales reflect this geographic diversity, with 39% of sales in North America, 40% of sales in Europe, 11% of sales in Asia, 4% of sales in South America and 6% in other regions. Approximately 83% of our worldwide sales, for the year ended June 30, 2004, were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier. Geographic segment data and product sales data is included in Note 15, Segment Information, to the Consolidated Financial Statements.

         The high-end, technically demanding specialty niche markets that we serve require a higher level of sales and technical service support than do commodity cellulose sales. Our sales, product development and customer service professionals work with customers in their plants to design products tailored precisely to their product needs and manufacturing processes. In addition to an in-house sales force, we also utilize outside sales agents in some parts of the world.

         Procter & Gamble is our largest customer, accounting for 16% of our fiscal 2004 net sales. These sales are about evenly split between specialty fibers and nonwoven materials. No other customer accounted for greater than 5% of our fiscal 2004 net sales.

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

         Research and development costs of $9.5 million, $9.3 million and $9.0 million were charged to expense as incurred for the years ended June 30, 2004, 2003 and 2002, respectively.

Competition

         There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer's particular set of needs, rather than focusing only on pricing. The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets. Major competitors include Archer-Daniels-Midland, Borregaard, Rayonier, Tembec and Weyerhaeuser. A major competitor closed its high-purity wood cellulose mill in July 2003, which we estimate represented 18% of the high-purity wood cellulose market. This closure has provided us with an opportunity to increase our volume in these markets.

         We believe that the number of producers is unlikely to grow significantly given the substantial investment to enter the mature specialty fibers market and sufficient existing capacity.

         Although demand for fluff pulp is generally stable, fluff pulp prices tend to vary together with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp. Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets. We also use about 40,000 metric tons of fluff pulp from our Foley plant annually as a key raw material in our airlaid nonwovens operations. We currently produce less than 10% of the world's supply of fluff pulp. Major competitors include Bowater, International Paper, Koch Industries (formally Georgia-Pacific), Rayonier, and Weyerhaeuser,

         Demand for airlaid nonwovens grew significantly in the 1990's. Significant capacity expansion in 2001, primarily in North America, has resulted in the market being oversupplied. Buckeye is the leading supplier of airlaid nonwoven materials worldwide. The markets we compete in also utilize nonwovens materials produced with technologies other than airlaid such as spunlaced. Major nonwovens competitors include Ahlstrom, BBA Nonwovens, Concert Industries, Duni, Georgia-Pacific, Kimberly Clark, PGI, and Rayonier.

         In August 2003, Concert Industries filed for protection under Canada's Companies' Creditors Arrangement Act and has currently been granted extensions of protection under this act through September 30, 2004. We are unable to predict the impact this bankruptcy filing will have on our markets. The closure of our Cork, Ireland plant in July 2004 will improve airlaid industry capacity utilization in Europe and should improve our competitive position there. There will be some loss of market share in Europe due to the Cork closure, but we have been able to successfully transition more than half of Cork's business to other airlaid sites.

Intellectual Property

         At June 30, 2004 and 2003, we had recorded intellectual property assets totaling $29.2 million and $30.7 million, respectively. These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac(TM) technology. We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations. The Stac-Pac(TM) packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology acquired by us to further differentiate us from our airlaid nonwovens competitors. Stac-Pac(TM) bales facilitate customers' high-speed production lines with a continuous flow of material. Stac-Pac(TM) units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to more effectively ship the bales in trucks and containers. Additional information is included in Note 1, Accounting Policies, to our Consolidated Financial Statements.

Inflation

         We believe that inflation has not had a material effect on our results of operations nor on our financial condition during recent periods.

Seasonality

         Our business has generally not been seasonal to a substantial extent, but in most years somewhat lower specialty fiber volume is shipped in the July - September quarter and somewhat lower nonwoven materials volume is shipped in the October - December quarter.

Employees

         As of August 18, 2004, we employed approximately 1,670 employees, approximately 1,115 of whom are employed at our facilities in the United States. Approximately 60% of the U.S. employees are represented by unions at three plants in Perry, Florida; Lumberton, North Carolina; and Memphis, Tennessee. On October 21, 2003, the union at our Foley plant ratified a new labor agreement effective through March 31, 2008. The agreement for the Memphis Plant was signed on April 28, 2003 and goes through March 18, 2006. During fiscal 2003, the Lumberton hourly employees elected to be represented by a union. A two-year labor agreement was ratified on May 1, 2004. On December 4, 2003 the union at our Canadian facility ratified a new labor agreement effective through June 30, 2006.

         Works councils provide employee representation for non-management workers at our cotton cellulose plants in Glueckstadt, Germany and Americana, Brazil, and our airlaid plant in Steinfurt, Germany. Our plants in Gaston, and King, North Carolina are not unionized.

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

Internet Availability

         Our website is www.bkitech.com. We make available, free of charge, through our website under the heading "Investor Relations," annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filed or furnished, pursuant to Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

Safe Harbor Provisions

         This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs of raw materials; competition; inability to predict the scope of future environmental compliance costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 2.   Properties

         Corporate Headquarters. Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee.

Specialty Fiber Plants

         Memphis Plant. The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose. The facility currently operates at approximately 80% of capacity using a reduced shift system.

         Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. The Foley Plant operates near 100% capacity.

         Glueckstadt Plant. The Glueckstadt Plant is located in Glueckstadt, Germany. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons and is the largest cotton cellulose plant in Europe. The Glueckstadt plant operates at approximately 55% of capacity using a reduced shift system.

          Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber. The Lumberton Plant is operating near 100% of capacity.

         Americana Plant. The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site. It is operating at its full capacity of approximately 40,000 annual metric tons of cotton cellulose annually.

Nonwovens Plants

         The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products. The flexible nature of the airlaid technology allows for a wide range of materials to be produced. Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix. Based on current product mix, utilization of our airlaid machines worldwide is running approximately 70% excluding our Cork facility, which ceased operations in July 2004.

         All of our airlaid nonwovens sites have proprietary Stac-Pac(TM) folding technology operational, which allows us to efficiently produce compressed bales that facilitate customers' high-speed production lines with a continuous flow of materials and facilitate more efficient shipping.

         Delta Plant. The Delta Plant is located in Delta, British Columbia on a 12-acre industrial park site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens (26,000 based on current production mix) from two production lines.

         Steinfurt Plant. The Steinfurt Plant is located in Steinfurt, Germany on an 18-acre site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines.

         Gaston Plant. The Gaston Plant is located in Gaston County near Mt. Holly, North Carolina on an 80-acre site and has a total capacity of approximately 60,000 annual metric tons of airlaid nonwovens (48,000 annual metric tons based on current production mix) from two production lines.

         King Plant. The King Plant is located in King, North Carolina and converts airlaid materials and wetlaid papers into wipes, towels and tissues for industrial and commercial uses.

         Cork Plant. The Cork Plant is located near Cork, Ireland on a 16-acre site. Production at the facility ceased in July 2004 and the equipment is being dismantled.

         We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Cork, Ireland Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. We lease buildings that house the King, North Carolina Plant, the sales offices in Europe and distribution facilities in Savannah, Georgia. All of the facilities located in the United States are pledged as collateral for certain debt agreements. Additionally, the Delta, Canada Plant is pledged as collateral for the Canadian credit facility.

         We believe that our specialty fibers and nonwoven materials manufacturing facilities and administrative buildings are adequate to meet current operating demands.

Item 3.   Legal Proceedings

         We are involved in certain legal actions and claims arising in the ordinary course of business. We believe that such litigation and claims will be resolved without material adverse effect on our financial position or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

         None

Executive Officers of the Registrant

         The names, ages and positions held by our executive officers on August 18, 2004 are:

                                                                                                   Elected to
           Name                 Age                           Position                          Present Position

 David B. Ferraro              66     Chairman of the Board, Chief Executive Officer and        April 2003
                                      Director

 John B. Crowe                 57     President, Chief Operating Officer and Director           April 2003

 Kristopher J. Matula          41     Executive Vice President and Chief Financial Officer      October 2003

 Charles S. Aiken              54     Sr. Vice President, Manufacturing                         October 2003

 R. Howard Cannon              41     Sr. Vice President, Wood Cellulose and Director           April 2003

 Sheila Jordan Cunningham      52     Sr. Vice President, General Counsel and Secretary         April 2000

 William M. Handel             58     Sr. Vice President, Human Resources                       April 2000

 Paul N. Horne                 49     Sr. Vice President, Cotton Cellulose                      January 2001

----------------------------------

David B. Ferraro
Chairman of the Board, Chief Executive Officer and Director
         Mr. Ferraro has served as Chairman of the Board and Chief Executive Officer since April 1, 2003. From March 1993 until he was named Chairman and CEO, he served as President and Chief Operating Officer. He has been a director of Buckeye since March 1993. He was Manager of Strategic Planning of Procter & Gamble from 1991 through 1992. He served as President of our predecessor, Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1989 through 1991, as its Executive Vice President and Manager of Commercial Operations from 1987 through 1989, and as its Comptroller from 1973 through 1986.

John B. Crowe
President, Chief Operating Officer and Director
         Mr. Crowe has served as President and Chief Operating Officer since April 1, 2003. He was elected as a director of Buckeye in August 2004. He served as Senior Vice President, Wood Cellulose from January 2001 to April 2003. He served as Vice President, Wood Cellulose Manufacturing from December 1997 to January 2001. Prior to joining the Company, he was Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and was Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company. From 1979 to 1992, he was an employee of Procter & Gamble.

Kristopher J. Matula
Executive Vice President and Chief Financial Officer
         Mr. Matula has served as Executive Vice President and Chief Financial Officer since October 2003. He served as Senior Vice President, Nonwovens and Corporate Strategy from April 2003 to October 2003. He served as Senior Vice President, Nonwovens from January 2001 to April 2003. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

Charles S. Aiken
Senior Vice President, Manufacturing
         Mr. Aiken has served as Senior Vice President, Manufacturing since October 1, 2003. He served as Senior Vice President, Nonwovens Manufacturing from April 2000 to October 2003. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He was an employee of Procter & Gamble from 1977 to March 1993.

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

PART II
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Buckeye Technologies Inc. is traded on the New York Stock Exchange under the symbol BKI. There were approximately 4,900 shareholders on August 18, 2004, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for our common stock.

                                                                            Year Ended June 30
                                                                     2004                       2003
                                                               High        Low           High         Low
                                                             ---------- ----------     ---------- ------------
   First quarter (ended September 30).................           $9.24      $6.72         $10.30        $6.40
   Second quarter (ended December 31).................           11.05       8.55           7.46         5.10
   Third quarter (ended March 31).....................           11.40       8.00           6.22         4.21
   Fourth quarter (ended June 30).....................           12.10       9.35           7.24         4.35

         We did not make any dividend payments during the year ended June 30, 2004 or 2003 and due to certain debt agreements we are currently restricted from making dividend distributions. We have no plans to pay dividends in the foreseeable future.

Item 6.   Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

                                                                        Year Ended June 30
                                         2004 (a)          2003 (b)           2002 (c)          2001 (d)         2000 (e)
Operating Data:

Net sales............................     $656,913          $ 641,082          $ 635,218       $  731,528          $755,544

Operating income (loss)..............      (16,835)             6,826             28,565          111,147           136,908

Cumulative effect of changes in
   accounting........................        5,720                  -            (11,500)           3,249                 -

Net income (loss)....................      (38,190)           (24,894)           (26,004)          46,523            59,117

Basic earnings (loss) per share......     $  (1.03)        $    (0.67)         $   (0.74)      $     1.35           $  1.68
Diluted earnings (loss) per share....     $  (1.03)        $    (0.67)         $   (0.74)      $     1.32           $  1.65

Proforma amounts (f)
   Net income (loss).................     $(43,910)        $  (23,513)         $ (13,899)      $   43,138          $ 61,507

   Earnings (loss) per share
      Basic..........................     $  (1.18)        $    (0.64)         $   (0.40)      $     1.25           $  1.75
      Diluted........................     $  (1.18)        $    (0.64)         $   (0.40)      $     1.22           $  1.71

Balance sheet data:
  Total assets.......................     $966,075         $1,097,855         $1,134,737        $1,075,550        $ 930,721
  Total long-term debt (including
      current portion)...............      606,748            664,475            701,218           654,679          532,875


(a) Includes a pretax charge of $51,853 ($33,522 after tax) for restructuring and impairment costs. (See Notes 3 and 4 to the Consolidated Financial Statements.) Includes $4,940 ($3,112 after tax) for loss on early extinguishment of debt. Includes $5,720 ($0.15 per share), net of tax, cumulative effect of change in accounting relating to a change in the way we account for planned maintenance activities at our Perry, Florida facility. (See Note 2 to the Consolidated Financial Statements.)

(b) Includes a pretax charge of $38,139 ($24,678 after tax) for restructuring and impairment costs. (See Notes 3 and 4 to the Consolidated Financial Statements.)

(c) Includes a pretax charge of $11,589 ($7,596 after tax) for restructuring and impairment costs. (See Notes 3 and 4 to the Consolidated Financial Statements.) Includes $11,500 ($0.33 per share) cumulative effect of a change in accounting relating to a goodwill impairment charge for our converting plant at King, North Carolina under the transition rules of Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets. (See Note 2 to the Consolidated Financial Statements.)

(d) Includes the operations of Americana from August 1, 2000, its date of acquisition. Includes the $3,249 ($0.09 per share), net of tax, cumulative effect of a change in accounting relating to a change in depreciation methods from straight-line to units-of-production for some cotton cellulose and airlaid nonwovens equipment. (See Note 2 to the Consolidated Financial Statements.)

(e) Includes the operations of Walkisoft from October 1, 1999, its date of acquisition.

(f) Proforma amounts reflect net income (loss) and earnings (loss) per share as if the changes in accounting methods were applied retroactively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies.

Executive Summary

         Buckeye Technologies Inc. and its subsidiaries manufacture value-added cellulose-based specialty products in the United States, Canada, Germany, and Brazil and sell these products in approximately 60 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments; specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process. See "Item 1: Business" for a more detailed description of these segments and processes.

         Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products. We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, and significantly reduce our debt. While we operated at a loss in fiscal 2004, we made progress on strategic initiatives which we believe will strengthen both our specialty fibers and nonwoven materials businesses and position us for future growth.

         In the specialty fibers segment, we completed the partial closure of the Lumberton facility last summer and transferred all of our production of specialty paper cotton cellulose to our facilities located at Memphis, Tennessee and at Glueckstadt, Germany. Although we experienced some short term disruptions while transitioning to Memphis and Glueckstadt, we have since mastered the new processes and are now producing specialty cotton cellulose for these niche paper markets at an even better quality than the products we manufactured at Lumberton. Importantly, we now are benefiting from the economies of scale of having increased our cotton cellulose capacity utilization percentage.

         We have also taken an important step in further developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by initiating an $18 million project to upgrade the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we are confident that, when this conversion is completed in the fall of 2005, it will be a significant contributor to our profitability.

         We improved the product mix of our wood based specialty fibers by transferring a portion of our wood cellulose production away from fluff pulp into higher value chemical applications. The closure of a competitor's specialty wood pulp production facility, in July 2003, effectively removed 18% of the high-end specialty wood pulp capacity from the market. We capitalized on this closure by devoting more of our Foley wood pulp mill to the production and sale of high-end specialty fibers and less to fluff pulp. During fiscal year 2003, fluff pulp accounted for 22% of our sales. In fiscal 2004, this percentage was reduced to 18%. While the market for fluff pulp has recently shown improvement, we believe that over the long run we will be better served by having more of our production in high value specialty grades and a smaller exposure to the volatile fluff pulp market.

         In the nonwoven materials segment, we made the decision to cease production at our single-line Cork, Ireland facility. The plant ceased production in July of 2004. This closure will enable us to increase the capacity utilization rate at our three larger dual-line facilities, thereby improving our cost structure. The benefits of the Cork closure, which should improve earnings by over $7 million annually and reduce working capital requirements by about $4 million, will be realized over the course of fiscal 2005.

         In the fall of 2003, as part of our strategy to improve our debt structure, we successfully refinanced our near term debt by issuing $200 million in senior notes which have an interest rate of 8.5% and amending our bank credit facility, which now consists of a $70 million revolving credit line and a $150 million term loan. The senior notes mature in 2013 and the revolving credit line and term loan mature in 2008 and 2010, respectively. We have no significant mandatory debt reductions before 2008.

         While we are not faced with the requirement to retire our debt quickly, we have continued to focus on debt reduction because we believe strengthening our balance sheet is important to our business. During the past fiscal year, we used cash, cash equivalents, and restricted cash on-hand as well as cash from operations to reduce our debt from $664.5 million to $606.7 million, a reduction of $57.8 million. At the same time, we reduced our cash, cash equivalents, and restricted cash on-hand by $26.1 million to $27.2 million. We have reduced our debt $94.5 million since it reached its high point at the end of calendar 2001. We intend to make further debt reductions during fiscal 2005.

Results of Operations

Consolidated results

         The following table compares consolidated net sales; operating income
(loss); and impairment and restructuring costs for the three years ended June 30, 2004.

-------------------------------------------------------------------------------------------------------------------
            (millions)                      Year Ended June 30                 $ Change          Percent Change
                                            ------------------                 --------          --------------
                                                                              2004/    2003/         2004/    2003/
                                       2004        2003        2002           2003     2002          2003     2002
                                    -------------------------------------------------------------------------------
Net sales                              $656.9        $641.1     $635.2       $15.8     $ 5.9          2%        1%
Cost of goods sold                      579.5         558.2      557.9                   0.3          4%        0%
                                                                              21.3
                                    -------------------------------------------------------------------------------
Gross margin                             77.4          82.9       77.3        (5.5)      5.6         -7%        7%
Selling, research and
    administrative expenses              42.4          37.9       37.1         4.5       0.8         12%        2%
Impairment and
    restructuring costs                  51.8          38.2       11.6        13.6      26.6         36%      229%
                                    -------------------------------------------------------------------------------
Operating income (loss)               $ (16.8)       $  6.8     $ 28.6     $ (23.6)   $(21.8)        N/A      -76%
                                    ===============================================================================


         Net sales growth in fiscal 2004 was due to strong performance by the nonwoven materials segment, primarily the result of increased volume and the strengthening of the Euro. The increase in nonwoven materials sales was only slightly offset by a decline in net sales of specialty fibers products. Cost of goods sold increased at a faster rate than sales due primarily to higher manufacturing costs at some of our specialty fibers plants due to unusual events and special situations (discussed further in "Segment Results - Specialty Fibers" of this MD&A). The net sales increase in fiscal 2003 was attributed to higher volume and sales prices for fluff pulp and airlaid nonwoven materials, partially offset by a decline in cotton cellulose sales prices in fiscal 2003 from unusually high levels in fiscal 2002.

         We experienced an operating loss in 2004 that was primarily the result of $51.8 million of restructuring and impairment costs related to the closure of our Cork, Ireland facility and other organizational restructuring. Also contributing to the loss were increases in selling, research and administrative expenses which were primarily the result of an increase in bad debt expense of $3.3 million due to the bankruptcy of a large customer (discussed further in "Segment Results - Specialty Fibers" of this MD&A). Operating income was also negatively impacted by impairment and restructuring charges in fiscal years 2003 and 2002.

         Further discussion on the revenue and operating trends and impairment and restructuring costs are discussed in the "Segment Results" of this MD&A. Additional information on the impairment and restructuring charges taken in each of the three fiscal years may be found in Note 3 and Note 4 of the Consolidated Financial Statements.

Segment results

         Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administration expense to each segment and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment and certain financing and investing costs.

         Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2004.

--------------------------------------------------------------------------------------------------------
(millions)                        Year Ended June 30            $ Change          Percent Change
                                                                 --------          --------------
                                                               2004/  2003/        2004/    2003/
                             2004        2003        2002      2003   2002         2003     2002
                          ------------------------------------------------------------------------------

Net sales                   $461.4      $466.5     $471.1     $(5.1) $(4.6)        -1%       -1%
Operating income              28.2        41.9       39.5     (13.7)   2.4        -33%        6%
--------------------------------------------------------------------------------------------------------

         The decrease in net sales of $5.1 million during fiscal 2004 was due primarily to lower selling prices and mix changes for our cotton-based products and lower unit wood volume, partially offset by improvements in selling prices and mix of wood-based products.

         Sales price increases and decreases for cotton-based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers fell during calendar 2003, we reduced our sales prices. Our cotton sales prices did not recover until calendar year 2004. Total cotton volume increased by 3.9% in fiscal 2004, but a change in mix reduced the average selling price. Sales volume at our Americana, Brazil facility, increased by 23% in fiscal 2004, which contributed to the mix change as the selling price of this product is significantly lower due to our tolling arrangement with the customer. We recently implemented additional price increases averaging approximately 7% on most of our cotton-based specialty products. Although we expect this increase to have a positive impact on revenue and operating income during fiscal 2005, it primarily will offset higher costs.

         Improvements in selling prices and mix of our wood-based products were driven by several complementing factors. Overall strengthening of the economy increased the demand for pulp and paper products, driving up commodity pulp prices. While our average fluff pulp price increased by 4.2% during fiscal 2004, we can offer no assurances that this increase in fluff pulp pricing will continue or that it will not reverse direction during fiscal 2005. Continued weakening of the US dollar made our products more attractive to export customers. Additionally, market supply constraints caused by the closure of one of the world's largest dissolving wood cellulose mills in calendar 2003 significantly tightened the market for high purity dissolving wood pulps. As a result of the tightening of our markets, we are continuing to capitalize on opportunities to significantly reduce our shipments of fluff pulp and increase our shipments of high purity dissolving wood pulps.

         The decrease in net sales in fiscal 2003 was due to lower selling prices on cotton based products being only partially offset by slightly higher unit volumes and the restart of operations at our Americana facility. As the cost of cotton fibers increased in 2002 we increased our sales prices. As these costs fell during fiscal 2003 we reduced our sales prices. During fiscal 2003 our selling prices decreased by approximately 13%, while in fiscal 2002 they increased by approximately 10%. Fluff pulp prices vary with market conditions. During fiscal 2003, our average fluff pulp price increased by 3.7% versus fiscal 2002.

         Operating income for the year ended June 30, 2004 decreased by 33% from the same period in 2003. The decrease in operating income was primarily the result of several additional charges related to unusual events and special situations discussed below:
                  - Lenzing Fibers, a specialty fibers customer which owes us $3.7 million, filed for Chapter 11 reorganization bankruptcy during the quarter ended December 31, 2003. Based on an evaluation of the potential to recover this debt from our customer, we established a reserve of $3.2 million during the quarter ended December 31, 2003. Based on new information that became available during the quarter ended March 31, 2004, we reevaluated our allowance for bad debt for Lenzing Fibers and increased the allowance to 90% or $3.3 million of the outstanding balance. The reserve represents our best estimate at this time for the amounts we may not recover as a result of this customer's bankruptcy. We cannot offer any assurance to the timing of our recovery, if any, of the Lenzing receivable.
                   - During the first half of fiscal 2004, we conducted an extended maintenance shutdown at our Perry, Florida wood pulp mill. This extended shutdown was the first in five years and impacted cost of goods sold by $9.6 million. Historically, we accrued expenses related to extended maintenance shutdowns, but as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. See Note 2 of the Consolidated Financial Statements for further discussion.
                   - In addition to the increased charges for the maintenance shutdown, we incurred high manufacturing costs and reduced production at both our Perry, Florida wood pulp mill and our Memphis, Tennessee cotton cellulose facility during the quarter ended December 31, 2003. The poor operating results were related to maintenance work completed in October at each location. The Perry, Florida plant had difficulty reestablishing stable operations following the maintenance shutdown, and the Memphis plant was impacted by the startup of new equipment and processes associated with the production of paper grade products previously produced at the recently closed Lumberton cotton cellulose plant. Both plants have now returned to normal operations.
                    - On October 21, 2003, the union at our Perry, Florida plant, ratified a new labor agreement effective through March 31, 2008. The agreement included a one-time retroactive payment of approximately $0.8 million.

         Operating income during fiscal 2004 was also negatively impacted by currency driven manufacturing cost increases at our Glueckstadt, Germany cotton facility due to the weakening of the U.S. dollar. All of these decreases were partially offset by a more favorable specialty wood pulp sales mix, higher specialty wood pulp prices, and operating the Americana, Brazil facility at capacity for the entire year ending June 30, 2004.

         Operating income for fiscal 2003 improved $2.4 million over fiscal 2002. This improvement in operating income reflected modestly higher fluff pulp pricing, a more favorable dissolving wood pulp sales mix, operating the Americana facility for most of the year, and operating expense reductions. These improvements were partially offset by lower margins for cotton based products, increased energy and chemicals costs, a write down in the value of cotton raw material, and the impact of a strengthening euro on the operating costs of our facility in Glueckstadt, Germany.

         We restarted manufacturing at our Americana facility in July 2002. This facility manufactures chemical cellulose and distributes it to a single customer. The Americana facility had been idled previously due to the high cost of cotton linters. In fiscal 2003, we agreed with our customer to extend the initial volume agreement. We anticipate that this extension agreement will provide sufficient volume to enable the plant to continue to operate at full capacity through calendar year 2004. We have negotiated a further extension to provide sufficient volume through September 2005.

         Nonwoven materials

         The following table compares nonwoven materials net sales and operating income (loss) for the three years ended June 30, 2004.

-------------------------------------------------------------------------------------------------
(millions)                          Year Ended June 30          $ Change         Percent Change
                                                                -----------      --------------
                               2004     2003      2002          2003   2002       2003     2002
                            ---------------------------------------------------------------------
Net sales                     $217.6   $195.9    $184.1         $21.7   $11.8      11%      6 %
Operating income (loss)          7.6      4.0      (2.1)          3.6     6.1      90%      N/A
-------------------------------------------------------------------------------------------------

         Our increase in net sales in fiscal 2004 was primarily due to a 5.4% increase in shipment volume and the strengthening of the euro versus the U.S. dollar. These improvements were partially offset by minor price and mix changes. Net sales in fiscal 2003 increased primarily due to increased shipments and the strengthening of the Euro.

         Our improvement in operating income in fiscal 2004 reflects the increase in sales volume previously discussed. Additionally, improved waste, reliability and other cost reductions along with the favorable net impact of changes in exchange rates offset some modest selling price reductions, unfavorable changes to product mix and increases in raw material prices. Our Gaston, North Carolina facility improved its operating performance compared to the prior year as we were able to increase production volume while at the same time reducing site overhead and realizing significant improvements in waste, run-rates and reliability. Reduced waste, other cost reductions and the strengthening of the euro improved operating results at our Steinfurt, Germany facility. At our Delta, British Columbia, Canada facility the weakening of the US dollar against the Canadian dollar more than offset the increases in production and shipment volume. Our Cork facility recorded improved earnings performance in the fourth quarter of fiscal 2004 primarily due to a reduction in depreciation expense after the facility's fixed assets were impaired at the end of the third quarter. For further discussion of this closure see Note 3 and Note 4 of the Consolidated Financial Statements.

         As noted in the previous paragraph, the weakening of the US dollar against both the euro and Canadian dollar had opposite impacts on operating results at our foreign facilities. This inconsistency is caused by the pricing of our products in multiple currencies. The vast majority of sales for Steinfurt, Germany are denominated in euros or other European currencies while a portion of their raw material purchases are denominated in US dollars. As the euro strengthened, Steinfurt's cost of goods sold increased at a slightly slower rate than sales revenues when translated into US dollars, resulting in an increase to Steinfurt's gross margin. At our Delta, British Columbia, Canada facility nearly all of our sales are in US dollars while the labor and overhead costs are denominated in Canadian dollars. In this case, as the Canadian dollar strengthened, Delta's gross margin was compressed. During fiscal 2004, nonwoven materials operating income improved by approximately $1.0 million as a result of the net impact of these currency changes.

         Operating income in fiscal 2003 increased compared to the prior year's operating loss. Our improvement reflected reductions in waste and other costs.

Restructuring and impairment activities

         During the three years ended June 30, 2004, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program and impairment charges for the three years ended June 30, 2004. Following the table is an explanation of the programs and the resulting impairment charges. For further explanation of these charges, see Notes 3 and 4 of the Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------------
                                                    Estimate to
                                                     Complete              Year Ended June 30            Total
                                                    at June 30,        ----------------------------    Estimated
(millions)                                             2004            2004         2003       2002     Charges
-----------------------------------------------------------------------------------------------------------------
Impairment charges..........................                          $ 45.9        $36.5    $ 10.0

Restructuring costs
   2004 Restructuring program...............              $ 1.2        $ 1.8         $  -      $  -      $ 3.0
   2003 Restructuring program - phase 2.....                0.5          3.2            -         -        3.7
   2003 Restructuring program - phase 1.....                  -          1.0          1.6         -        2.6
   2002 Restructuring program...............                  -            -            -       1.6        1.6
                                                 ----------------------------------------------------------------
Total restructuring costs                                 $ 1.7        $ 6.0        $ 1.6      $1.6     $ 10.9
-----------------------------------------------------------------------------------------------------------------

         2004 Restructuring program and impairments

         During March of 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products is growing in the low to mid-single digits, the growth in demand has not been sufficient to fully utilize existing capacity. As such, industry participants have been rationalizing production by taking down time, reducing operating shifts and closing facilities.

         Due to excess production capacity around the globe, we have operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork is higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other manufacturing facilities. Production at Cork ceased in July of 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         We will continue to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7 million annually and reduce working capital needs by $4 million. The closure of the Cork facility will result in the termination of 83 employees. We expect restructuring expenses and payments related to the closure to be approximately $3 million of which $1.8 million has been incurred and with the remaining $1.2 million to occur over the remainder of calendar 2004.

         Our commitment to discontinue production represented an indicator of impairment and subsequently we evaluated the value of the property, plant, and equipment associated with the Cork facility. We determined that these long-lived assets, with a carrying amount of $48.4 million were impaired and wrote them down to their estimated fair value of $5.4 million, resulting in an impairment charge of $43.0 million. During fiscal 2004, we also impaired certain equipment and other capitalized costs of $2.9 million.

     2003 Restructuring programs (phase 1 and phase 2) and impairments

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper. We completed this partial closure in August 2003 and continue to produce cosmetic cotton products at the Lumberton site. This decision reflects a steady decline in demand in the cotton fiber paper industry, which has contracted by about one-third since the late 1990's. While cotton linter pulp is one of our core businesses, current demand did not economically justify operating a facility that could only produce products for paper applications.

         To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization is enabling us to improve our operating results by over $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million.

      ...As part of the closure, we evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. We determined that long-lived assets (property, plant and equipment) with a carrying amount of $36.5 million were impaired and wrote them down to their estimated fair value of $7.9 million. The resulting impairment charge of $28.6 million is reflected in the statement of operations during fiscal 2003.

         During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program. This phase of the program will enable us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions are being eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. The full benefit of this restructuring will not be realized until the end of calendar 2005. We expect payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3.7 million.

         2002 restructuring program and impairments

         During fiscal 2002, we entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. The cost recorded comprised mainly of severance and employee benefit costs, was $1.6 million and was recorded in fiscal 2002. As a result of the restructuring, approximately 200 positions were eliminated, which reduced our costs by over $10.0 million annually. As part of the restructuring, we closed engineering offices located in Finland. This cost reduction program impacted our nonwovens and specialty fibers businesses in North America and Europe. All payments for the program were completed as of June 30, 2004.

         During fiscal 2002, we recorded impairment costs of $10.0 million. These impairments were primarily related to obsolete airlaid nonwovens packaging equipment that was replaced with more efficient StacPac(TM) packaging lines.

Net interest expense and amortization of debt costs

         We incurred net interest expense and amortization of debt costs of $46.4 million in fiscal 2004 compared to $46.5 million for the prior fiscal year. The consistency is the result of several offsetting factors. Lower interest rates and average debt levels during fiscal 2004 offset both the negative impact of the termination of the interest rate swap and the additional expense of holding the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 concurrently for 30 days during the first half of fiscal 2004. Net interest and amortization of debt costs were $1.6 million lower in fiscal 2003 compared to $48.1 million incurred in fiscal 2002. This decrease was primarily due to lower interest rates in fiscal 2003, which were partially offset by $1.8 million of interest capitalization in fiscal 2002.

Loss on early extinguishment of debt costs

         On September 22, 2003, we placed privately $200 million in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005. As a result of the extinguishment, $3.3 million was expensed during the first quarter of fiscal 2004. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs. See Note 8, Debt, in the Consolidated Financial Statements for further discussion of the debt issuance and related extinguishment.

Foreign exchange, amortization of intangibles and other

          Foreign exchange, amortization of intangibles and other expense in fiscal 2004, 2003 and 2002 were $2.0 million, $2.4 million and $3.4 million, respectively. The decrease in fiscal 2004 was due primarily to the absence of expenses related to the settlement of a lawsuit and the negative impact of a natural gas forward contract recognized in fiscal 2003, partially offset by lower foreign currency gains. The $1.0 million favorable variance in fiscal 2003 from 2002 was due primarily to an increase of $3.1 million in foreign currency gains partially offset by the lawsuit settlement and the natural gas forward contract.

Income taxes

          Our effective tax rate for fiscal 2004 was 37.4% versus 40.8% in fiscal 2003 and 36.7% in fiscal 2002. This decrease in fiscal 2004 and the increase in 2003 were primarily attributable to the utilization of a foreign net operating loss carryforward in fiscal 2003 that had previously been fully reserved. During the fourth quarter of fiscal 2004, we recorded a net tax benefit of $0.8 million resulting from changes in estimates used in our prior year end tax provision compared to the actual amounts utilized in filing our 2003 tax return. For further information on income taxes see Note 11 in the Consolidated Financial Statements.

Cumulative effect of change in accounting

         Planned maintenance activities

         Historically, we accrued expenses related to extended maintenance shutdowns at our Perry, Florida facility. However, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. The effect of applying the new method for the year ended June 30, 2004 is a decrease in net loss of $0.3 million. This decrease in net loss is composed of a profit increase of $9.1 million pre-tax ($5.7 million net-of-tax reported as a cumulative effect of accounting change), offset by $8.5 million ($5.4 million net-of-tax) in additional cost of goods sold which was the cost of the planned maintenance activity performed in 2004. See Note 2, Changes in Accounting, in the Consolidated Financial Statements for further discussion of this change in accounting.

         Goodwill

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

Cash Flow

Net cash provided by operating activities

         For the years ended June 30, 2004, 2003 and 2002, we provided cash from operating activities of $65.7 million, $55.2 million and $27.9 million, respectively. The $10.5 million increase in fiscal 2004 was primarily due to a targeted decrease in inventories and decreased accounts receivable. Approximately $10 million of the accounts receivable decrease was a permanent reduction due to a change in our cash management strategy, as we began discounting large letters of credit, enabling us to reduce our debt and interest costs. These improvements in cash from operating activities were partially offset by lower accounts payable and the expenditures at our Foley plant for a planned maintenance shutdown. The $27.3 million improvement in fiscal 2003 cash flow was due to a $16.1 million increase in operating results before the effect of certain non-cash charges (a change in accounting and impairment of long-lived assets). Additionally, reductions in inventories and the receipt of an $18.3 million federal tax refund, that reduced prepaid expenses, contributed to the improved cash flows from operations in fiscal 2003. These improvements were partially offset by an increase in accounts receivable due to a change in the terms of a supply contract with a significant customer.

Net cash used in investing activities

         In fiscal 2004, we used $32.2 million cash in investing activities, as compared to $20.4 million in fiscal 2003. The increase of $11.8 million in fiscal 2004 was primarily due to the absence of redemptions of short-term investments which occurred in fiscal 2003 and the expenditure at our Foley plant for a planned maintenance shutdown and capital expenditures at our Memphis Tennessee facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility. In fiscal 2003, we reduced the cash used in investing activities by $25.7 million. $17.7 million of the reduction was due to the redemption of short term investments in fiscal 2003 that had been purchased in fiscal 2002. The remaining decrease in fiscal 2003 was due to continued efforts to reduce capital expenditures and the lack of any major construction or projects during the year.

         Overall, we used cash to make capital expenditures for property, plant and equipment of $31.9 million in fiscal 2004, $28.4 million in fiscal 2003, $36.0 million in fiscal 2002. In fiscal 2003 and fiscal 2002, we made these expenditures primarily to construct, purchase, modernize and upgrade our production equipment and facilities. A large portion of our capital expenditures in fiscal 2004 related to the Foley plant planned maintenance shutdown and the transfer of cotton cellulose paper products, that were previously manufactured at our Lumberton plant, to our Memphis plant. We expect to increase capital expenditures in fiscal 2005 by about $10 million, primarily related to the upgrade of our Americana facility.

Net cash provided by (used in) financing activities

         In fiscal 2004, we restructured our debt position by eliminating debt that came due in calendar 2005. We redeemed our $150 million senior subordinated notes due 2005 and made a permanent reduction on our revolving credit facility by issuing $200 million of senior notes due 2013. In addition, we established a $220 million senior secured credit facility of which $70 million matures in 2008 and $150 million matures in 2010. This facility amended our revolving credit facility due in 2005. (See Note 8 to the Consolidated Financial Statements for further information.)

         In fiscal 2003, we used cash to repay $42.5 million in debt including a $22.0 million note payment to UPM-Kymmene in connection with the purchase of Walkisoft. In May 2002, we sold 2,150,000 shares of common stock at a price of $10.00 per share. The net proceeds of the offering were $21.4 million. We also used additional borrowings under our bank credit facilities along with the cash provided by operating activities to make our 2002 $22.0 million note payment to UPM-Kymmene.

         Our board of directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. In fiscal 2004, we repurchased no shares of our common stock. Through June 30, 2004, we had repurchased a total of 5,009,300 shares under the current board authority. At June 30, 2004, we were prohibited from repurchasing our common stock under the terms of our senior secured credit facility.

Contractual Obligations

         The following table summarizes our significant contractual cash obligations as of June 30, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.


(In millions)                                                  Payments Due by Period
----------------------------------------------------------------------------------------------------------------
                                                      Less than                                   Greater than
Contractual Obligations                  Total          1 year      1-3 years      3-5 years         5 years
----------------------------------------------------------------------------------------------------------------

Long-term obligations (1)......           $ 911.9       $ 60.7        $ 97.1       $ 254.7           $ 499.4
Capital lease obligations (2)..               3.2          0.8           1.6           0.8                 -
Operating leases (2)...........               3.0          1.4           1.2           0.4                 -
Timber commitments (3).........              87.0         13.0          26.0          27.0              21.0
Lint commitments (4)...........              15.5         15.5             -             -                 -
Other purchase commitments (5)               17.4         13.5           3.9             -                 -
                                     ---------------------------------------------------------------------------
Total contractual cash
   obligations.................          $1,038.0      $ 104.9       $ 129.8       $ 282.9           $ 520.4
                                     ===========================================================================

(1) Amounts include related interest payments. Interest payments for variable debt of $145.3 million are based on the effective rate as of June 30, 2004 of 3.8%. See Note 8 to the Consolidated Financial Statements for further information on interest rates.

(2)  Capital lease obligations represent principal and interest payments. See
     Note 9 to the Consolidated Financial Statements for further information.

(3) See Note 17 to the Consolidated Financial Statements for further information.

(4) Lint commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Liquidity and capitalization

         We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of June 30, 2004 and believe we will remain in compliance. These sources of financing are described in detail in
Note 8 to the Consolidated Financial Statements.

         Our total debt decreased to $606.7 million at June 30, 2004 from $664.5 million at June 30, 2003, a decrease of $57.8 million. From June 30, 2002 to June 30, 2003, total debt decreased by $36.7 million. Our total debt as a percentage of our total capitalization was 72.6% at June 30, 2004 as compared to 71.6% at June 30, 2003 and 73.4% at June 30, 2002.

         On June 30, 2004, we had $67.7 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of June 30, 2004, our liquidity, including available borrowings and cash and cash equivalents was approximately $55 million. Management believes this is sufficient liquidity to meet the needs of the business. We believe we will continue to have positive cash flow and this potential limitation is not an issue.

         Under our senior secured credit facility, we are required to make a payment on our term loan for 50% of our excess cash flow (as defined under the credit agreement), based on the 2004 fiscal year. This payment, of approximately $15.4 million, was made during July and August of 2004.

         Shelf Registration. On March 15, 2002, we filed a Form S-3 shelf registration statement. By its terms, the shelf registration statement allows us to issue from time to time various types of securities, including common stock, preferred stock and debt securities, up to an aggregate amount of $300 million. We filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002.

         On May 16, 2002, we sold 2,150,000 shares of common stock under this registration statement at a price of $10.00 per share. The net proceeds of the offering were $21.4 million. We used these proceeds for general corporate purposes. We have no plans to issue any additional securities at this time.

         While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

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

Allowance for doubtful accounts

         We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), our estimates of the recoverability of amounts due could be reduced by a material amount. During fiscal 2004, a significant customer filed for bankruptcy protection. As a result of this change in circumstances, we recorded an increase in our estimate for bad debts of $3.3 million. Historically, bad debt expense for fiscal years 2004, 2003 and 2002 have been $4.0 million, $0.3 million and $1.4 million, respectively.

Deferred income taxes

         Deferred income tax assets and liabilities are recognized based on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record a valuation allowance to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those events. In fiscal 2003, we utilized a $1.0 million foreign net operating loss carryforward that had been fully reserved, in fiscal 2002, we realized a $0.6 million benefit in Canada and in fiscal 2001, we realized a $0.5 million benefit in Germany, both due to changes in tax laws. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period that such determination is made.

Depreciation

         We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. Under this method, we calculate depreciation based on the expected total productive hours of the assets and, in any case, subject to a minimum level of depreciation. We review our estimate of total productive hours at least annually. If the estimated productive hours of these assets change based on changes in utilization and useful life assumptions, we adjust depreciation expense per unit of production accordingly. We use the straight-line method for determining depreciation on our other capital assets. During fiscal 2004, based on changes in utilization estimates, we increased depreciation expense by $0.2 million. We had no changes in estimates or assumptions during fiscal 2003 or 2002.

Inventory valuation

         Inventories are valued at the lower of cost or market. The market price of our inventory is subject to variation. During periods when market prices decline below net book value, we may need to provide an allowance to reduce the carrying value of our inventory. In addition, certain items in inventory may be considered obsolete. We may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on our reported financial position or results of operations. We recognize the impact of any changes in estimates, assumptions and judgments in income in the period in which it is determined.

Long-lived assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, recoverability is evaluated based on the undiscounted cash flows expected to be generated by the asset. If the carrying value of the assets are determined not be recoverable, then an impairment is recognized when the fair value associated with the asset group is less than the carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. During fiscal 2004, we announced the closure of the Cork, Ireland facility. As a result of this change in circumstances, we estimated the fair value of the long-lived assets resulting in an impairment charge of $43.0 million. Based on the estimated fair values of long-lived assets, we have recorded impairment charges of $45.0 million, $36.5 million and $10.0 million for years ended June 30, 2004, 2003, and 2002, respectively. If circumstances change, our estimated fair values may be impacted and have a material effect on our reported financial position and results of operations. See Note 4 of our Consolidated Financial Statements for further information concerning impairment charges.

         We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS No. 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives, and these assets will also be subject to an impairment test based on estimated fair value. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainly of future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit's internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record additional impairment losses in the future.

Planned maintenance activities

         Through June 30, 2003, we accounted for major planned maintenance activities at our specialty fiber plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed maintenance costs as incurred.

         We re-evaluated this critical accounting policy and, effective July 1, 2003, changed our method of accounting from the accrue in advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry. We do not consider the direct expense method of accounting for planned maintenance activities to be a critical accounting policy. See Note 2 in the Consolidated Financial Statements for further discussion.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

         We are exposed to market risk from changes in foreign exchange rates, interest rates, raw material costs and the price of certain commodities used in our production processes. To reduce such risks, we selectively use financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures. Further, we do not enter into financial instruments for trading purposes.

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

Interest Rates

         The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end. The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2004 were $604.0 million and $601.3 million, respectively, and at June 30, 2003 were $661.2 million and $653.3 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to $14.7 million increase in the fair value of long-term debt.

         We had $145.3 million of variable rate long-term debt outstanding at June 30, 2004. At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $1.5 million unfavorable impact on our pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to European interbank rates and U.S. prime rates.

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

         We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not generally hedge these net investments. However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $174.9 million and $180.4 million at June 30, 2004 and 2003, respectively. The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $20.0 million at June 30, 2004. This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

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

Commodities

         In order to minimize market exposure, we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2004 or 2003 requiring fair value treatment.

         Exposure to commodity products also creates volatility in pricing. If our research and development efforts do not result in the commercialization of new, proprietary products, we will continue to have significant exposure to fluff pulp and other commodity products, which could result in volatility in sales prices and profits.

Industry Cyclicality

         The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical. The markets for most cellulose based products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control. The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason. Financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete. It is not certain that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels. The demand, cost and prices for our products may thus fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

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

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting our operations, markets, products, services and prices, and other factors. The forward-looking statements included in this document are only made as of date of this document and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.   Financial Statements and Supplementary Data

          See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          We had no changes in or disagreements with our independent auditors.

Item 9a.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2004 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

         There have been no changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors during our fourth quarter that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

 PART III

Item 10.   Directors and Executive Officers of the Registrant

         Information regarding members of the Board of Directors will be presented in our definitive proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by reference. Information regarding our executive officers is included above in Part I of the Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G93) of Form 10-K. Our Code of Business Conduct & Ethics is included as Exhibit 99.1 of this Form 10-K and will be available on our website.

Item 11.   Executive Compensation

         Information relating to this item will be included in our 2004 Annual Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information relating to this item will be included under the caption "Buckeye Stock Ownership" and "Executive Compensation" in our 2004 Annual Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

         Information relating to this item will be included in our 2004 Annual Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
         Information regarding principal accountant fees and services will be included in our 2004 Annual Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    (a)    (1)  Financial Statements
                - See Index to Consolidated Financial Statements and Schedule on page F-1.

           (2)  Financial Statement Schedules
                - See Index to Consolidated Financial Statements and Schedule on page F-1. All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

           (3)  Listing of Exhibits
                 3.1   Second Amended and Restated Certificate of
                       Incorporation (4)
             3.1 (a)   Articles of Amendment to the Second Amended and Restated
                       Certificate of Incorporation of Registrant (5)
                 3.2   Amended and Restated By-laws of the Registrant. (8)
                 4.1 First Amendment to the Rights Agreement. (The Rights Agreement was filed on Form 8-A, November 20, 1995). (2)
                 4.2 Indenture for 9 1/4% Senior Subordinated Notes due 2008, dated July 2, 1996 (1)
                 4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998(5)
                 4.4 Indenture for 8 1/2% Senior Notes due 2013, dated September 22, 2003(10)
                10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant(6)
                10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.(9)
                10.3   Form of Management Stock Option Subscription Agreement(6)
                10.4   Form of Stock Option Subscription Agreement(6)
                10.5 Amended and Restated Formula Plan for Non-Employee Directors(3)
                10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated
                       October 30, 1995.(7)
                10.7 Amended and Restated Credit Agreement dated November 5, 2003 among the Registrant; Fleet National Bank; Fleet Securities Inc.; Citigroup Global Markets Inc.; UBS Security LLC; Citibank N.A.; UBS, AG Stanford Branch;
                       and the other lenders party thereto. (11)
                21.1   Subsidiaries of the Registrant.
                23.1   Consent of Ernst & Young LLP.
                31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on August 25, 2004.
                31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. on August 25, 2004.

                32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, the Chief Executive Officer of Buckeye Technologies Inc. on August 25, 2004.
                32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kristopher J. Matula, the Chief Financial Officer of Buckeye Technologies Inc. on August 25, 2004.
                99.1   Code of Business Conduct and Ethics

        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
        (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1997 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2000.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.
        (5) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file No. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.
        (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1998.
        (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.
        (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
        (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 2001.
       (10) Incorporated by reference to the Registrant's Registration Statement Form S-4, file no. 333-110091, as filed with the Securities and Exchange Commission on October 30, 2003.
       (11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2003.
          *  This certification accompanies the Periodic Report pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 and shall be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K
         During the quarter ended June 30, 2004, the following reports were filed on Form 8-K or 8-K/A

      - Report dated April 1, 2004, announcing the closure of the Cork, Ireland manufacturing facility.

      - Report dated April 2, 2004, announcing the scheduling of the conference call regarding operating results for the quarter ended March 31, 2004.

      - Reported dated April 21, 2004, announcing January - March 2004 operating results.

      - Report dated April 23, 2004, announcing the plan to upgrade capability of Americana, Brazil cotton cellulose plant.

(c) See exhibits listed under Item 15(a).

(d) Not applicable - see Item 15(a)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By: /S/ DAVID B. FERRARO
--------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: August 25, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /S/ DAVID B. FERRARO
--------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: August 25, 2004




By:  /S/ SAMUEL M. MENCOFF
--------------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: August 25, 2004



By:  /S/ HENRY F. FRIGON
--------------------------------------------------------------------------------
Henry F. Frigon, Director
Date: August 25, 2004


By:  /S/ RED DAVANEY
--------------------------------------------------------------------------------
Red Cavaney, Director
Date: August 25, 2004



By:  /S/ KRISTOPHER J. MATULA
--------------------------------------------------------------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer
Date: August 25, 2004

                            BUCKEYE TECHNOLOGIES INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                         PAGE

Report of Management................................................................                       F-2
Report of Independent Registered Public Accounting Firm.............................                       F-3
Financial Statements as of June 30, 2004, June 30, 2003 and for the Three Years
   Ended June 30, 2004:
Consolidated Statements of Operations...............................................                       F-4
Consolidated Balance Sheets.........................................................                       F-5
Consolidated Statements of Stockholders' Equity.....................................                       F-6
Consolidated Statements of Cash Flows...............................................                       F-7
Notes to Consolidated Financial Statements..........................................                       F-8
Schedule:
       Report of Independent Registered Public Accounting Firm, on Financial Statement Schedule           F-34
       Schedule II - Valuation and Qualifying Accounts..............................
                                                                                                          F-35

Report of Management

         The management of Buckeye Technologies Inc. is committed to providing financial reports that are complete, accurate, and easily understood.

         The consolidated financial statements and financial information included in this report have been prepared in accordance with accounting principles generally accepted in the United States and in the opinion of management fairly and completely present the Company's financial results. Our independent auditor, Ernst & Young LLP, has examined our financial statements and expressed an unqualified opinion.

         Ensuring the accuracy of financial statements starts at the top of the Company. Our Board of Directors provides oversight as the representative of the stockholders. Our Audit Committee, consisting entirely of independent Directors, meets regularly with management and the independent auditors to review our financial reports.

         The Company's senior management, our Corporate Leadership Team, is actively involved in all aspects of the business. This group understands key strategies and monitors financial results. We maintain a system of internal control which provides reasonable assurance that transactions are accurately recorded and assets are safeguarded. All of the Company's officers and financial executives adhere to the Company's Code of Ethics and provide written confirmation of their compliance annually.

         Buckeye was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.





/S/ DAVID B. FERRARO                /S/ JOHN B. CROWE                  /S/ KRISTOPHER J. MATULA
David B. Ferraro                    John B. Crowe                      Kristopher J. Matula
Chairman of the Board and           President and                      Executive Vice President and
Chief Executive Officer             Chief Operating Officer            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Buckeye Technologies Inc.

         We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U. S. generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for planned maintenance activities in 2004 and the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.


                                   /s/ Ernst & Young LLP


Memphis, Tennessee
July 30, 2004

Consolidated Statements of Operations
(In thousands, except per share data)

                                                                              Year Ended June 30
                                                                       2004            2003           2002
                                                                ----------------------------------------------
Net sales.................................................          $656,913      $  641,082      $ 635,218
Cost of goods sold........................................           579,472         558,221        557,963
                                                                ----------------------------------------------
Gross margin..............................................            77,441          82,861         77,255
Selling, research and administrative expenses.............            42,423          37,896         37,101
Impairment of long-lived assets...........................            45,908          36,503          9,984
Restructuring costs.......................................             5,945           1,636          1,605
                                                                ----------------------------------------------
Operating income (loss)                                              (16,835)          6,826         28,565
Other income (expense):
     Interest income......................................               923           1,062            535
     Interest expense and amortization of debt costs......           (47,284)        (47,526)       (48,586)
     Loss on early extinguishment of debt.................            (4,940)             -               -
     Foreign exchange, amortization of intangibles and
       other..............................................            (1,971)         (2,378)        (3,438)
                                                                ----------------------------------------------

Loss before income taxes and cumulative effect of
       change in accounting...............................           (70,107)        (42,016)       (22,924)

Income tax benefit........................................           (26,197)        (17,122)       ( 8,420)
                                                                ----------------------------------------------
Loss before cumulative effect of change in
      accounting.....................................                (43,910)        (24,894)       (14,504)
Cumulative effect of change in accounting (net of
      tax of $3,359, $0 and $0, respectively)........                  5,720               -        (11,500)
                                                                ----------------------------------------------
Net loss.............................................               $(38,190)      $ (24,894)     $ (26,004)
                                                                ==============================================

Basic and diluted loss per share before cumulative
      effect of change in accounting.................               $  (1.18)      $   (0.67)     $   (0.42)

Cumulative effect of change in accounting............               $   0.15       $       -      $   (0.33)

Basic and diluted loss per share.....................               $  (1.03)      $   (0.67)     $   (0.74)

Proforma amounts, assuming change in accounting
     method for planned maintenance activities is applied
      retroactively:
        Net loss.....................................               $(43,910)      $ (23,513)     $ (25,399)
        Basic and diluted loss per share.............               $  (1.18)      $   (0.64)     $   (0.73)

Weighted average shares for basic and diluted earnings
     per share.......................................                 37,075          36,965         34,906
                                                                ==============================================

See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

                                                                                          June 30
                                                                                 2004                 2003
                                                                          ----------------------------------------
Assets
Current assets:
     Cash and cash equivalents................................                   $ 27,235           $  49,977
     Cash, restricted.........................................                          -               3,375
     Accounts receivable - trade, net of allowance for doubtful accounts
       of $4,240 in 2004 and $721 in 2003.....................                    110,209             123,303
     Accounts receivable - other..............................                      2,158               2,980
     Inventories..............................................                    107,439             136,705
     Deferred income taxes....................................                      3,655               5,843
     Prepaid expenses and other...............................                      6,552               7,694
                                                                          ----------------------------------------
Total current assets..........................................                    257,248             329,877

Property, plant and equipment, net............................                    537,632             594,138
Goodwill, net.................................................                    130,172             129,631
Intellectual property and other, net..........................                     41,023              44,239
                                                                          ----------------------------------------
Total assets..................................................                  $ 966,075         $ 1,097,885
                                                                          ========================================

Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable...................................                   $ 27,130           $  37,007
     Accrued expenses.........................................                     45,337              48,360
       Current portion of capital lease obligation............                        632                 583
     Current portion of long-term debt........................                     16,972              41,718
                                                                          ----------------------------------------
Total current liabilities.....................................                     90,071             127,668

Long-term debt................................................                    587,076             619,474
Accrued postretirement benefits...............................                     18,931              18,882
Deferred income taxes.........................................                     37,956              66,728
Capital lease obligation......................................                      2,068               2,700
Other liabilities.............................................                        628                 549

Commitments and contingencies (Notes 8, 9, 12, 17, and 18)....

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
   none issued or outstanding.................................                          -                   -
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued and 37,074,529 and 36,973,478
   shares outstanding at June 30, 2004 and 2003, respectively                         431                 431
Additional paid-in capital....................................                     53,824              55,517
Deferred stock compensation...................................                       (230)               (282)
Accumulated other comprehensive loss..........................                       (569)             (3,410)
Retained earnings.............................................                    255,549             293,739
Treasury shares, 5,839,262 and 6,169,292 shares at
     June 30, 2004 and 2003, respectively.....................                    (79,660)            (84,111)
                                                                          ----------------------------------------
Total stockholders' equity....................................                    229,345             261,884
                                                                          ----------------------------------------
Total liabilities and stockholders' equity....................                  $ 966,075          $1,097,885
                                                                          ========================================


See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

                                                                               Accumulated
                                                    Additional    Deferred        other
                                          Common      paid-in       stock     comprehensive  Retained   Treasury
                                          stock       capital   compensation       loss      earnings    shares       Total
                                         -------------------------------------------------------------------------------------
Balance at June 30, 2001                   $431     $ 65,125      $(202)      $ (58,289)   $ 344,637  $ (121,680)    $230,022
                                           ====     ========      ======      ==========   =========   ===========   =========
Comprehensive income (loss):
     Net  loss......................          -            -          -               -      (26,004)          -      (26,004)
     Other comprehensive income:
         Foreign currency translation
           adjustment...............          -            -          -          21,908            -           -       21,908
                                                                                                                      --------
Comprehensive loss.................                                                                                    (4,096)
Issuance of 2,756,859 shares of common
   stock                                      -      (11,054)         -               -            -      37,482       26,428
Tax benefit on option exercise......          -        1,356          -               -            -                    1,356
Termination of restricted stock.....          -            -          -               -            -         (60)         (60)
Deferred stock compensation.........          -           90        (90)              -            -           -            -
Amortization of deferred stock
   compensation.....................          -            -         10               -            -           -           10
                                           ----      -------      -----        ---------   ----------    ---------    --------
Balance at June 30, 2002                   $431     $ 55,517      $(282)      $ (36,381)   $ 318,633    $ (84,258)   $253,660
                                           ====     ========      ======      ==========   ==========    =========    ========
Comprehensive income (loss):
     Net loss.......................          -            -          -               -      (24,894)           -     (24,894)
     Other comprehensive income:
         Foreign currency translation
           adjustment...............          -            -          -          32,971            -            -      32,971
                                                                                                                       -------
Comprehensive income................                                                                                    8,077
Issuance of 24,578 shares of common
    stock...........................          -            -          -               -            -          147         147
                                           ----      --------     ------      ----------    ----------    --------    --------
Balance at June 30, 2003                    $431     $ 55,517     $(282)        $(3,410)   $ 293,739    $ (84,111)   $261,884
                                            ====     ========     ======      ==========   ===========   =========    ========
Comprehensive income (loss):
     Net loss.......................           -            -         -               -    $ (38,190)           -    $(38,190)
     Other comprehensive income:
         Foreign currency translation
           adjustment...............           -            -         -           2,841            -            -       2,841
                                                                                                                       -------
Comprehensive loss .................                                                                                  (35,349)
Issuance of 326,219 shares of common
    stock...........................           -       (1,782)        -               -            -        4,416       2,634
Tax benefit on option exercise......           -          105         -               -            -            -         105
Termination of restricted stock.....           -            -         -               -            -           (5)         (5)
Deferred stock compensation.........           -          (16)       16               -            -            -           -
Amortization of deferred stock
    compensation....................           -            -        36               -            -            -          36
Directors stock compensation
    (4,469 shares)..................           -            -         -               -            -           40          40
                                            ----     ---------    ------       ---------   ----------     --------    --------
Balance at June 30, 2004                    $431     $ 53,824     $(230)          $(569)   $ 255,549    $ (79,660)   $229,345
                                            ====     =========    ======       =========   ==========     ========    ========

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                   Year Ended June 30
                                                                           2004               2003        2002
                                                                ------------------------------------------------------
Operating activities
Net loss.............................................                  $(38,190)          $(24,894)       $ (26,004)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Cumulative effect of change in accounting.......                    (5,720)                 -           11,500
     Impairment of long-lived assets.................                    45,908             36,503            9,984
     Depreciation and depletion......................                    45,675             46,500           45,096
     Amortization....................................                     4,227              5,588            5,525
     Loss on early extinguishment of debt............                     4,940                 -                 -
     Deferred income taxes...........................                   (27,340)           (13,489)           9,142
     Provision for bad debts.........................                     4,010                296            1,355
     Other...........................................                       867                289              346
     Changes in operating assets and liabilities:
         Accounts receivable.........................                    11,716            (25,267)          10,688
         Inventories.................................                    29,838             14,284           (3,411)
         Prepaid expenses and other assets...........                    (1,302)            13,827          (10,807)
         Accounts payable and other current liabilities                  (8,973)             1,569          (25,489)
                                                                ------------------------------------------------------
Net cash provided by operating activities............                    65,656             55,206           27,925

Investing activities
Purchases of property, plant and equipment...........                   (31,871)           (28,424)         (35,972)
Redemptions (purchases) of short term investments....                         -              8,863           (8,863)
Other................................................                      (374)              (872)          (1,292)
                                                                ------------------------------------------------------
Net cash used in investing activities................                   (32,245)           (20,433)         (46,127)

Financing activities
Net proceeds from sale of equity interests...........                     2,667                  -           26,233
Net borrowings (payments) under revolving line of
   credit............................................                  (224,026)           (19,923)          54,040
Issuance of long-term debt...........................                   350,000                 -                 -
Payments for debt issuance costs.....................                    (9,070)              (671)          (2,157)
Payments related to early extinguishment of debt.....                    (2,115)                -                 -
Proceeds from termination of swap                                         4,000                 -                 -
Principal payments on long-term debt and other.......                  (178,333)           (22,539)         (18,459)
                                                                ------------------------------------------------------
Net cash provided by (used in) financing activities..                   (56,877)           (43,133)          59,657
Effect of foreign currency rate fluctuations on cash                        724              2,331            1,619
                                                                ------------------------------------------------------
Increase (decrease) in cash and cash equivalents.....                   (22,742)            (6,029)          43,074
Cash and cash equivalents at beginning of year.......                    49,977             56,006           12,932
                                                                ------------------------------------------------------
Cash and cash equivalents at end of year.............                   $27,235           $ 49,977         $ 56,006
                                                                ======================================================


See accompanying notes.

Notes to Consolidated Financial Statements
(In thousands, except share data)

1. Accounting Policies

Business Description and Basis of Presentation

         Our financial statements are consolidated financial statements of Buckeye Technologies Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         We manufacture and distribute value-added cellulose-based specialty products used in numerous applications including disposable diapers, personal hygiene products, engine air and oil filters, food casings, rayon filament, acetate plastics, thickeners, and papers.

Cash and Cash Equivalents

         We consider cash equivalents to be temporary cash investments with maturity of three months or less when purchased.

Inventories

         Inventories are stated at the lower of cost (determined on average cost or first-in, first-out methods) or market.

Allowance for Doubtful Accounts

         We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change
(i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), our estimates of the recoverability of amounts due could be reduced by a material amount.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2004, 2003 and 2002 was $67, $70 and $1,772, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. Other capital assets use the straight-line method for determining depreciation. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings--30 to 40 years; machinery and equipment--3 to 16 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

Long-Lived Assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Note 3 for information concerning impairment charges.

         Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods ranging from 30 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. Accumulated amortization was $19,231 and $19,108 at June 30, 2004 and 2003, respectively. No impairment was recorded during the year ending June 30, 2004. The change in accumulated amortization resulted from changes in foreign currency exchange rates during the period. A corresponding amount is recorded as a translation adjustment in stockholders' equity.

Intellectual Property and Other

         At June 30, 2004 and 2003, we had intellectual property totaling $29,195 and $30,690, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac(TM) technology. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $10,112 and $7,852 at June 30, 2004 and 2003, respectively. Intellectual property amortization expense of $2,244, $2,329 and $2,136 was recorded during the years June 30, 2004, 2003 and 2002, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $2,168 in 2005, $2,130 in 2006, $2,135 in 2007, $2,019 in 2008 and $2,000 in 2009.

         Deferred debt costs of $10,898 and $6,399 at June 30, 2004 and 2003, respectively are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $5,755 and $9,601 at June 30, 2004 and 2003, respectively.

Income Taxes

         We provide for income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with theses undistributed foreign earnings.

Risk Management

         We periodically use derivatives and other financial instruments to hedge exposures to natural gas, interest rates and currency risks. For hedges which meet the SFAS 133, Accounting for Derivative Instruments and Hedging Activities, criteria, we formally designate and document the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value. At June 30, 2004, we had no derivatives.

Credit Risk

         We have established credit limits for each customer. We generally require the customer to provide a letter of credit for export sales in high-risk countries. Credit limits are monitored routinely.

Environmental Costs

         Liabilities are recorded when environmental assessments are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

Revenue Recognition

         We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Discounts and allowances are comprised of trade allowances, cash discounts and sales returns.

Shipping and Handling Costs

         Amounts related to shipping and handling and billed to a customer in a sale transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Foreign Currency Translation

         Management has determined that the local currency of our German, Irish, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "Other income (expense)" in the results of operations. Transaction gains and (losses) of $224, $1,095 and $(1,974) were recorded during the years ended June 30, 2004, 2003 and 2002, respectively.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

         Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, income tax liabilities, and contingent liabilities.

         During 2002, we changed our estimate of accrual for planned maintenance shutdowns based on a change in the estimated timing of the shutdown. The effect of the change was to decrease cost of goods sold $53 and $1,981 for fiscal years 2003 and 2002, respectively. Effective July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method eliminating the requirement to estimate the timing and cost of future shutdowns. See Note 2 for further discussion of this change in accounting.

Earnings Per Share

         Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Diluted loss per share amounts for 2004, 2003 and 2002 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.

Stock-Based Compensation

         At June 30, 2004, we had stock-based compensation plans which we account for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to our stock-based awards.

                                                                            Year Ended June 30
                                                                 2004                2003              2002
                                                     ----------------------------------------------------------

Net loss as reported........................                  $(38,190)          $ (24,894)         $(26,004)
     Deduct: Total stock-based compensation
            expense determined under fair value
            based method, net of related tax
            effect..........................                    (1,511)             (3,089)           (2,788)
                                                     ----------------------------------------------------------
Pro forma net loss..........................                  $(39,701)           $(27,983)         $(28,792)
                                                     ==========================================================
Basic and diluted loss per share:
     As reported............................                  $  (1.03)           $  (0.67)         $  (0.74)
     Pro forma..............................                  $  (1.07)           $  (0.76)         $  (0.82)

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year classifications.

2. Changes in Accounting

Planned maintenance activities

         Through June 30, 2003, we accounted for major planned maintenance activities at our specialty fiber plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed maintenance costs as incurred.

        During fiscal 2004, we re-evaluated this critical accounting policy and, effective July 1, 2003, changed our method of accounting from the accrue in advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry.

        The effect of applying the new method for the year ended June 30, 2004 is a decrease in net loss of $349 or $0.01 per share. This decrease in net loss is composed of a profit increase of $9,079 pre-tax ($5,720 net-of-tax reported as a cumulative effect of accounting change), offset by $8,525 ($5,371 net-of-tax) in additional cost of goods sold which was the cost of the planned maintenance activity performed in 2004.

         The following table reflects the restated net income as if the change in accounting for planned maintenance activities were handled retroactively.

                                                                                  Year Ended June 30
                                                                          2004           2003           2002
                                                                      ---------------------------------------------
      Net loss as reported...................................             $(38,190)      $(24,894)     $(26,004)
      Deduct: Cumulative effect of change in accounting for
           planned maintenance costs, net of tax.............                5,720              -             -
      Add: Major planned maintenance costs accrued and
           deducted from net income, net of tax..............                    -          1,381           605
                                                                      ---------------------------------------------

      Proforma net loss......................................             $(43,910)      $(23,513)     $(25,399)
                                                                      =============================================

      Basic and diluted loss per share:
               As reported...................................             $  (1.03)      $  (0.67)     $  (0.74)
                Pro forma....................................             $  (1.18)      $  (0.64)     $  (0.73)

Goodwill

         In June 2001, the FASB issued SFAS 141, Business Combinations (SFAS
141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). We adopted SFAS 142 on July 1, 2001 and discontinued the amortization of goodwill. Under the guidelines of SFAS 142, we completed our impairment assessments of the carrying value of goodwill. In the assessment of the carrying value of goodwill, management developed its best estimate of operating cash flows over the period approximating the remaining life of the business' long-lived assets.

         Based on this assessment, effective July 1, 2001, we reduced our goodwill by $11,500 in our converting business, which was purchased as part of the Merfin acquisition in 1997. There was no tax benefit recorded as a result of the reduction in the carrying value of the goodwill. The low growth rate in the converting business did not support its previous carrying value of goodwill on a discounted basis. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

3. Impairment of Long-Lived Assets

         During March of 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products is growing in the low to mid-single digits, the growth in demand has not been sufficient to fully utilize existing capacity. As such, industry participants have been rationalizing production by taking down time, reducing operating shifts and closing facilities.

         Due to excess production capacity around the globe, we have operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork is higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other nonwoven materials manufacturing facilities. Production at Cork ceased during July of 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we believe the commitment to discontinue production represented an indicator of impairment and subsequently we evaluated the value of the property, plant, and equipment associated with the Cork facility. Under this guidance, we determined that these long-lived assets, with a carrying amount of $48,359 (net of $6,914 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $5,409, resulting in an impairment charge of $42,950. Fair value was based on the estimated salvage value of the Cork facility as we do not believe the facility can be utilized for its intended purpose and we will eventually abandon the property. The salvage value incorporated assumptions that marketplace participants would likely use in estimating the fair value of the Cork facility. Subsequent to the July closure of the facility, we began to actively market the building and equipment with carrying values of $4,028 and $1,349, respectively.

We anticipate the sale of the building and equipment will be completed during fiscal 2005.

         During fiscal 2004, we also impaired certain equipment and other capitalized costs at specialty fibers facilities in the United States. These assets consisted of equipment that was replaced with more cost effective technology, engineering costs and capitalized interest for a long delayed project, and assets related to idled equipment. In evaluating these assets with a total carrying amount of $3,209, it was determined that the carrying value was not recoverable and the estimated fair value was $251. Management recognized an impairment charge of $2,958.

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper over the last five years. We will continue to produce cosmetic cotton products at the Lumberton site. Accordingly, management evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS 144, management determined that long-lived assets (property, plant and equipment) with a carrying amount of $36,462 were impaired and wrote them down to their estimated fair value of $7,866. The resulting impairment charge of $28,596 is reflected in the statement of operations during 2003. Fair value was based on the present value method of estimating future cash flows and incorporated assumptions that marketplace participants would likely use in estimating fair value for the Lumberton facility, using a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

         During fiscal 2003, we decided to abandon certain waste removal equipment at airlaid nonwovens facilities, which had a carrying value of $2,859. Management has determined that the estimated fair value of the abandoned equipment, which did not operate as intended, was $104. The resulting impairment charge of $2,755 is reflected in the statement of operations during 2003. We also decided to impair an idled airlaid nonwovens machine after determining the additional capacity will not be needed in the foreseeable future. Therefore, we fully impaired the asset with a carrying value of $4,767.

         Additionally, during fiscal 2003 we impaired certain engineering costs incurred for use at the Florida specialty fibers plant. The carrying value of these engineering costs was $385. Since we abandoned the portion of a project that relied on these drawings, the asset had no remaining value and was fully impaired.

         During the year ended June 30, 2002, we recorded impairment costs of $9,984. These impairments are primarily related to obsolete airlaid nonwovens packaging equipment that was replaced with more efficient StacPac(TM) packaging lines.

4. Restructuring Costs

         During fiscal 2002, we entered into a restructuring program designed to deliver cost reductions through reduced overhead expenses. The cost recorded during fiscal 2002, comprised mainly of severance and employee benefit costs, was $1,605. As a result of the restructuring, approximately 200 positions were eliminated and we closed engineering offices located in Finland. All payments for the program were completed as of June 30, 2004.

         During fiscal 2003 we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility and included the elimination of approximately 100 positions within the specialty fibers segment. We estimate the remaining expenses for this phase of the restructuring program to be approximately $46, which we expect to be recognized and paid in calendar year 2004.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions will be eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3,660.

         On April 1, 2004 we announced the cessation of production of nonwoven materials at our Cork, Ireland facility. We will continue to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7,000 annually and reduce working capital needs by $4,000. The closure of the Cork facility will result in the termination of 83 employees. We expect total restructuring expenses and payments related to the closure to be approximately $3,000 and completed by the end of calendar 2004.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the year ended June 30, 2004.

                                                                Year Ended
                                                              June 30, 2004
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      of                        of          Program        Total
                                       June 30,    Additional    Foreign                   June 30,       Charges      Estimated
                                          2003       Charges     Currency    Payments        2004          to Date      Charges
2002 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
    Specialty fibers                        $   -        $  -        $   -       $    -          $  -          $ 608        $ 608
    Nonwoven materials                         17           -            -          (17)            -            997          997
                                      ----------------------------------------------------------------    ------------------------
Total 2002 Program                             17           -            -          (17)            -          1,605        1,605

2003 Restructuring Program-Phase 1
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
     Specialty fibers                       1,437         195            -       (1,632)            -          1,656        1,656
     Nonwoven materials                        87           -            -          (87)            -             87           87
Other miscellaneous expenses
     Specialty fibers                           -         784            -         (784)            -            790          836
     Nonwoven materials                        83           -            -          (83)            -             83           83
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 1                  1,607         979            -       (2,586)            -          2,616        2,662

2003 Restructuring Program-Phase 2
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
   Specialty fibers                             -       1,606           55       (1,398)          263          1,606        2,101
   Nonwoven materials                           -          39            -          (39)            -             39           39
   Corporate                                    -       1,514            -       (1,393)          121          1,514        1,520
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 2                      -       3,159           55       (2,830)          384          3,159        3,660


2004 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
Nonwoven materials
   Severance and employee
     benefits                                   -       1,767           10         (27)         1,750          1,767        2,663
   Other miscellaneous expenses                 -          40            -          (40)            -             40          337
                                      ----------------------------------------------------------------    ------------------------
Total 2004 Program                              -       1,807           10          (67)        1,750          1,807        3,000
                                      ----------------------------------------------------------------    ------------------------

Total All Programs                        $ 1,624     $ 5,945        $  65     $ (5,500)      $ 2,134         $9,187      $10,927
                                      ================================================================    ========================


5. Inventories

Components of inventories
                                                        June 30
                                                  2004               2003
                                         ------------------------------------

Raw materials.....................             $28,073           $36,827
Finished goods....................              57,118            75,394
Storeroom and other supplies......              22,248            24,484
                                         ------------------------------------
                                              $107,439          $136,705
                                         ====================================

6. Property, plant and equipment

Components of property, plant and equipment
                                                            June 30
                                                     2004               2003
                                               --------------------------------

Land and land improvements...........               $17,243           $17,025
Buildings............................               132,504           144,444
Machinery and equipment..............               713,937           727,620
Construction in progress.............                19,929            20,644
                                               --------------------------------
                                                    883,613           909,733
Accumulated depreciation.............              (345,981)         (315,595)
                                               --------------------------------
                                                   $537,632          $594,138
                                               ================================

7. Accrued expenses

Components of accrued expenses
                                                               June 30
                                                     2004               2003
                                               --------------------------------

Retirement plans.......................            $ 5,825             $ 6,848
Vacation pay...........................              4,546               4,757
Maintenance shutdown...................                  -               9,881
Customer incentive programs............              5,641               5,194
Interest...............................             11,130               7,416
Other..................................             18,195              14,264
                                               --------------------------------
                                                  $ 45,337            $ 48,360
                                               ================================

8. Debt

Components of long-term debt
                                                                June 30
                                                     2004              2003
                                               --------------------------------
Senior Notes due:
    2013.................................          $200,000       $      -
Senior Subordinated Notes due:
   2005..................................                 -            149,816
   2008..................................            99,737             99,688
   2010..................................           153,061            155,470
Credit Facilities........................           144,250            227,315
Notes payable............................                 -             21,903
Other....................................             7,000              7,000
                                               --------------------------------
                                                    604,048            661,192
Less current portion ....................            16,972             41,718
                                               --------------------------------
                                                   $587,076          $ 619,474
                                               ================================

         Senior notes - On September 22, 2003, we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes was $5,274 and will be amortized over the life of the senior notes using the effective interest method. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003, we completed our offer to exchange the privately placed unregistered senior notes for debt securities of like principal amount of senior notes that have been registered under the Securities Act of 1933, as amended.

         During the first quarter of fiscal 2004, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Senior subordinated notes - During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008. These notes are redeemable at our option, in whole or in part, at any time after September 15, 2002, at redemption prices varying from 103.8% of principal amount to 100% of principal amount on or after September 15, 2004, together with accrued and unpaid interest to the date of redemption.

         During June 1998, we completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010. In fiscal 1999, we exchanged these outstanding notes for public notes with the same terms. These notes are redeemable at our option, in whole or in part, at any time on or after October 15, 2003, at redemption prices varying from 104% of principal amount to 100% of principal amount on or after October 15, 2006, together with accrued and unpaid interest to the date of redemption.

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

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,595. During the year ended June 30, 2004 and 2003, the swap reduced our interest expense by $1,848 and $4,462, respectively and will continue to reduce interest expense through the amortization period of the termination fee. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6,067 at June 30, 2003.

         Revolving credit facility - We amended our revolving credit facility on July 28, 2003 to modify the financial covenants from June 30, 2003 through March 31, 2005. Additionally, this amendment authorized the issuance of $200,000 of senior notes (to refinance our $150,000 of senior subordinated notes due in 2005) and required a permanent reduction in the credit facility of $40,000.

         On November 5, 2003, we established a $220,000 senior secured credit facility, comprised of a $70,000 revolving credit facility (the revolver) maturing on September 15, 2008 and a $150,000 term loan (the term loan) with serial maturities of $375 quarterly through September 2008, $71,250 maturing March 31, 2009 and final maturity on October 15, 2010. We had $142,250 outstanding on this facility at an average variable interest rate of 3.8% as of June 30, 2004. This facility amends and restates our existing $215,000 revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated EBITDA, minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures. At June 30, 2004, we were in compliance with these financial covenants.

         As of June 30, 2004, we had $67,692 borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee on the unused portion of the revolving credit facility is 0.40% - 0.50% per annum. As of June 30, 2004, we had approximately $55 million of liquidity including available borrowings and cash and cash equivalents. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized using the effective interest method over the life of the facility. During fiscal 2004, $1,640 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the former revolving credit facility.

         Other credit facilities - On December 5, 2003, we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16,000 (U.S. $11,899 equivalent based on exchange rates in effect at June 30, 2004). As of June 30, 2004, we had $0 outstanding on this facility. Our Canadian credit facility is secured by all our Canadian assets. The commitment fee on the unused portion of this credit facility is 0.40% per annum. Availability on this facility is incorporated in, the availability of our revolving credit facility and subject to the same borrowing conditions previously discussed. All other terms and conditions remained the same. In addition, we have a credit facility in Germany providing for availability of $8,752. Letters of credit issued through this credit facility of $2,138 were outstanding at June 30, 2004. The amount available for borrowing under this facility was $6,614 at June 30, 2004.

         Aggregate maturities of long-term debt are as follows: 2005-$16,972, 2006-$6,500, 2007-$1,500, 2008-$1,500, 2009-$171,625 and thereafter $405,951.
The 2005 maturities consist of the term loan serial maturities of $1,500 and a required excess cash flow payment on the term loan of $15,472 that must be paid during the first quarter of fiscal 2005. The calculation is based on the revolving credit facilities definition of consolidated excess cash flow. Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2004, the amount available for the payment of dividends and/or the acquisition of treasury stock was zero under the most restrictive of these agreements.

         Total interest paid for the years ended June 30, 2004, 2003, and 2002 was $47,783, $49,225 and $49,046, respectively.

         We had no off-balance sheet financing except for operating leases as disclosed in Note 9.

9. Leases

         In October 2001, we entered into capital lease agreements for certain airlaid nonwovens plant equipment. The total cost of the assets covered by these agreements was $4,284. At June 30, 2004, the Company's future minimum lease payments, including interest, for these assets were as follows: 2005--$834; 2006--$834; 2007--$717; 2008--$449; 2009--$369. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

         We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $3,960, $4,463 and $4,554 during the years ended June 30, 2004, 2003 and 2002, respectively. The commitments under the operating leases at June 30, 2004 were as follows: 2005--$1,444; 2006--$676; 2007--$543; 2008--$280; 2009--$129 and thereafter--$11.

10. Stockholders' Equity

         During the quarter ended June 30, 2002, we sold 2,150,000 shares of our common stock, held as treasury shares, from our universal shelf registration initially filed with the Securities and Exchange Commission (SEC) on March 15, 2002 and declared effective by the SEC on April 18, 2002. These direct sales were at a price of $10.00 per share and the net proceeds were approximately $21,364.

         Our stock option plans provide for the granting of either incentive or nonqualified stock options to employees and nonemployee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant.

Option plan activity

                                                                        Average       Average
                                                                        Exercise        Fair
                                                         Options         Price         Value
                                                      --------------------------------------------
Outstanding at June 30, 2001................              4,414,950          13.81
                                                      --------------------------------------------
Granted at market...........................              1,152,000          11.17          6.28
Granted below market........................                 80,000           7.60          7.46
Exercised...................................               (591,000)          8.24
Terminated..................................               (213,000)         16.32
                                                      --------------------------------------------
Outstanding at June 30, 2002................              4,842,950          13.65
                                                      --------------------------------------------
Granted at market...........................                 40,000           6.64          3.13
Terminated..................................                (49,000)         12.53
                                                      --------------------------------------------
Outstanding at June 30, 2003................              4,833,950          13.60
                                                      --------------------------------------------
Granted at market...........................                845,000          10.72          6.24
Granted below market........................                 36,000           7.60          7.19
Exercised...................................               (318,200)          8.04
Terminated..................................               (350,000)         14.64
                                                      --------------------------------------------
Outstanding at June 30, 2004................              5,046,750          13.35
                                                      --------------------------------------------

                                                          Average
                                                          Exercise
Options Exercisable at June 30:          Options           Price
                                      ---------------------------------
     2002..................             2,916,950          14.03
     2003..................             3,744,617          13.91
     2004  ................             3,638,484          14.13

         There were 308,400, 839,400 and 830,400 shares reserved for grants of options at June 30, 2004, 2003, 2002, respectively. The following summary provides information about stock options outstanding and exercisable at June 30, 2004:

                                                    Outstanding                             Exercisable
                                --------------------------------------------------    ------------------------
                                                    Average          Average                          Average
                                                    Exercise     Remaining Life                      Exercise
Exercise Price                      Options          Price           (Years)          Options          Price
--------------------------------------------------------------------------------------------------------------
$ 6.50-$12.00..............          2,693,750       $ 10.19           6.9           1,417,484         $ 9.72
$12.50-$18.00..............          2,170,792         16.55           3.9           2,069,792          16.58
$18.50-$24.00..............            182,208         22.05           4.9             151,208          21.86
--------------------------------------------------------------------------------------------------------------
Total                                5,046,750       $ 13.35           5.5           3,638,484        $ 14.13
--------------------------------------------------------------------------------------------------------------

         We have estimated the fair value of each option grant using the Black-Scholes option pricing model. The fair value was estimated with the following weighted average assumptions: expected life of the stock options granted in 2004 and 2002 of eight years; volatility of the expected market price of common stock of .49 for 2004 and 2003, and .43 for 2002; a risk free interest rate range of 2.9% to 4.1% for 2004, 3.9% for 2003 and 4.5% to 5.1% for 2002 and
no dividends. The expected life of the stock options granted in 2003 was five years, since this grant was only made to non-employee directors. Option pricing models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility that are subject to change from time to time. Pro forma amounts reflect total compensation expense from the awards made in 1996 through 2004. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made every one to two years, pro forma amounts may not be representative of future years' amounts.

         In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 treasury shares to fund this plan. At June 30, 2004, 89,632 restricted shares had been awarded.

         Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because they would have been antidilutive, were 3,801,640, 4,833,950 and 4,842,950 for the years ended June 30, 2004, 2003 and 2002, respectively.

         The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. During the year ended June 30, 2004, no shares were repurchased. A total of 5,009,300 shares have been repurchased through June 30, 2004.

11. Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting were taxed under the following jurisdictions:

                                                                   Year Ended June 30
                                                             2004             2003            2002
                                                   ---------------------------------------------------
Domestic....................................             $ (76,210)      $ (54,343)        $ (20,692)
Foreign.....................................                 6,103          12,327            (2,232)
                                                   ---------------------------------------------------
Loss before income taxes and cumulative
 effect of change in accounting.............             $ (70,107)      $ (42,016)         $(22,924)
                                                   ===================================================

Income tax expense (benefit) before cumulative effect of change in accounting:

                                                                   Year Ended June 30
                                                             2004             2003            2002
                                                   ---------------------------------------------------
Current tax (benefit) expense:
     Federal................................               $(2,676)       $ (6,630)        $ (16,564)
     Foreign................................                 4,695           2,958               470
     State and other........................                  (876)             39            (1,468)
                                                   ---------------------------------------------------
    Current tax expense                                      1,143          (3,633)          (17,562)

Deferred tax (benefit) expense:
     Federal................................               (24,861)        (14,592)            6,281
     Foreign................................                (1,057)          1,972             2,649
     State and other........................                (1,422)           (869)              212
                                                   ---------------------------------------------------
     Deferred tax (benefit) expense                        (27,340)        (13,489)            9,142
                                                   ---------------------------------------------------
Income tax benefit                                       $ (26,197)      $ (17,122)         $ (8,420)
                                                   ===================================================

         The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income (loss) before income taxes and the cumulative effect of the change in accounting is reconciled as follows:

                                                                   Year Ended June 30
                                                             2004             2003            2002
                                                   ---------------------------------------------------

Expected tax benefit                                     $ (24,537)      $ (14,706)         $ (8,026)
State taxes.................................                  (736)             (4)             (816)
Foreign sales corporation/
    extraterritorial income.................                (1,155)         (1,171)             (685)
Effect of foreign operations................                   531          (1,046)            2,517
Effect of rate change in Canada.............                     -               -              (585)
Nondeductible items.........................                    98              54                90
Other.......................................                  (398)           (249)             (915)
                                                   ---------------------------------------------------
Income tax benefit                                       $ (26,197)      $ (17,122)         $ (8,420)
                                                   ===================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

                                                    June 30
                                              2004             2003
                                      ----------------------------------
Deferred tax liabilities:
   Property, plant and
     equipment.............                 $ (78,611)       $ (87,075)
   Inventory...............                    (1,421)          (1,863)
   Other...................                   (15,081)         (14,899)
                                      ----------------------------------
Total deferred tax liabilities                (95,113)        (103,837)

Deferred tax assets:
   Postretirement benefits.                     7,368            7,164
   Inventory costs.........                     1,451            1,617
   Net operating losses....                    34,208           14,997
   Nondeductible reserves..                     2,510            5,704
   Credit carryforwards....                    10,244            8,783
   Other...................                     7,898            7,126
                                      ----------------------------------
Total deferred tax assets                      63,679           45,391
Valuation allowances.......                    (2,867)          (2,439)
                                      ----------------------------------
Deferred tax assets, net of
  valuation allowances                         60,812           42,952
                                      ----------------------------------
Net deferred tax liability                  $ (34,301)       $ (60,885)
                                      ==================================

         The valuation allowances at June 30, 2004 and 2003 relate specifically to net operating losses in certain state operations. Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2004 will be fully utilized after consideration of the valuation allowance recorded.

         We paid income taxes of $3,828 during the year ended June 30, 2004 and received a net refund of $18,594 and $6,737 during the years ended June 30, 2003 and 2002, respectively.

         At June 30, 2004, we have foreign net operating loss carryforwards of approximately $64,411, which have no expiration date and federal and state net operating loss carryforwards of approximately $82,751 and $100,172, respectively which expire between 2017 and 2024. Additionally, we have a minimum tax carryforward of $6,648 at June 30, 2004 which has an indefinite life.

12. Derivatives

         We are exposed to certain market risks as a part of its ongoing business operations and use derivative financial instruments, where appropriate, to manage these risks. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments. Examples of underlying instruments are currencies, commodities and interest rates.

         With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2001, we record the fair value of all outstanding derivatives in other assets or other liabilities. Gains and losses related to non-designated instruments or the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

         We do not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. We formally document all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. We formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

         We periodically use derivative instruments to reduce financial risk in three areas: interest rates, foreign currency and commodities. The notional amounts of derivatives do not represent actual amounts exchanged by the parties and, thus, are not a measure of our exposure through our use of derivatives.

         In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. The arrangement was considered a hedge of a specific borrowing, and differences paid and received under the arrangement were recognized as adjustments to interest expense. This agreement, which was accounted for as a fair value hedge, decreased interest expense by $1,848 and $4,462 for the years ended June 30, 2004 and 2003, respectively. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,595. Based upon interest rates for similar transactions, the fair value of the interest rate swap agreement was recorded as an asset and a corresponding increase in debt of $6,067 at June 30, 2003.

         In order to minimize market exposure, we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2004 or June 30, 2003 requiring fair value treatment.

         We may be exposed to losses in the event of nonperformance of counterparties but do not anticipate such nonperformance.

13. Employee Benefit Plans

         We have defined contribution retirement plans covering U.S. employees. We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. The plan also provides for additional contributions contingent upon our results of operations. Contribution expense for the retirement plans for the years ended June 30, 2004, 2003 and 2002 was $5,744, $5,824 and $5,656, respectively.

         We also provide medical, dental, and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans. Our current policy is to fund the cost of these benefits as payments to participants as required. We have established cost maximums to more effectively control future medical costs. Effective July 1, 2002, we amended our postretirement medical plan to among other things reduce the level of cost maximums per eligible employee.

         The components of net periodic benefit costs are as follows:

Effect on operations

                                                                       Year Ended June 30
                                                            2004              2003              2002
                                                      -----------------------------------------------------

Service cost for benefits earned............                $     753          $    660           $    725
Interest cost on benefit obligation.........                    1,252             1,132              1,250
Amortization of unrecognized prior service cost                (1,125)           (1,125)              (600)
(Gain)/loss.................................                      335                96                 -
                                                      -----------------------------------------------------
Total cost..................................                 $  1,215          $    763            $ 1,375
                                                      =====================================================

         The following table provides a reconciliation of the changes in the plans' benefit obligations over the two-year period ending June 30, 2004, and a statement of the plans' funded status as of June 30, 2004 and 2003:

                                                                                        June 30
                                                                             2004                 2003
                                                                       -----------------------------------
  Change in benefit obligation:
       Obligation at beginning of year..........................               $20,361          $ 15,845
       Service cost.............................................                   753               660
       Interest cost............................................                 1,252             1,132
       Participant contributions................................                   235               179
       Actuarial loss...........................................                 1,231             3,736
       Benefits paid............................................                (1,291)           (1,191)
                                                                       -----------------------------------
       Underfunded status at end of year........................                22,541            20,361
       Unrecognized prior service cost..........................                 3,641             4,766
       Unrecognized loss........................................                (7,407)           (6,510)
       Other....................................................                 1,184               911
                                                                       -----------------------------------
  Net amount recognized in the consolidated balance sheet.......               $19,959          $ 19,528
                                                                       ===================================

         The amount recognized in the consolidated balance sheets as of June 30, 2004 and 2003 includes $1,028and $646, respectively which is classified in accrued expenses as the amount of benefits expected to be paid in fiscal year 2005 and 2004, respectively. Expected annual benefit payments net of retiree contributions are as follows: 2005 - $1,028; 2006 - $1,219; 2007 - $1,328;
2008 - $1,433; 2009 and $1,525; 2010 through 2014 - $8,953.  The measurement date used to perform the benefit obligation analysis was May 1, 2004.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 11.0% for 2005 and is assumed to decrease gradually to 5.0% in 2011 and remain level thereafter. Due to the benefit cost limitations in the plan, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at June 30, 2004 and 6.25% at June 30, 2003.

         In accordance with Financial Staff Position No. FAS 1601-1 (FSP 106-1), the impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) has not been recognized in the consolidated Financial Statements as of June 30, 2004. Authoritative guidance on the accounting for the federal subsidy in the Act is pending on guidance that, when issued, could require us to change previously reported information.

14. Significant Customer

         Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2004, 2003 and 2002 were 16%, 20% and 20%, respectively, of total net sales.

15. Segment Information

         Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, management believes it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administration expenses to each segment and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

                                                 Specialty       Nonwoven
                                                  Fibers        Materials        Corporate        Total
------------------------------------------------------------------------------------------------------------
Net sales                             2004          $461,360        $217,641         $(22,088)    $656,913
                                      2003           466,524         195,860          (21,302)     641,082
                                      2002           471,057         184,134          (19,973)     635,218
------------------------------------------------------------------------------------------------------------
Operating income (loss)               2004            28,198           7,580          (52,613)     (16,835)
                                      2003            41,935           3,978          (39,087)       6,826
                                      2002            39,518          (2,130)          (8,823)      28,565
------------------------------------------------------------------------------------------------------------
Depreciation and amortization         2004            27,662          17,150            3,321       48,133
   of intangibles                     2003            29,344          16,096            3,589       49,029
                                      2002            29,462          14,735            3,212       47,409
------------------------------------------------------------------------------------------------------------
Total assets                          2004           464,294         297,864          203,917      966,075
                                      2003           516,118         360,574          233,963    1,110,655
                                      2002           515,041         354,645          265,051    1,134,737
------------------------------------------------------------------------------------------------------------
Capital expenditures                  2004            28,909           2,662              300       31,871
                                      2003            24,670           3,194              560       28,424
                                      2002            19,677          14,986            1,309       35,972
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

         Operating income in 2004 for specialty fibers, includes $9,582 of expense related to an extended maintenance shutdown at our Perry, Florida facility. This shutdown was the first in five years. Historically, we accrued expenses related to extended maintenance shutdowns; however, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. Fiscal years 2003 and 2002 include $1,381 and $605 of extended maintenance shutdown expense that was accrued in advance. See Note 2 of the Consolidated Financial Statements for further discussion.

         Our identifiable product lines are chemical cellulose, customized fibers, fluff pulp and nonwoven materials. Chemical cellulose is used to impart purity, strength and viscosity in the manufacture of diverse products such as food casings, rayon filament, acetate fibers, thickeners for consumer products, cosmetics and pharmaceuticals. Customized fibers are used to provide porosity, color permanence, strength and tear resistance in filters, premium letterhead, currency paper and personal stationery as well as absorbency and softness in cotton balls and cotton swabs. Fluff pulp and nonwoven materials are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products and adult incontinence products. Additionally, nonwoven materials are used to enhance fluid management and strength in wipes, tabletop items, food pads, household wipes and mops.

         The following provides relative net sales to unaffiliated customers by product line:

                                              Year Ended June 30
                                       2004         2003         2002
                                 ---------------------------------------
Chemical cellulose.........            32%          30%          32%
Customized fibers..........            17%          17%          18%
Fluff pulp.................            18%          22%          21%
Nonwoven materials.........            33%          31%          29%
                                 ---------------------------------------
                                      100%         100%         100%
                                 =======================================

         We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil. The following provides a summary of net sales to unaffiliated customers, based on point of origin, and long-lived assets by geographic areas:

                                               Year Ended June 30
                                         2004        2003         2002
                                 ------------------------------------------
Net sales:
      United States........            $436,722    $442,643     $452,521
      Germany..............             129,426     116,828      108,454
      Other................              90,765      81,611       74,243
                                 ------------------------------------------
Total net sales............            $656,913    $641,082     $635,218
                                 ==========================================

Long-lived assets:
       United States.......            $485,935    $465,967     $505,814
       Canada..............             118,639     123,349      114,885
       Germany.............              76,102      76,754       76,606
       Other...............              23,664      87,645       82,316
                                 ------------------------------------------
Total long-lived assets....            $704,340    $753,715     $779,621
                                 ==========================================

         For the year ended June 30, 2004, our net sales by destination were concentrated in the following geographic markets: North America - 39%, Europe - 40%, Asia - 11%, South America - 4% and Other - 6%.

16. Research and Development Expenses

         Research and development costs of $9,457, $9,291and $9,041 were charged to expense as incurred for the years ended June 30, 2004, 2003 and 2002, respectively.

17. Commitments

         Under two separate agreements expiring at various dates through December 31, 2010, we are required to purchase certain timber from specified tracts of land that is available for harvest. The contract price under the terms of these agreements is either at the then current market price or at fixed prices as stated in the contract. At June 30, 2004, estimated annual purchase obligations were as follows: 2005--$13,000; 2006--$13,000; 2007--$13,000;
2008--$13,000; 2009--$14,000 and thereafter--$21,000. Purchases under these agreements for the years ended June 30, 2004, 2003 and 2002 were $9,166, $13,450 and $12,612, respectively.

18. Contingencies

         Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with these laws and regulations. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with these requirements. Because it is difficult to predict the scope of future requirements, there can be no assurance that we will not incur material environmental compliance costs or liabilities in the future.

         The Foley Plant discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection ("FDEP"), approved by the U. S. Environmental Protection Agency ("EPA") in 1995, we agreed to a comprehensive plan to attain Class III ("fishable/swimmable") status for the Fenholloway River under applicable Florida law (the "Fenholloway Agreement"). The Fenholloway Agreement requires us, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. We have already made significant expenditures to make the in-plant process changes required by the Fenholloway Agreement, and estimate, based on 1997 projections, we may incur additional capital expenditures of approximately $40 million over several years to comply with the remaining obligations under the Fenholloway Agreement.

         The EPA requested additional environmental studies to identify possible alternatives to the relocation of the discharge point to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and anticipated EPA "cluster rules" applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant. We completed the process changes within the Foley Plant as required by the Fenholloway Agreement. The other requirements of the Fenholloway Agreement have been deferred until the EPA objections to the renewal permit are satisfactorily resolved. Consequently, the capital expenditures may be delayed, and the total capital expenditures for the Foley Plant may increase if costs increase or we are required by the "cluster rules" or other regulations to implement other technologies.

         While the EPA has not yet finalized the wastewater standards under the "cluster rules" applicable to dissolving kraft pulp mills like the Foley Plant, the EPA has issued air emission standards applicable to the Foley Plant. In addition, the EPA has proposed boiler air emission standards that could be applicable to the Foley Plant. It is not possible to accurately estimate the cost of future compliance, but substantial capital expenditures could be required in fiscal year 2006 and thereafter. These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

         We are involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial position or results of operations.

19. Fair Values of Financial Instruments

         For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair value of our long-term public debt is based on an average of the bid and offer prices at short maturities. The fair value of the credit facilities approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2004 were $604,048 and $601,345, respectively and at June 30, 2003 were $661,192 and $653,285, respectively.

20. Quarterly Results of Operations (Unaudited)

                                                  Restated (5)
                                       -------------------------------------
                                        First Quarter      Second Quarter       Third Quarter       Fourth Quarter
                                       -------------------------------------------------------------------------------
Year ended June 30, 2004
Net sales....................              $155,831            $160,279             $172,761            $168,042
Gross margin.................                21,591               8,131               21,730              25,989
Operating income (loss)......                10,961              (8,450)             (31,749)             12,403
Income (loss) before cumulative
   effect of change in accounting            (2,664)            (15,151)             (27,505)              1,410
Cumulative effect of change in
  accounting for  planned
  maintenance costs                           5,720                   -                   -                    -
Net income (loss)............                 3,056             (15,151)             (27,505)              1,410
Earnings (loss) per share before
   cumulative effect of change in
   accounting
    Basic and diluted........                 (0.07)              (0.41)               (0.74)               0.04
Earnings (loss) per share
    Basic and diluted........                  0.08               (0.41)               (0.74)               0.04

Year ended June 30, 2003

Net sales....................              $156,425            $153,146             $163,497            $168,014
Gross margin.................                20,381              21,795               20,273              20,412
Operating income (loss)......                  (778)                347              (31,642)             (9,943)
Net income (loss)............                  (519)                540              (19,754)             (5,161)
Earnings (loss) per share
    Basic and diluted........                 (0.01)               0.01                (0.53)              (0.14)

(1) The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

(2) During the third quarter of fiscal 2004, we incurred impairment charges of $43,891 related to the announced closure of our Cork, Ireland facility. See Note 3 for further information.

(3) During the fourth quarter of 2004, we recorded a net tax benefit of $773 resulting from changes in estimates used in our prior year end tax provision to the actual amounts utilized in filing our 2003 tax return.

(4) During the third quarter of fiscal 2003, we incurred impairment charges of $29,742 related to the partial closure of our Lumberton, North Carolina facility. See Note 3 for further information.

(5) Amounts for the first and second quarters for the year ended June 30, 2004 differ from amounts previously reported in Form 10-Q's. The differences relate to the adoption of a new accounting method for planned maintenance activities during the third quarter retroactive to July 1, 2003. The change in accounting is described further in Note 2. Following is a reconciliation of the line items impacted by the change.

                                                                     First        Second        Third       Fourth
                                                                     Quarter      Quarter      Quarter      Quarter
                                                                  ----------------------------------------------------
Year ended June 30, 2004

Gross margin as previously reported in Form 10-Q.....                 $21,961     $ 16,286     $21,730      $25,989
Increase in cost of goods sold.......................                     370        8,155           -            -
                                                                  ----------------------------------------------------
Gross margin.........................................                  21,591        8,131      21,730       25,989
                                                                  ====================================================

Operating income (loss) as previously reported in
   Form 10-Q.........................................                  11,331         (295)    (31,749)      12,403
Increase in cost of goods sold.......................                     370        8,155           -            -
                                                                  ----------------------------------------------------
Operating income (loss)..............................                  10,961       (8,450)    (31,749)      12,403
                                                                  ====================================================

Income (loss) before cumulative effect of change in
  accounting as previously reporting in Form 10-Q....                  (2,431)     (10,013)    (27,505)       1,410
Increase in cost of goods sold net of tax............                     233        5,138           -            -
                                                                  ----------------------------------------------------
Income (loss) before cumulative effect of change in
  accounting.........................................                  (2,664)     (15,151)    (27,505)       1,410
                                                                  ====================================================

Net income (loss) as previously reported in Form 10-Q                  (2,431)     (10,013)    (27,505)       1,410
Increase in cost of goods sold net of tax............                     233        5,138           -            -
Cumulative effect of change in accounting (net of tax
  of $3,359).........................................                   5,720            -           -            -
                                                                  ----------------------------------------------------
Net income (loss)....................................                 $ 3,056     $(15,151)   $(27,505)      $1,410
                                                                  ====================================================

Earnings (loss) per share as previously reported
     Basic and diluted...............................                 $ (0.07)    $  (0.27)   $  (0.74)      $ 0.04

Revised earnings (loss) per share before cumulative effect of change in accounting
     Basic and diluted...............................                 $ (0.07)    $  (0.41)   $  (0.74)      $ 0.04

Revised earnings (loss) per share
     Basic and diluted...............................                 $  0.08     $  (0.41)   $  (0.74)      $ 0.04


21. Condensed Consolidating Financial Statements

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 88,914        $370,399       $224,150         $(26,550)       $656,913
Cost of goods sold..........................             71,623         330,153        203,521          (25,825)        579,472
                                                  -------------------------------------------------------------------------------
Gross margin................................             17,291          40,246         20,629             (725)         77,441

Selling, research and administrative expenses            14,307          18,828          9,288                -          42,423
Restructuring and impairment costs..........              1,596           4,533         45,724                -          51,853
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              1,388          16,885        (34,383)            (725)        (16,835)

Other income (expense):
    Net interest expense and
      amortization of debt..................            (45,554)           (294)          (513)               -         (46,361)
    Other income/(expense), including equity
       income in affiliates.................            (49,884)         (1,965)           198           44,740          (6,911)
    Intercompany interest income/(expense)..             32,135         (23,646)        (8,489)               -               -
    Intercompany miscellaneous income/
       expense..............................               (446)           (950)         1,396                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
    cumulative effect of change in accounting           (62,361)         (9,970)       (41,791)          44,015         (70,107)

Income tax expense (benefit)................            (24,171)         (4,179)       (14,907)          17,060         (26,197)
                                                  -------------------------------------------------------------------------------

Income/(loss) before cumulative effect
   of change in accounting..................            (38,190)         (5,791)       (26,884)          26,955         (43,910)

Cumulative effect of change in accounting
   (net of tax).............................                  -           5,720              -                -           5,720
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $(38,190)         $  (71)      $(26,884)        $ 26,955        $(38,190)
                                                ===============================================================================

STATEMENTS OF OPERATIONS
Year ending June 30, 2003

                                                           Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 81,433        $382,630       $202,046         $(25,027)       $641,082
Cost of goods sold..........................             62,923         340,278        179,079          (24,059)        558,221
                                                  -------------------------------------------------------------------------------
Gross margin................................             18,510          42,352         22,967             (968)         82,861

Selling, research and administrative expenses             9,420          20,773          7,703                -          37,896
Restructuring and impairment costs..........              5,189          31,889          1,061                -          38,139
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              3,901         (10,310)        14,203             (968)          6,826

Other income (expense):
    Net interest expense and
      amortization of debt..................            (43,165)           (337)        (2,962)               -         (46,464)
    Other income/(expense), including equity
       income in affiliates.................            (34,782)         (2,209)           979           33,634          (2,378)
    Intercompany interest income/(expense)..             28,621         (19,810)        (8,811)               -               -
    Intercompany miscellaneous
      income/(expense)......................             (1,430)         (3,531)         4,961                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes...........            (46,855)        (36,197)         8,370           32,666         (42,016)

Income tax expense/(benefit)................            (21,961)        (15,332)         4,860           15,311         (17,122)
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $(24,894)      $ (20,865)       $ 3,510         $ 17,355        $(24,894)
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Year ending June 30, 2002

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 91,296        $382,663       $184,007         $(22,748)       $635,218
Cost of goods sold..........................             71,887         351,260        160,350          (25,534)        557,963
                                                  -------------------------------------------------------------------------------
Gross margin................................             19,409          31,403         23,657            2,786          77,255

Selling, research and administrative expenses             3,306          25,967          7,828                -          37,101
Restructuring and impairment costs..........              3,713           3,644          4,232                -          11,589
                                                  -------------------------------------------------------------------------------

Operating income............................             12,390           1,792         11,597            2,786          28,565

Other income (expense):
    Net interest expense and
      amortization of debt..................            (43,747)          1,122         (5,426)               -         (48,051)
    Other income/(expense), including equity
       income in affiliates.................            (37,571)         (2,631)         1,189           35,575          (3,438)
    Intercompany interest income/(expense)               32,558         (25,288)        (7,270)               -               -
    Intercompany miscellaneous
      income/(expense)......................               (954)         (2,654)         3,608                -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting.            (37,324)        (27,659)         3,698           38,361         (22,924)

Income tax expense/(benefit)................            (11,320)        (12,047)         3,312           11,635          (8,420)
                                                  -------------------------------------------------------------------------------
Income/(loss) before cumulative effect
  of change in accounting...................            (26,004)        (15,612)           386           26,726         (14,504)
Cumulative effect of change in
  accounting (net of tax)...................                  -         (11,500)             -                -         (11,500)
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $(26,004)      $ (27,112)        $  386          $26,726        $(26,004)
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................            $14,746          $  103        $12,386          $     -        $ 27,235
  Accounts receivable, net..................             15,502          58,631         38,234                -         112,367
  Inventories...............................             21,770          51,722         34,503             (556)        107,439
  Other current assets......................              9,408           5,008         (4,209)               -          10,207
  Intercompany accounts receivable..........                  -          22,604          6,109           (28,713)             -
                                                  -------------------------------------------------------------------------------
Total current assets                                     61,426         138,068         87,023          (29,269)        257,248

Property, plant and equipment, net..........             54,042         347,782        135,808                -         537,632
Goodwill and intangibles, net...............             21,012          55,241         83,114                -         159,367
Intercompany notes receivable...............            369,279               -              -         (369,279)              -
Other assets, including investment in
   subsidiaries.............................            290,493         330,210        114,164          (723,039)        11,828
                                                  -------------------------------------------------------------------------------
Total assets                                           $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 5,860         $16,118        $ 5,152          $     -         $27,130
  Other current liabilities.................             34,493          17,390         11,058                -          62,941
  Intercompany accounts payable.............             17,063               -         11,650          (28,713)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                57,416          33,508         27,860          (28,713)         90,071

Long-term debt..............................            585,076           2,000              -                -         587,076
Deferred income taxes.......................            (40,480)         61,732         16,704                -          37,956
Other long-term liabilities.................              5,385          14,657          1,585                -          21,627
Intercompany notes payable..................                  -         236,883        132,396         (369,279)              -
Stockholders'/invested equity...............            188,855         522,521        241,564         (723,595)        229,345
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................            $26,075         $ 4,349        $19,553          $     -        $ 49,977
  Restricted cash and short-term investments                  -               -          3,375                -           3,375
  Accounts receivable, net..................              6,672          42,657         76,954                -         126,283
  Inventories...............................             28,711          61,532         46,291              171         136,705
  Other current assets......................              9,046           7,063         (2,572)               -          13,537
  Intercompany accounts receivable..........              9,553               -              -           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     80,057         115,601        143,601           (9,382)        329,877

Property, plant and equipment, net..........             51,753         354,057        188,328                -         594,138
Goodwill and intangibles, net...............              3,698          56,575        100,036                -         160,309
Intercompany notes receivable...............            379,941               -              -         (379,941)              -
Other assets, including investment in
   subsidiaries.............................            337,654         279,717        107,625          (711,435)        13,561
                                                  -------------------------------------------------------------------------------
Total assets                                           $853,103        $805,950       $539,590      $(1,100,758)     $1,097,885
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 6,153         $20,659        $10,195          $     -        $ 37,007
  Other current liabilities.................             12,553          25,978         52,129                1          90,661
  Intercompany accounts payable                               -           1,710          7,843           (9,553)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                18,706          48,347         70,167           (9,552)        127,668

Long-term debt..............................            617,474           2,000              -                -         619,474
Deferred income taxes.......................             (6,847)         55,821         17,754                -          66,728
Other long-term liabilities.................              5,543          15,387          1,201                -          22,131
Intercompany notes payable..................                  -         211,392        168,549         (379,941)              -
Stockholders'/invested equity...............            218,227         473,003        281,919         (711,265)        261,884
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $853,103        $805,950       $539,590      $(1,100,758)     $1,097,885
                                                  ===============================================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations              $ 3,925         $(5,806)       $67,537          $65,656

Investing activities:
Purchases of property, plant and equipment              (6,524)        (22,971)        (2,376)         (31,871)
Other.......................................                 -            (377)             3             (374)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (6,524)        (23,348)        (2,373)         (32,245)

Financing activities
Net payments under revolving line of credit           (209,124)              -        (14,902)        (224,026)
Payments for debt issuance and
    extinguishment..........................            (9,070)              -              -           (9,070)
Net issuance of  (payments on) long-term
    debt and other..........................           209,464          24,908        (58,153)         176,219
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                               (8,730)         24,908        (73,055)         (56,877)

Effect of foreign currency rate fluctuations
     on cash................................                 -               -            724              724
                                                  ---------------------------------------------------------------

Decrease in cash and cash equivalents                  (11,329)         (4,246)        (7,167)         (22,742)
Cash and cash equivalents at beginning
     of period                                          26,075           4,349         19,553           49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period             $14,746          $  103        $12,386          $27,235
                                                  ===============================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations              $ (1,681)      $ 37,614        $19,273          $55,206

Investing activities:
Purchases of property, plant and equipment..             (3,037)       (21,840)        (3,547)         (28,424)
Redemptions of short term investments.......              8,863              -              -            8,863
Other.......................................                  -           (926)            54             (872)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                              5,826        (22,766)        (3,493)         (20,433)

Financing activities
Net borrowings (payments) under revolving
    lines of credit.........................             (6,000)             -        (13,923)         (19,923)
Payments for debt issuance costs............               (256)             -           (415)            (671)
Net issuance of  (payments on) long-term
    debt and other..........................             (8,257)       (11,857)        (2,425)         (22,539)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                         (14,513)       (11,857)       (16,763)         (43,133)

Effect of foreign currency rate fluctuations
     on cash................................                  -              -          2,331            2,331
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and cash
     equivalents............................            (10,368)         2,991          1,348           (6,029)
Cash and cash equivalents at beginning
     of period..............................             36,443          1,358         18,205           56,006
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period              $26,075         $4,349        $19,553          $49,977
                                                  ===============================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2002

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations               $19,141        $41,463        $(32,679)        $27,925

Investing activities:
Purchases of property, plant and equipment..             (4,410)       (28,370)         (3,192)        (35,972)
Purchases of short term investments.........             (8,863)             -               -          (8,863)
Other.......................................                  -         (1,292)              -          (1,292)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                            (13,273)       (29,662)         (3,192)        (46,127)

Financing activities:
Net proceeds from sale of equity interests               23,203              -           3,030          26,233
Net borrowings under revolving
  lines of credit...........................             31,301              -          22,739          54,040
Payments for debt issuance costs............             (1,443)             -            (714)         (2,157)
Principal payments on long-term
    debt and other..........................            (23,025)       (10,631)         15,197         (18,459)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                          30,036        (10,631)         40,252          59,657

Effect of foreign currency rate fluctuations
     on cash................................                  -              -           1,619           1,619
                                                  ---------------------------------------------------------------

Increase in cash and cash  equivalents                   35,904          1,170           6,000          43,074
Cash and cash equivalents at beginning
     of period                                              539            188          12,205          12,932
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period              $36,443        $ 1,358        $ 18,205         $56,006
                                                  ===============================================================

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the consolidated financial statements of Buckeye Technologies Inc. as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated July 30, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                   /s/ Ernst & Young LLP


Memphis, Tennessee
July 30, 2004

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                        Column B       Column C         Column D          Column E
                                                     -----------------------------------------------------------------

                                                        Balance                                           Balance
                                                           at          Additions                             at
                                                       Beginning        Charged                             End
                                                           of             to                                 of
                    Description                          Period        Expenses        Deductions          Period
----------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
Year ended June 30, 2004                                 $    721        $ 4,010     $    (491) (a)         $ 4,240
                                                          =======         ======      =========              ======

Year ended June 30, 2003                                 $  1,947        $   296     $  (1,522) (a)         $   721
                                                           ======        =======       ========              ======

Year ended June 30, 2002                                 $    984        $ 1,355     $    (392) (a)         $ 1,947
                                                          =======         ======       ========              ======


Reserve for maintenance shutdowns
Year ended June 30, 2004                                  $ 9,881        $     -     $   9,881 (b)          $    -
                                                            =====         ======       ========              ======

Year ended June 30, 2003                                  $ 7,699        $ 4,234     $  (2,052) (b)         $ 9,881
                                                            =====         ======       ========              ======

Year ended June 30, 2002                                  $ 8,008        $ 2,782     $  (3,091) (b)         $ 7,699
                                                            =====         ======       ========              ======


Accrual for restructuring
Year ended June 30, 2004                                  $ 1,624        $ 5,945     $  (5,435) (c)         $ 2,134
                                                            =====         ======        =======              ======

Year ended June 30, 2003                                  $   601        $ 1,636     $    (613) (c)         $ 1,624
                                                            =====         ======        =======              ======

Year ended June 30, 2002                                  $     0        $ 1,605       $(1,004) (c)         $   601
                                                            =====         ======       ========              ======


(a) Uncollectible accounts written off, net of recoveries and translation adjustments. (b) Payments made during plant shutdowns were $9,881 in 2004, $732 in 2003 and $1,910 in 2002. During 2002,
       the estimate was changed based on a change in the estimated timing of shutdown. Adjustments of $53 and $1,981 were made in 2003 and 2002, respectively. Effective July 1, 2003, we changed our method of accounting for planned maintenance activities from the accrue in advance method to the direct expense method. For further discussion of this change, see
       Note 2 of the Consolidated Financial Statements.
(c) Severance payments, lease cancellations, relocation expenses, and miscellaneous other expenses.