Form 10-Q
period 2004-09-30
BUCKEYE TECHNOLOGIES INC
filed 2004-10-29
CIK 899597

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

                For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were outstanding 37,337,729 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION

       1. Financial Statements:
              Condensed  Consolidated  Statements of Operations  for the Three Months Ended  September 30,
                   2004 and 2003..........................................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004............        4
              Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended  September 30,
                   2004 and 2003..........................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       19
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       27
       4.     Controls and Procedures.....................................................................       27

                                              PART II - OTHER INFORMATION

       6.     Exhibits and Reports on Form 8-K............................................................       28

                                                       SIGNATURES                                                29


Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                         September 30
                                                                                    2004            2003 (1)
                                                                                -------------------------------

Net sales..............................................................            $167,323          $155,831
Cost of goods sold.....................................................             137,694           134,240
                                                                                -------------------------------
Gross margin...........................................................              29,629            21,591

Selling, research and administrative expenses..........................               9,726             9,592
Restructuring costs....................................................               1,196             1,038
Amortization of intangibles and other..................................                 603               560
                                                                                -------------------------------
Operating income.......................................................              18,104            10,401

Net interest expense and amortization of debt costs....................              11,278            11,177
Loss on early extinguishment of debt...................................                   -             3,300
Foreign exchange and other.............................................                  33              (131)
                                                                                -------------------------------

Income (loss) before income taxes......................................               6,793            (3,945)
Income tax expense (benefit)...........................................               2,378            (1,281)
                                                                                -------------------------------

Income (loss) before cumulative effect of change in accounting.........               4,415            (2,664)
Cumulative effect of change in accounting (net of tax of  $3,359)......                   -             5,720
                                                                                -------------------------------

Net income.............................................................              $4,415            $3,056
                                                                                ===============================

Earnings (loss) per share before cumulative effect of change in accounting
           Basic earnings per share....................................              $ 0.12           $ (0.07)
           Diluted earnings per share..................................              $ 0.12           $ (0.07)

Cumulative effect of change in accounting
           Basic earnings per share....................................              $    -            $ 0.15
           Diluted earnings per share..................................              $    -            $ 0.15

Earnings per share
           Basic earnings per share....................................              $ 0.12            $ 0.08
           Diluted earnings per share..................................              $ 0.12            $ 0.08

Weighted average shares for basic earnings per share...................              37,312            36,975
Adjusted weighted average shares of diluted earnings per share.........              37,458            36,995

(1) Restated based on change in accounting.


                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                               September 30        June 30
                                                                   2004             2004
                                                               ---------------------------
                                                                (Unaudited)
Assets
Current assets:
      Cash and cash equivalents................................  $ 23,836          $27,235
      Accounts receivable-net..................................   111,306          112,367
      Inventories..............................................   114,552          107,439
      Deferred income taxes and other..........................    14,521           10,207
                                                                ---------------------------
                    Total current assets.......................   264,215          257,248
Property, plant and equipment..................................   890,290          883,613
Less accumulated depreciation..................................  (360,089)        (345,981)
                                                                ---------------------------
                                                                  530,201          537,632
Goodwill.......................................................   135,450          130,172
Intellectual property and other, net...........................    40,265           41,023
                                                                ---------------------------
      Total assets.............................................  $970,131         $966,075
                                                                ===========================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable...................................   $27,253          $27,130
      Accrued expenses.........................................    51,970           45,337
      Current portion of capital lease obligation..............       652              632
      Current portion of long-term debt........................     1,500           16,972
                                                                ---------------------------
                  Total current liabilities....................    81,375           90,071

Long-term debt.................................................   582,434          587,076
Accrued post retirement benefits...............................    19,149           18,931
Deferred income taxes..........................................    39,924           37,956
Capital lease obligation.......................................     1,818            2,068
Other liabilities..............................................       193              628
Stockholders' equity...........................................   245,238          229,345
                                                                ---------------------------
      Total liabilities and stockholders' equity...............  $970,131         $966,075
                                                                ===========================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                       September 30
                                                                                2004            2003 (1)
                                                                            ----------------------------
Operating activities
   Net income.....................................................             $ 4,415         $3,056
   Adjustments to reconcile net income to net cash provided by operating activities:
          Cumulative effect of change in accounting...............                   -         (5,720)
          Depreciation............................................              11,393         11,186
          Amortization............................................                 922          1,441
          Loss on early extinguishment of debt....................                   -          3,300
          Deferred income taxes and other.........................               1,813          1,359
          Changes in operating assets and liabilities:
              Accounts receivable.................................               2,059         16,169
              Inventories.........................................               (6,093)       (1,615)
              Other assets........................................                 837         (3,603)
              Accounts payable and other current liabilities......               5,651            (18)
                                                                            ----------------------------
Net cash provided by operating activities.........................              20,997         25,555

Investing activities
   Purchases of property, plant and equipment.....................              (4,970)        (9,725)
   Other..........................................................                  84           (303)
                                                                            ----------------------------
Net cash used in investing activities.............................              (4,886)       (10,028)

Financing activities
   Proceeds from exercise of options..............................                 248             -
   Net payments under revolving line of credit....................                   -        (55,250)
   Issuance of long term debt.....................................                   -        200,000
   Payments for debt issuance costs...............................                  (4)        (6,029)
   Payments related to early extinguishment of debt...............                   -         (2,115)
   Payments on long term debt and other...........................             (20,230)      (175,001)
                                                                            ----------------------------
Net cash used in financing activities.............................             (19,986)       (38,395)

Effect of foreign currency rate fluctuations on cash..............                 476           (827)
                                                                            ---------------------------
Decrease in cash and cash equivalents.............................              (3,399)       (23,695)
Cash and cash equivalents at beginning of period..................              27,235         49,977
                                                                            ---------------------------
Cash and cash equivalents at end of period........................             $23,836        $26,282
                                                                            ===========================

(1) Restated based on change in accounting.

                             See accompanying notes.
                                                                   .

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)
NOTE A -- BASIS OF PRESENTATION

         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. Certain amounts for the three months ended September 30, 2003 have been restated based on the application of the change in accounting made in the third quarter of fiscal 2004 which was effective as of July 1, 2003.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation. In fiscal 2005, amortization of intangibles is included in operating income. Previously, these expenses were in foreign exchange and other. Amortization of intangibles was $603 for the three months ended September 30, 2004 and $560 for the same period in 2003.

Translation adjustment

         Management has determined that the local currency of our German, Irish, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at September 30, 2004. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

Use of estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

         Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, assets held for sale, income tax liabilities, and contingent liabilities.

NOTE B -- CHANGE IN ACCOUNTING

         Through June 30, 2003, we accounted for major planned maintenance activities at our specialty fibers plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed maintenance costs as incurred.

         During the third quarter of fiscal 2004, we re-evaluated this critical accounting policy and, effective July 1, 2003, changed our method of accounting from the accrue in advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry.

         The following table reflects the restated net income and earnings per share as if the change in accounting for planned maintenance activities were handled retroactively.

                                                                              Three Months Ended September 30
                                                                                  2004                2003
                                                                           ----------------------------------------
      Net income as reported.................................                     $4,415            $ 3,056
      Deduct: Cumulative effect of change in accounting for
           planned maintenance costs, net of tax.............                          -              5,720
                                                                           -----------------------------------------

      Proforma net income (loss).............................                     $4,415            $(2,664)
                                                                           =========================================

      Earnings (loss) per share as reported
               Basic.........................................                     $ 0.12            $  0.08
               Diluted.......................................                     $ 0.12            $  0.08

      Proforma earnings (loss) per share
               Basic.........................................                    $  0.12           $  (0.07)
               Diluted.......................................                    $  0.12           $  (0.07)

NOTE C -- SEGMENT INFORMATION

         We report results for two segments, specialty fibers and nonwoven materials. The specialty fibers segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administration expenses to each segment and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended                                    Specialty      Nonwoven
September 30                                            Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2004       $118,046        $55,922     $(6,645)     $167,323
                                              2003        107,318         53,210      (4,697)      155,831
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2004         16,898          3,568      (2,362)       18,104
                                              2003          9,921          2,487      (2,007)       10,401
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2004          6,961          4,223         866        12,050
    intangibles                               2003          6,704          4,268         825        11,797
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2004          3,914            976          80         4,970
                                              2003          9,089            599          37         9,725

         Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were made to third parties, that is, at current market prices.

NOTE D -- ASSETS HELD FOR SALE

         In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. See Note E - Restructuring costs for more information on this closure. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4,028 and $1,349, respectively. Current markets and third party interest for the building and equipment indicate we should be able to meet or exceed these values through the sales process. We anticipate the sale of the building and equipment will be completed during fiscal 2005. During the three months ended September 30, 2004, management determined that the plan of sale criteria in SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, had been met. Accordingly, management reevaluated its estimate of fair value less the cost to sell the assets and determined no additional gain or loss should be recognized. Although we believe the current carrying value less cost to sell best represent the fair value of the building and equipment, it is reasonably possible the actual results could materially differ from amounts estimated.

         The carrying value of the building and equipment was classified in property, plant and equipment as of June 30, 2004 and has been reclassified to current assets and are presented under the "Deferred income taxes and other" caption in the balance sheet as of September 30, 2004.

NOTE E -- RESTRUCTURING COSTS

         During fiscal 2003 we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility and included the elimination of approximately 100 positions within the specialty fibers segment. We expect this phase will be completed this fiscal year.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 65 positions have been eliminated and approximately 13 additional positions will be eliminated over the next year. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3,500.

         During the fourth quarter of fiscal 2004, we announced the cessation of production of nonwoven materials at our Cork, Ireland facility. We have continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7,000 annually and reduce working capital needs by $4,000. The closure of the Cork facility and related reorganization of the nonwoven materials organization resulted in the termination of 81 employees as of September 30, 2004 and will include the termination of an additional eight employees during the second quarter of fiscal 2005. We expect total restructuring expenses and payments related to the closure to be approximately $3,000 and completed by the end of calendar 2004.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the three months ended September 30, 2004.



                                                           Three Months Ended
                                                           September 30, 2004
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                  September       Charges      Estimated
                                          2004       Charges     Currency    Payments      30, 2004        to Date      Charges
2003 Restructuring Program-Phase 1
---------------------------------------------------------------------------------------------------------------------------------
Severance and employee benefits
     Specialty fibers...............         -           -             -          -             -          $1,656       $1,656
     Nonwoven materials.............         -           -             -          -             -              87           87
Other miscellaneous expenses
     Specialty fibers...............         -          64           (64)         -             -             854          924
     Nonwoven materials.............         -           -             -          -             -              83           83
                                      -------------------------------------------------------------------------------------------
Total 2003 Program-Phase 1                   -          64           (64)         -             -           2,680        2,750

2003 Restructuring Program-Phase 2
---------------------------------------------------------------------------------------------------------------------------------
Severance and employee benefits
   Specialty fibers.................       263         169             4       (216)          220           1,775        1,947
   Nonwoven materials...............         -           -             -          -             -              39           39
   Corporate........................       121           -                     (121)            -           1,514        1,514
                                      -------------------------------------------------------------------------------------------
Total 2003 Program-Phase 2                 384         169             4       (337)          220           3,328        3,500

2004 Restructuring Program
---------------------------------------------------------------------------------------------------------------------------------
Nonwoven materials
   Severance and employee
     benefits.......................     1,750         734            (2)    (2,332)          150           2,500        2,663
   Other miscellaneous expenses.....         -         229             -       (229)            -             269          337
                                      -------------------------------------------------------------------------------------------
Total 2004 Program..................     1,750         963            (2)    (2,561)          150           2,769        3,000
                                      -------------------------------------------------------------------------------------------

Total All Programs..................    $2,134      $1,196           $(2)   $(2,962)         $370          $8,777       $9,250
                                      ===========================================================================================

NOTE F --  INVENTORIES
         The components of inventory consist of the following:

                                             September 30         June 30
                                                 2004               2004
                                            --------------------------------

     Raw materials........................     $27,986             $28,073
     Finished goods.......................      63,864              57,118
     Storeroom and other..................      22,702              22,248
                                            --------------------------------
                                              $114,552            $107,439
                                            ================================

NOTE G -- DEBT

         The components of long-term debt consist of the following:

                                                 September 30         June 30
                                                    2004               2004
                                                -------------------------------
      Senior Notes due:
           2013..............................     $200,000            $200,000
      Senior Subordinated Notes due:
           2008..............................       99,750              99,737
           2010..............................      152,934             153,061
      Credit facilities......................      124,250             144,250
      Other..................................        7,000               7,000
                                                -------------------------------
                                                   583,934             604,048
      Less current portion...................        1,500              16,972
                                                -------------------------------
                                                  $582,434            $587,076
                                                ===============================

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

         During the three months ended September 30, 2003, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

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

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At September 30, 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,452. During the three months ended September 30, 2004 and 2003, the swap reduced our interest expense by $143 and $1,238, respectively and will continue to reduce interest expense through the amortization period of the termination fee.

         Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility, comprised of a $70,000 revolving credit facility (the revolver) maturing on September 15, 2008 and a $150,000 term loan (the term loan) with serial maturities of $375 quarterly through September 2008, $71,250 maturing March 31, 2009 and final maturity on October 15, 2010. The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the first quarter of fiscal 2005, we made an excess cash flow payment of $15,472 based on fiscal 2004 performance and an additional payment of $4,528 for total payments of $20,000 during the quarter. Due to many contingent variables that effect this payment, we are currently unable to estimate an excess cash flow payment for the current fiscal year. We had $124,250 outstanding on this facility at an average variable interest rate of 4.4% as of September 30, 2004. This facility amended and restated our then existing $215,000 revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures. At September 30, 2004, we were in compliance with these financial covenants.

         As of September 30, 2004, we had $67,692 borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee on the unused portion of the revolving credit facility is 0.40% - 0.50% per annum. As of September 30, 2004, we had approximately $75 million of liquidity including available borrowings and cash and cash equivalents. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized using the effective interest method over the life of the facility.

         Other credit facilities - On December 5, 2003, we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment.

         On September 30, 2003, we renewed our Canadian credit facility. The renewal extended the maturity to November 30, 2004 and required a 20% reduction of the principal to Canadian $16,000 (U.S. $12,614 equivalent based on exchange rates in effect at September 30, 2004). As of September 30, 2004, we had $0 outstanding on this facility. Effective October 1, 2004 we cancelled this facility.


NOTE H -- COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                                   Three Months Ended September 30
                                                                     2004                  2003
                                                             -------------------------------------------
Net income...........................................                $  4,415                $3,056
Foreign currency translation adjustments - net.......                  11,192                  3,907
                                                             -------------------------------------------
Comprehensive income.................................                $15,607                 $6,963
                                                             ===========================================

         For the three months ended September 30, 2004, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $2,164, the Brazilian real of $1,856 and the Canadian dollar of $7,172.

         For the three months ended September 30, 2003, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $4,197, the Brazilian real of $(425) and the Canadian dollar of $135.

NOTE I - STOCK-BASED COMPENSATION

         At September 30, 2004, the Company has stock-based compensation plans which we account for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                                   Three Months Ended September 30
                                                                      2004                 2003
                                                               ---------------------------------------
Net income as reported............................                     $4,415              $ 3,056
Deduct: Total stock-based compensation expense determined
     under fair value based method , net of related tax
     effects......................................                       (538)                (525)
                                                               ---------------------------------------
     Pro forma net income.........................                     $3,890              $ 2,518
                                                               =======================================
Basic earnings per share:
     As reported..................................                     $ 0.12              $  0.08
     Pro forma....................................                     $ 0.10              $  0.07
Diluted earnings per share:
     As reported..................................                     $ 0.12              $  0.08
     Pro forma....................................                     $ 0.10              $  0.07


NOTE J - EMPLOYEE BENEFIT PLANS


         We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. The components of net periodic benefit costs are as follows:

                                                                  Three Months Ended September 30
                                                                      2004                2003
                                                               --------------------------------------
Service cost for benefits earned..................                    $ 176              $ 188
Interest cost on benefit obligation...............                      358                313
Amortization of unrecognized prior service cost...                     (281)              (281)
(Gain)/loss.......................................                       97                 84
                                                               --------------------------------------
Total cost........................................                    $ 350              $ 304
                                                               ======================================

         In accordance with Financial Staff Position No. FAS 160-1 (FSP 106-1), the impact, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) has been evaluated and has not been recognized in the condensed consolidated financial statements as of September 30, 2004 due to its immateriality.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004

                                                                   Guarantors
                                                          --------------------------
                                                            Buckeye                      Non-
                                                          Technologies      US         Guarantor    Consolidating
                                                              Inc.      Subsidiaries Subsidiaries    Adjustments    Consolidated
                                                          -----------------------------------------------------------------------
Net sales............................................        $ 23,282      $99,989        $51,311         $(7,259)     $167,323
Cost of goods sold...................................          18,611       80,670         45,510          (7,097)      137,694
                                                          -----------------------------------------------------------------------
Gross margin.........................................           4,671       19,319          5,801            (162)       29,629

Selling, research and administrative expenses, and
    other............................................           3,095        5,336          1,898               -        10,329
Restructuring costs..................................               1          120          1,075               -         1,196
                                                          -----------------------------------------------------------------------

Operating income (loss)..............................           1,575       13,863          2,828            (162)       18,104

Other income (expense):
    Interest income/(expense) and amortization of debt
       costs.........................................         (11,331)         (39)            92               -       (11,278)
    Other income/(expense), including equity
       income in affiliates..........................           8,916           154          (119)         (8,984)          (33)
    Intercompany interest income/(expense)...........           7,848       (6,148)        (1,701)              1             -
                                                          -----------------------------------------------------------------------

Income/(loss) before income taxes....................           7,008        7,830          1,100          (9,145)        6,793

Income tax expense/(benefit).........................           2,593        2,659            509          (3,383)        2,378
                                                          -----------------------------------------------------------------------

Net income (loss)....................................          $4,415      $ 5,171          $ 591         $(5,762)      $ 4,415
                                                          =======================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)
Three Months Ended September 30, 2003

                                                                  Guarantors
                                                           --------------------------
                                                             Buckeye                      Non-
                                                           Technologies      US        Guarantor    Consolidating
                                                              Inc.      Subsidiaries  Subsidiaries   Adjustments    Consolidated
                                                           ----------------------------------------------------------------------
Net sales............................................         $18,741       $90,104       $54,533         $(7,547)     $155,831
Cost of goods sold...................................          14,778        77,767        49,168          (7,473)      134,240
                                                           ----------------------------------------------------------------------
Gross margin.........................................           3,963        12,337         5,365             (74)       21,591

Selling, research and administrative expenses, and
    other............................................           2,594         5,311         2,247               -        10,152
Restructuring costs..................................             214           592           232               -         1,038
                                                           ----------------------------------------------------------------------

Operating income (loss)..............................           1,155         6,434         2,886             (74)       10,401

Other income (expense):
    Interest income/(expense) and amortization of debt
       costs.........................................         (10,517)          (72)         (588)              -       (11,177)
    Other income/(expense), including equity
       income in affiliates..........................           7,053            47           131         (10,400)       (3,169)
    Intercompany interest income/(expense)...........           7,281        (4,922)       (2,359)              -             -
    Intercompany miscellaneous  income/(expense).....            (320)         (686)        1,006               -             -
                                                           ----------------------------------------------------------------------

Income/(loss) before income taxes and
  cumulative effect of change in accounting..........           4,652           801         1,076         (10,474)       (3,945)

Income tax expense/(benefit).........................           1,596           275           441          (3,593)       (1,281)
                                                           ----------------------------------------------------------------------

Income/(loss) before cumulative effect
   of change in accounting...........................           3,056           526           635          (6,881)       (2,664)

Cumulative effect of change in accounting............               -         5,720             -               -         5,720
                                                           ----------------------------------------------------------------------

Net income (loss)....................................         $ 3,056        $6,246         $ 635         $(6,881)      $ 3,056
                                                           ======================================================================

(1) Restated based on change in accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................            $12,354         $   144        $11,338         $     -         $ 23,836
  Accounts receivable, net of allowance.....             13,313          62,409         35,584               -          111,306
  Inventories...............................             22,327          59,213         33,730            (718)         114,552
  Other current assets......................              3,965           4,253          6,303               -           14,521
  Intercompany accounts receivable..........                  -          26,731          6,109         (32,840)               -
                                                  -------------------------------------------------------------------------------
Total current assets........................             51,959         152,750         93,064         (33,558)         264,215

Property, plant and equipment, net..........             53,391         344,237        132,573               -          530,201
Goodwill and intangibles, net...............             21,000          54,865         88,363               -          164,228
Intercompany notes receivable...............            364,279               -              -        (364,279)               -
Other assets, including investment in
   subsidiaries.............................            311,300         321,704        116,605        (738,122)          11,487
                                                  -------------------------------------------------------------------------------
Total assets................................           $801,929        $873,556       $430,605     $(1,135,959)        $970,131
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 5,588         $15,960        $ 5,705         $     -          $27,253
  Other current liabilities.................             23,557          20,195         10,370               -           54,122
  Intercompany accounts payable.............             21,379               -         11,461         (32,840)               -
                                                  -------------------------------------------------------------------------------
Total current liabilities...................             50,524          36,155         27,536         (32,840)          81,375

Long-term debt..............................            580,434           2,000              -               -          582,434
Deferred income taxes.......................            (39,862)         62,135         17,651               -           39,924
Other long-term liabilities.................              5,415          14,512          1,233               -           21,160
Intercompany notes payable..................                  -         233,073        131,206        (364,279)               -
Stockholders'/invested equity...............            205,418         525,681        252,979        (738,840)         245,238
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity..           $801,929        $873,556       $430,605     $(1,135,959)        $970,131
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2004

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
                                                  -------------------------------------------------------------------------------

Assets
Current assets
  Cash and cash equivalents.................            $14,746         $   103        $12,386          $     -        $ 27,235
  Accounts receivable, net..................             15,502          58,631         38,234                -         112,367
  Inventories...............................             21,770          51,722         34,503             (556)        107,439
  Other current assets......................              9,408           5,008         (4,209)               -          10,207
  Intercompany accounts receivable..........                  -          22,604          6,109           (28,713)             -
                                                  -------------------------------------------------------------------------------
Total current assets                                     61,426         138,068         87,023          (29,269)        257,248

Property, plant and equipment, net..........             54,042         347,782        135,808                -         537,632
Goodwill and intangibles, net...............             21,012          55,241         83,114                -         159,367
Intercompany notes receivable...............            369,279               -              -         (369,279)              -
Other assets, including investment in
   subsidiaries.............................            290,493         330,210        114,164          (723,039)        11,828
                                                  -------------------------------------------------------------------------------
Total assets................................           $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 5,860         $16,118        $ 5,152          $     -         $27,130
  Other current liabilities.................             34,493          17,390         11,058                -          62,941
  Intercompany accounts payable.............             17,063               -         11,650          (28,713)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities...................             57,416          33,508         27,860          (28,713)         90,071

Long-term debt..............................            585,076           2,000              -                -         587,076
Deferred income taxes.......................            (40,480)         61,732         16,704                -          37,956
Other long-term liabilities.................              5,385          14,657          1,585                -          21,627
Intercompany notes payable..................                  -         236,883        132,396         (369,279)              -
Stockholders'/invested equity...............            188,855         522,521        241,564         (723,595)        229,345
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity..           $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by operations...............        $ 12,775         $ 7,778          $ 444         $ 20,997

Investing activities:
Purchases of property, plant and equipment....            (411)         (3,558)        (1,001)          (4,970)
Other.........................................               -            (139)           223               84
                                                  ---------------------------------------------------------------
Net cash used in investing activities.........            (411)         (3,697)          (778)          (4,886)

Financing activities
Net borrowings (payments on) long-term
    debt and other............................         (14,756)         (4,040)        (1,190)         (19,986)
                                                  ---------------------------------------------------------------
Net cash used in financing activities.........         (14,756)         (4,040)        (1,190)         (19,986)

Effect of foreign currency rate fluctuations
     on cash..................................               -               -            476              476

Increase (decrease) in cash and cash
     equivalents..............................          (2,392)             41         (1,048)          (3,399)
Cash and cash equivalents at beginning
     of period................................          14,746             103         12,386           27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period....        $ 12,354           $ 144        $11,338         $ 23,836
                                                  ===============================================================


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2003

                                                             Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in)operations......        $25,636        $(19,126)       $19,045          $25,555

Investing activities:
Purchases of property, plant and equipment....         (2,319)         (6,774)          (632)          (9,725)
Other.........................................              -            (303)             -             (303)
                                                  ---------------------------------------------------------------
Net cash used in investing activities.........         (2,319)         (7,077)          (632)         (10,028)

Financing activities
Net borrowings (payments) under revolving
    line of credit............................        (55,250)              -              -          (55,250)
Payments for debt issuance and
    extinguishment............................         (8,144)              -              -           (8,144)
Net issuance of  (payments on) long-term
    debt and other............................         15,012          24,816         (14,829)         24,999
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities.....................        (48,382)        24,816         (14,829)        (38,395)

Effect of foreign currency rate fluctuations
     on cash..................................              -              -            (827)           (827)
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and cash
     equivalents..............................        (25,065)        (1,387)          2,757         (23,695)
Cash and cash equivalents at beginning
     of period................................         26,075          4,349          19,553          49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period....         $1,010        $ 2,962         $22,310        $ 26,282
                                                  ===============================================================

NOTE L - SUBSEQUENT EVENT

         On October 22, 2004, the President signed H.R. 4520, the American Jobs Creation Act of 2004, thereby setting the date of enactment and the effective date for many of the provisions in the Act. The centerpiece of the Act is a repeal of the extraterritorial income (ETI) exclusion and the replacement of ETI with a domestic manufacturing deduction. We are currently assessing the impact this legislation may have on our effective tax rate, cash flows and financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2004 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three months ended September 30, 2004 to the three months ended September 30, 2003.

Executive Summary

         Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, food casings, rayon filaments, acetate plastics, thickeners and papers. Our products are produced in the United States, Canada, Germany and Brazil, and we sell these products in approximately 60 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

         Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products. We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, and significantly reduce our debt. While we are still not satisfied with our current financial performance, we made progress during the three months ended September 30, 2004 in improving the financial results of our business. Revenue and profitability increased in both our specialty fibers and nonwoven materials segments. The changes we made to improve our operations are having a positive impact.

         We ceased producing airlaid nonwoven materials at our Cork, Ireland facility in late July and successfully transitioned the majority of the product previously produced at Cork to our larger dual-line plants in Europe and North America. This has increased the capacity utilization at our other airlaid nonwovens facilities.

         Over the last year, we have improved the product mix of our wood-based specialty fibers by transferring a portion of our wood cellulose production away from fluff pulp into higher value chemical applications. Our overall wood-based specialty volume increased during the first quarter of fiscal 2005, even as we reduced external fluff pulp shipments by 10% versus the same period in fiscal 2004. Although the price of commodity pulps are reported to have recently declined, the price of fluff pulp has remained steady. While we cannot rule out the possibility that we will experience some short-term deterioration in fluff pulp prices, we have not experienced any weakness during the quarter. We continue to believe that over the long run we will be better served by having more of our production in high value specialty grades and a smaller exposure to the more volatile fluff pulp market.

         We are encouraged by favorable trends in our markets. Demand for our products remains strong. However, we are concerned about the sizeable price increases that are currently impacting both fuel and chemicals. Both of these areas have the potential to negatively impact our short term financial results. On July 1, 2004 we increased the prices of our cotton-based specialty fibers, and we are currently implementing price increases averaging about 5% on nonwoven materials not under contract. Although contractual obligations limit our ability to increase the prices of our specialty wood pulps until after January 1, 2005, we are hopeful that our other price increases, combined with continued strong demand, will offset rising chemical and energy prices.

         We continued to make debt reductions during the first quarter of fiscal 2005 as we believe strengthening our balance sheet is important to our business. We made $20 million of debt payments on our senior secured credit facility during the period.


Results of Operations
Consolidated results

         The following table compares components of operating income for the three months ended September 30, 2004 and 2003.

------------------------------------------------------------------------------------------------------------------
                        (millions)                                    Three Months Ended September 30
                                                                      -------------------------------
                                                               2004        2003        Change        % Change
                                                           -------------------------------------------------------
Net sales                                                      $167.3       $155.8        $11.5            7%
Cost of goods sold                                              137.7        134.2          3.5            3%
                                                           -------------------------------------------------------
Gross margin                                                     29.6         21.6          8.0           37%
Selling, research and administrative expenses                     9.7          9.6          0.1            1%
Restructuring costs                                               1.2          1.0          0.2           20%
Amortization of intangibles and other                             0.6          0.6            -            -
                                                           -------------------------------------------------------
Operating income                                               $ 18.1       $ 10.4        $ 7.7           74%
                                                           =======================================================


         Net sales improved during the three months ended September 30, 2004 versus the same period in 2003 due to increased sales in both specialty fibers and nonwoven materials. Increases in both shipments and pricing during the period contributed to the improvement. Overall, our gross margin percentage improved to 18% during the period, an increase of 400 basis points over the prior year primarily a result of improved pricing and mix.

         We continued to incur restructuring charges related to programs that we began in fiscal 2003 and 2004. The costs incurred during the three months ended September 30, 2004 were primarily related to the program initiated as part of the closure of our Cork, Ireland facility.

         Further discussion on revenue, operating trends, and restructuring costs are discussed later in this MD&A. Additional information on the restructuring programs and charges taken may also be found in Note E of the accompanying interim financial statements.

Segment results

         Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fibers segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as amortization of intangibles, restructuring costs, asset impairment and certain financing and investing costs.

Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2004 and 2003.

--------------------------------------------------------------------------------
($ millions)                          Three Months Ended September 30
                                      -------------------------------
                                2004           2003        Change     % Change
                             ---------------------------------------------------
Net sales                      $118.0         $107.3        $10.7        10%
Operating income                 16.9            9.9          7.0        71%

         Net sales increased during the three months ended September 30, 2004 versus 2003 due to improved mix and volume for wood-based specialty products and increased pricing for both wood and cotton-based specialty products. These improvements were partially offset by decreases in the volume of cotton-based specialty products.

         Improvements in selling prices and mix of our wood-based products were driven by several factors. Overall strengthening of the economy increased the demand for pulp and paper products, driving up commodity pulp prices. While our average fluff pulp price increased by 11% year over year, we can offer no assurances that this increase in fluff pulp pricing will continue or that this trend will not reverse direction during fiscal 2005. Also the weakening of the U.S. dollar year over year made our products more attractive to export customers helping to increase overall specialty wood volume by 10%.

         Sales price increases and decreases for cotton-based products are influenced by, among other things, the variability in the cost and supply of cotton fibers. As the cost of these fibers increased, we increased our sales prices. Pricing has increased on average, approximately 6% on most of our cotton-based specialty products. Although these price increases had a positive impact on revenue and operating income during the first quarter, they were offset by the higher fiber costs and the weaker U.S. dollar which negatively impacts manufacturing costs at our Glueckstadt, Germany cotton-based specialty fibers facility.

         The overall improvement in cotton-based specialty pricing was also offset by a decline in volume based on the year over year impact of the partial closure of our Lumberton, North Carolina facility. Although a majority of products manufactured at Lumberton were transitioned to our Memphis, Tennessee, plant there was still an overall decrease in volume due to the partial closure of the facility. In a continuation of our strategy to manage inventories, our Glueckstadt, Germany cotton facility operates at approximately 55% of capacity using a reduced shift system.

         Operating income substantially improved during the quarter based on the strong improvement in sales. Although manufacturing costs edged higher for the three months ended September 30, 2004 for both wood and cotton-based specialty products, they did not increase enough to offset the strong gains from increased pricing and volume.

         A record four hurricanes that hit Florida and the southeastern United States during the first quarter challenged the operating environment at our wood-based specialty fibers facility in Perry, Florida. Although our operations were subjected to extensive rainfall and high winds, none of the storms caused major interruptions at our facilities. We did experience some short-term curtailment due to power outages, but our technicians quickly restored services, and we were able to achieve production targets. The extensive rainfall has threatened our wood supply, but we are confident that our production will not be limited by wood shortages during the coming quarters.

         We are moving forward with the important step of further developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we are confident that, when this conversion is completed in the fall of 2005, it will be a significant contributor to our profitability. We expect to spend approximately $10 million during the remainder of fiscal 2005 and an additional $8 million in fiscal 2006 on this project.

Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2004 and 2003.

-----------------------------------------------------------------------------
($ millions)                      Three Months Ended September 30
                                  -------------------------------
                            2004           2003        Change     % Change
                        -----------------------------------------------------
Net sales                  $55.9          $53.2         $2.7          5%
Operating income             3.6            2.5          1.1         44%

         The increase in net sales during the three months ended September 30, 2004 was primarily due to an increase in shipment volume and the strengthening of the euro versus the U.S. dollar. These improvements were partially offset by minor mix and price changes. Although we ceased production at our Cork, Ireland facility in July, we continued shipping inventory from Cork through the remainder of the period and began transitioning sales to our other nonwoven materials facilities.

         Operating income for the three months ended September 30, 2004 was our best quarterly performance in more than four years. The improvement was primarily due to the closure of our Cork, Ireland plant. While Cork's shipments were only down 18% compared to the same quarter a year ago, labor and overhead costs were down 49%. Overall, our nonwoven materials business was able to support increased shipment and production volume with one less manufacturing location for most of the quarter, and we successfully transitioned more than half of Cork's business to other manufacturing sites. Our Gaston, North Carolina facility continued to show improvement in its operating performance compared to the prior year due to a significant increase in shipment volume and the resulting improvement in capacity utilization.

Restructuring activities

         During fiscal years 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the three-month periods ended September 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------------
                                                      Three months ended                    Estimate to
                                                         September 30         Total           Complete
                                                                            Estimated     at September 30,
(millions)                                              2004      2003       Charges            2004
----------------------------------------------------------------------------------------------------------
Restructuring costs
   2004 Restructuring program...............            $ 0.9       $   -      $ 3.0            $ 0.2
   2003 Restructuring program - phase 2.....              0.2         0.8        3.5              0.2
   2003 Restructuring program - phase 1.....              0.1         0.2        2.8              0.1
                                                  --------------------------------------------------------
Total restructuring costs                               $ 1.2       $ 1.0      $ 9.3            $ 0.5
----------------------------------------------------------------------------------------------------------

         2004 Restructuring program

         During March 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products is growing in the low to mid-single digits, the growth in demand has not been sufficient to fully utilize existing capacity. As such, industry participants have been rationalizing production by taking down time, reducing operating shifts and closing facilities.

         Due to excess production capacity around the globe, we have operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork is higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other manufacturing facilities. Production at Cork ceased in July 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%. Subsequent to the July closure of the facility, we began to actively market the building and equipment with carrying values of $4.0 million and $1.3 million, respectively. Current markets and third party interest for the building and equipment indicate we should be able to meet or exceed these values through the sales process.

         We will continue to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. We expect this consolidation will enable us to improve our overall nonwoven materials operating results by about $7 million annually and reduce working capital needs by $4 million. The closure of the Cork facility and related reorganization of the nonwoven materials organization resulted in the termination of 81 employees and will include the termination of an additional eight employees by the end of calendar year 2004. We expect restructuring expenses and payments related to the closure to be approximately $3 million of which $2.8 million has been incurred and with the remaining $0.2 million to occur over the remainder of calendar 2004.

         2003 Restructuring programs (phase 1 and phase 2)

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

         To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization is enabling us to improve our operating results by over $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million. We expect this phase to be completed this fiscal year.

         During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program. This phase of the program will enable us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 65 positions have been eliminated and approximately 13 additional positions will be eliminated over the next year. These positions include manufacturing, sales, product development and administrative functions throughout the organization. The full benefit of this restructuring will not be realized until the end of calendar 2005. We expect payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3.5 million.

Net interest expense and amortization of debt costs

         We incurred net interest expense and amortization of debt costs of $11.3 million in the three months ended September 30, 2004 compared to $11.2 million for the prior year. The consistency is the result of several offsetting factors. Our decrease in outstanding debt of $45.3 million since September 30, 2003 had a positive impact on interest expense, but was offset by the conversion of $50 million of variable rate debt to higher fixed rate debt. We were also able to offset the impact of the increase in variable market interest rates during the year through the restructuring of our senior secured credit facility in November 2003. For further information regarding our debt restructuring, see Note G of the accompanying interim financial statements.

Income tax expense

         Our effective tax rate for the three months ended September 30, 2004 was 35.0% versus 32.5% for the same period in 2003. The higher tax rate was due primarily to the source of income shifting to higher tax jurisdictions. Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation.

Loss on early extinguishment of debt costs

         On September 22, 2003, we placed privately $200 million in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005. As a result of the extinguishment, $3.3 million was expensed during the three months ended September 30, 2003. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs.

Cumulative effect of change in accounting

         Historically, we accrued expenses related to extended maintenance shutdowns at our Perry, Florida facility. However, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. Based on this change, during the three months ended September 30, 2003 we reversed the planned maintenance shutdown accrual of $9.1 million and recorded a cumulative effect of change in accounting adjustment of $5.7 million (net-of-taxes of $3.4 million). See Note B of the accompanying interim financial statements for further discussion of this change in accounting.

Financial Condition

Cash flow

Net cash provided by operating activities

         We generated cash from operating activities of $21.0 million and $25.6 million during the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004, improved earnings and timing of interest payments were partially offset by an increase in inventories of $6.1 million during the period. During the three months ended September 30, 2003, cash from operating activities benefited from a change in our cash management strategy. We began discounting large letters of credit, enabling us to reduce our debt and interest costs, resulting in a permanent decrease in account receivables of approximately $10 million.

Net cash used in investing activities

         During the three months ended September 30, 2004, we used $4.9 million cash in investing activities, as compared to $10.0 million in the same period of 2003. The higher expenditures during 2003 were the result of our expenditure for a planned maintenance shutdown at our Perry, Florida specialty fibers facility and capital expenditures at our Memphis, Tennessee specialty fibers facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility. In addition to our normal level of capital expenditures to construct, purchase, modernize, and upgrade our production equipment and facilities, we expect to incur about $10 million of capital expenditures in the remaining nine months of fiscal 2005 and $8 million during fiscal 2006 primarily related to the upgrade of our Americana, Brazil specialty fibers facility.

Net cash provided by (used in) financing activities

         Under our senior secured credit facility, during the first quarter of fiscal 2005 we were required to make a payment on our term loan for our excess cash flow (as defined under the credit agreement), based on fiscal 2004 performance. Payments totaling approximately $15.4 million were made during July and August of 2004. The total reduction of our senior secured credit facility during the three months ended September 30, 2004 was $20.0 million.

         During the first quarter of fiscal 2004, we began the restructuring of our debt position by redeeming our $150 million senior subordinated notes due 2005 and making a permanent reduction on our revolving credit facility by issuing $200 million of senior notes due 2013. See Note G- Debt for further information on this issuance.

         Our board of directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the first three months of fiscal 2005. Through September 30, 2004, we had repurchased a total of 5,009,300 shares under the current board authority. At September 30, 2004, we were prohibited from repurchasing our common stock under the terms of our senior secured credit facility.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our Annual Report. The following table summarizes our significant contractual cash obligations as of September 30, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.


(In millions)                                                  Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                                         Fiscal     Fiscal 2006    Fiscal 2008
Contractual Obligations                  Total           2005 (1)    and 2007       and 2009         Thereafter
-----------------------------------------------------------------------------------------------------------------

Long-term obligations (2)......             $891.6         $ 39.5        $ 98.8        $ 256.2           $ 497.1
Capital lease obligations (3)..                3.0            0.6           1.6            0.8                 -
Operating leases ..............                4.7            2.1           2.2            0.4                 -
Timber commitments ............               81.8           11.6          24.6           25.4              20.2
Lint commitments ..............               22.8           22.8             -              -                 -
Other purchase commitments (4)                12.5            9.3           3.2              -                 -
                                     ----------------------------------------------------------------------------
Total contractual cash
   obligations.................           $1,016.4         $ 85.9       $ 130.4        $ 282.8           $ 517.3
                                     ============================================================================

(1) Cash obligations for the remainder of fiscal 2005.

(2) Amounts include related interest payments. Interest payments for variable debt of $125.3 million are based on the effective rate as of September 30, 2004 of 4.4%.

(3) Capital lease obligations represent principal and interest payments.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Liquidity and capital resources

         We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of September 30, 2004 and believe we will remain in compliance. These sources of financing are described in detail in Note G of the accompanying interim financial statements.

         On September 30, 2004, we had $67.7 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of September 30,

2004, our liquidity, including available borrowings and cash and cash equivalents was approximately $75 million. Management believes this is sufficient liquidity to meet the needs of the business. While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Critical Accounting Policies

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information they believe are reasonable. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

         The five critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation, inventory valuation, and long-lived assets. Further information regarding our "Critical Accounting Policies" can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Forward-Looking Statements

         This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs of raw materials; competition; inability to predict the scope of future environmental compliance costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. For additional factors that could impact future results, please see our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2004, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro. Foreign currency fluctuations during the three-month period ended September 30, 2004 did not have a material effect on our results of operations.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2004 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.





Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits
31.1     Certification of the Chief Executive Officer, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, Chief Executive Officer of Buckeye Technologies Inc. on October 29, 2004.
31.2     Certification of the Chief Financial Officer, as adopted pursuant to
         Section 302 of the  Sarbanes-Oxley  Act of 2002, signed by Kristopher
         J. Matula, Chief Financial Officer of Buckeye Technologies Inc. on October 29, 2004.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David B. Ferraro, Chief Executive Officer of Buckeye Technologies Inc. on October 29, 2004.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kristopher
         J. Matula, Chief Financial Officer of Buckeye Technologies Inc. on October 29, 2004.

(b) Reports on Form 8-K
         During the three months ended September 30, 2004, the following reports were filed or furnished on Form 8-K:
         - Report dated July 13, 2004 announcing the conference call regarding operating results for the year ended June 30, 2004.
         - Report dated August 3, 2004 announcing the press release regarding the results of operations for the year ended June 30, 2004.
         - Report dated August 17, 2004 announcing the election of new board members.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Buckeye Tchnologies Inc.



                                    By: /S/ DAVID B. FERRARO
                                        -------------------------------------
                                    David B. Ferraro, Chief Executive Officer

                                    Date: October 29, 2004




                                    By:  /S/ KRISTOPHER J. MATULA
                                        -------------------------------------
                                    Kristopher J. Matula, Executive Vice
                                    President and Chief Financial Officer

                                    Date: October 29, 2004