Form 10-K/A
period 2004-06-30
BUCKEYE TECHNOLOGIES INC
filed 2004-12-01
CIK 899597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.


                        Commission File Number: 33-60032

                            Buckeye Technologies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                        62-1518973
-------------------------------------------------------             --------------------------------------------------
       (State of incorporation or organization)                           (I.R.S. Employer Identification No.)

       1001 Tillman Street, Memphis, Tennessee                                            38112
-------------------------------------------------------             --------------------------------------------------
       (Address of principal executive offices)                                        (Zip Code)

                                  901-320-8100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                    Name of each exchange on which registered
-------------------------------------------------------             --------------------------------------------------
        Common Stock, par value $.01 per share                                   New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ X ] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

    As of December 31, 2003, the aggregate market value of the registrant's voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $310.6 million.

    As of November 30, 2004, there were 37,440,229 shares of the registrant's common stock outstanding.

                                  EXPLANATION

    The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the "Original Filing"), which we filed on August 26, 2004. We have filed this Amendment to include as an additional exhibit to our Annual Report on Form 10-K, Statement re Computation of Ratios - "Computation of Ratio of Earnings to Fixed Charges" as required by Item 15(c) of Part IV of Form 10-K. We identified this change in the course of preparing our responses to a comment letter from the Securities and Exchange Commission, or the SEC, regarding the Original Filing.

    We have not updated other information contained in the Original Filing in this Amendment. Therefore, you should read this Amendment together with other reports and documents that we have filed with the SEC subsequent to the date of the Original Filing. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3)        Listing of Exhibits. See exhibits listed under Item 15 (c).

(c)           Exhibits required by Item 601 of Regulation S-K.

Exhibit Number     Description
--------------     -----------

     3.1 Second Amended and Restated Certificate of Incorporation of Registrant (4)

     3.1(a) Articles of Amendment to the Second Amended and Restated Certificate of Incorporation of Registrant (5)

     3.2           Amended and Restated By-laws of the Registrant (8)

     4.1 First Amendment to the Rights Agreement (the Rights Agreement was filed on Form 8-A, November 20, 1995) (2)

     4.2 Indenture for 9-1/4% Senior Subordinated Notes due 2008, dated July 2, 1996 (1)

     4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998 (5)

     4.4           Indenture for 8-1/2% Senior Notes due 2013, dated September
                   22, 2003 (10)

    10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant (6)

    10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant
                   (9)

    10.3           Form of Management Stock Option Subscription Agreement (6)

    10.4           Form of Stock Option Subscription Agreement (6)

    10.5           Amended and Restated Formula Plan for Non-Employee Directors
                   (3)

    10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995. (7)

    10.7 Amended and Restated Credit Agreement dated November 5, 2003, among the Registrant; Fleet National Bank; Fleet Securities Inc.; Citigroup Global Markets Inc.; UBS Security LLC; Citibank N.A.; UBS, AG Stanford Branch; and the other lenders party thereto (11)

    12.1**         Computation of Ratio of Earnings to Fixed Charges

    21.1*          Subsidiaries of the Registrant

    23.1*          Consent of Ernst & Young LLP

    31.1**         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer

    31.2**         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer

    32.1*          Section 1350 Certification of Chief Executive

    32.2*          Section 1350 Certification Chief Financial Officer

    99.1*          Code of Business Conduct and Ethics

--------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 File No. 33-05139, as filed with the Securities and Exchange Commission on June 4, 1996, and as amended on June 11, 1996 and June 27, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1997.

(3) Incorporated by reference to the Registrant's Quarterly Report on form 10-Q for the quarterly period ended December 31, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file no. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file no. 333-110091, as filed with the Securities and Exchange Commission on October 30, 2003.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.



* Previously filed as an exhibit to this Annual Report on Form 10-K.

** Filed herewith.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BUCKEYE TECHNOLOGIES INC.


Dated:  December 1, 2004            By: /s/ Kristopher J. Matula
                                        ---------------------------------------
                                    Name:  Kristopher J. Matula
                                    Title: Executive Vice President and Chief
                                           Financial Officer