Form 10-Q
period 2004-12-31
BUCKEYE TECHNOLOGIES INC
filed 2005-01-28
CIK 899597

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

                For the quarterly period ended December 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____



--------------------------------------------------------------------------------

                        Commission file number: 33-60032


                            Buckeye Technologies Inc.
                                    Delaware
                 (state or other jurisdiction of incorporation)


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

As of January 25, 2005, there were outstanding 37,458,812 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

       1. Financial Statements:
              Condensed Consolidated Statements of Operations for the Three and Six Months Ended December
                   31, 2004 and 2003......................................................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004.............        4
              Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended December 31, 2004
                   and 2003...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       22
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       33
       4.     Controls and Procedures.....................................................................       33

                                              PART II - OTHER INFORMATION
       4.     Submission of Matters to a Vote of Security Holders.........................................       34
       6.     Exhibits....................................................................................       34

                                                       SIGNATURES                                                35


Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                  Three Months Ended                 Six Months Ended
                                                                      December 31                       December 31
                                                             ------------------------------    ------------------------------
                                                                  2004         2003 (1)            2004         2003 (1)
                                                             ------------------------------    ------------------------------
Net sales..............................................          $180,622       $160,279          $347,945        $316,110
Cost of goods sold.....................................           149,475        152,148           287,169         286,388
                                                             ------------------------------    ------------------------------
Gross margin...........................................            31,147          8,131            60,776          29,722
Selling, research and administrative expenses..........            10,748         12,948            20,474          22,540
Impairment of long-lived assets........................            12,010            942            12,010             942
Restructuring costs....................................               363          2,691             1,559           3,729
Amortization of intangibles and other..................               603            569             1,206           1,129
                                                             ------------------------------    ------------------------------
Operating income (loss)................................             7,423         (9,019)           25,527           1,382

Net interest expense and amortization of debt costs....           (11,279)       (12,510)          (22,557)        (23,687)
Loss on early extinguishment of debt...................                 -         (1,640)                -          (4,940)
Gain on sale of assets held for sale...................             7,173              -             7,173               -
Foreign exchange and other.............................               267           (556)              234            (425)
                                                             ------------------------------    ------------------------------

Income (loss) before income taxes......................             3,584        (23,725)           10,377         (27,670)
Income tax expense (benefit)...........................               671         (8,574)            3,049          (9,855)
                                                             ------------------------------    ------------------------------

Income (loss) before cumulative effect of change
     in accounting.....................................             2,913        (15,151)            7,328         (17,815)
Cumulative effect of change in accounting (net of tax
    $3,359)............................................                 -              -                 -           5,720
                                                             ------------------------------    ------------------------------

Net income (loss)......................................           $ 2,913      $ (15,151)          $ 7,328        $(12,095)
                                                             ==============================    ==============================

Earnings (loss) per share before cumulative effect of
     change in accounting
            Basic earnings (loss)  per share...........            $ 0.08         $(0.41)           $ 0.20         $ (0.48)
            Diluted earnings (loss) per share..........            $ 0.08         $(0.41)           $ 0.20         $ (0.48)

Cumulative effect of change in accounting
            Basic earnings (loss)  per share...........            $    -         $    -            $    -         $  0.15
            Diluted earnings (loss) per share..........            $    -         $    -            $    -         $  0.15

Earnings (loss) per share
            Basic earnings (loss)  per share...........            $  0.08        $(0.41)           $ 0.20         $ (0.33)
            Diluted earnings (loss) per share..........            $  0.08        $(0.41)           $ 0.20         $ (0.33)

Weighted average shares for basic earnings per share...             37,390        36,975            37,351          36,992
                                                             ------------------------------    ------------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................             37,605        36,975            37,532          36,992
                                                             ==============================    ==============================

(1) Restated based on change in accounting

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      December 31        June 30
                                                                          2004             2004
                                                                    ------------------------------
                                                                        (Unaudited)
Assets
Current assets:
      Cash and cash equivalents.................................         $ 28,115      $ 27,235
      Accounts receivable-net...................................          117,892       112,367
      Inventories...............................................          109,436       107,439
      Deferred income taxes and other...........................            7,785        10,207
                                                                         -----------------------
                    Total current assets........................          263,228       257,248

Property, plant and equipment...................................          884,764       883,613
Less accumulated depreciation...................................         (360,756)     (345,981)
                                                                         -----------------------
                                                                          524,008       537,632
Goodwill........................................................          140,334       130,172
Intellectual property and other, net............................           39,490        41,023
                                                                         -----------------------
      Total assets..............................................         $967,060      $966,075
                                                                         =======================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable....................................         $ 24,764      $ 27,130
      Accrued expenses..........................................           43,143        45,337
         Current portion of capital lease obligation............              658           632
      Current portion of long-term debt.........................            1,500        16,972
                                                                         -----------------------
                  Total current liabilities.....................           70,065        90,071

Long-term debt..................................................          569,046       587,076
Accrued post retirement benefits................................           19,520        18,931
Deferred income taxes...........................................           41,763        37,956
Capital lease obligation........................................            1,732         2,068
Other liabilities...............................................              193           628
Stockholders' equity............................................          264,741       229,345
                                                                        ------------------------
      Total liabilities and stockholders' equity................         $967,060      $966,075
                                                                        ========================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                   December 31
                                                                         -------------------------------
                                                                                 2004       2003 (1)
                                                                         -------------------------------
Operating activities
Net income (loss).................................................          $    7,328      $(12,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                   -        (5,720)
       Impairment of long-lived assets............................              12,010           942
       Depreciation...............................................              23,136        22,725
       Amortization ..............................................               1,674         2,514
       Loss on early extinguishment of debt.......................                   -         4,940
       Deferred income taxes and other............................               3,196         3,342
       Gain on sale of assets held for sale.......................              (7,173)            -
       Changes in operating assets and liabilities:
           Accounts receivable....................................              (2,048)       17,437
           Inventories............................................                (336)       13,256
           Other assets...........................................                (245)       (5,514)
           Accounts payable and other current liabilities.........              (7,977)      (13,931)
                                                                         -------------------------------
Net cash provided by operating activities.........................              29,565        27,896

Investing activities
    Purchases of property, plant and equipment....................             (11,779)      (21,190)
    Proceeds from sale of assets..................................              13,811           309
    Other.........................................................                (236)         (602)
                                                                         -------------------------------
Net cash provided by (used in) investing activities...............               1,796       (21,483)

Financing activities
    Proceeds from exercise of stock options.......................               1,250           433
    Net payments under revolving lines of credit..................                   -      (212,715)
    Issuance of long term debt....................................                   -       350,000
    Payments for debt issuance costs..............................                  (5)       (9,228)
    Payments related to early extinguishment of debt..............                   -        (2,115)
    Proceeds from termination of swap.............................                   -         4,000
    Payments on long-term debt and other..........................             (33,585)     (172,661)
                                                                         -------------------------------
Net cash used in financing activities.............................             (32,340)      (42,286)
Effect of foreign currency rate fluctuations on cash..............               1,859         1,165
                                                                         -------------------------------
Increase (decrease) in cash and cash equivalents..................                 880       (34,708)
Cash and cash equivalents at beginning of period..................              27,235        49,977
                                                                         -------------------------------
Cash and cash equivalents at end of period........................             $28,115       $15,269
                                                                         ===============================

(1) Restated based on change in accounting.

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)
NOTE A -- BASIS OF PRESENTATION

         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 and Form 10-K/A for the year ended June 30, 2004. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. Certain amounts for the three and six months ended December 31, 2003 have been restated based on the application of the change in accounting made in the third quarter of fiscal 2004 which was effective as of July 1, 2003.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation. In fiscal 2005, amortization of intangibles is included in operating income. Previously, these expenses were in foreign exchange and other. Amortization of intangibles was $603 and $1,206 for the three and six months ended December 31, 2004 and $569 and $1,129 for the same periods in 2003.

Translation adjustment

         Management has determined that the local currency of our German, Irish, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at December 31, 2004. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE B -- CHANGE IN ACCOUNTING METHOD

         Through June 30, 2003, we accounted for major planned maintenance activities at our specialty fibers plant in Perry, Florida by accruing the cost of the maintenance activities over the period between each planned maintenance activity (the accrue in advance method), which ranged from two to five year intervals. All other facilities expensed maintenance costs as incurred.

         During the third quarter of fiscal 2004, we re-evaluated this critical accounting policy and, effective July 1, 2003, changed our method of accounting from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are expensed as incurred. We believe the new method is preferable in this circumstance because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed). The direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the industry.

         The following table reflects the restated net income and earnings per share as if the change in accounting for planned maintenance activities were handled retroactively.

                                                                 Three Months Ended          Six Months Ended
                                                                    December 31                December 31
                                                                 2004          2003         2004          2003
                                                              ------------------------------------------------------
Net income (loss) as reported..........................            $2,913     $(15,151)      $7,328     $(12,095)
Deduct: Cumulative effect of change in accounting for
     planned maintenance costs, net of tax.............                -             -            -       (5,720)
                                                              ------------------------------------------------------

Pro forma net income (loss)............................            $2,913     $(15,151)      $7,328     $(17,815)
                                                              ======================================================

Earnings (loss) per share as reported
         Basic.........................................             $0.08       $(0.41)       $0.20       $(0.33)
         Diluted.......................................             $0.08       $(0.41)       $0.20       $(0.33)

Pro forma earnings (loss) per share
         Basic.........................................             $0.08       $(0.41)       $0.20       $(0.48)
         Diluted.......................................             $0.08       $(0.41)       $0.20       $(0.48)

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

Three Months Ended                                    Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2004     $129,854          $58,065     $(7,297)     $180,622
                                              2003      114,588           51,185      (5,494)      160,279
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2004       17,050            3,448     (13,075)        7,423
                                              2003       (5,333)           1,149      (4,835)       (9,019)
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2004        7,123            4,403         877        12,403
    intangibles                               2003        6,897            4,467         837        12,201
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2004        6,288              261         260         6,809
                                              2003       10,767              543         155        11,465



Six Months Ended                                      Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2004       $247,900       $113,987    $(13,942)      $347,945
                                              2003        221,906        104,395     (10,191)       316,110
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2004         33,948          7,016     (15,437)        25,527
                                              2003          4,588          3,636      (6,842)         1,382
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2004         14,084          8,626       1,743         24,453
    intangibles                               2003         13,601          8,735       1,662         23,998
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2004         10,202          1,237         340         11,779
                                              2003         19,856          1,142         192         21,190

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

NOTE D -- ASSETS HELD FOR SALE

         In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. See Note F - Restructuring costs for more information on this closure. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4,494 and $1,505, respectively and reclassified them as assets held for sale. In late December of 2004, we completed the sale of the building to the Port of Cork Company for $13,408. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds of $13,172 (net of $1,965 of decommissioning and selling costs), we recognized a net gain of $7,173 ($4,662 net of tax and $0.12 per share net of tax) during the quarter ended December 31, 2004. The gain is presented under the "Gain on sale of assets held for sale" caption in the statement of operations.

NOTE E -- IMPAIRMENT COSTS

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision is due to a combination of factors which have come together to increase the plant's costs to a level at which it is uneconomical to continue operations. The most significant factor impacting cost at the site has been the substantial strengthening of the euro over the past two years. Specialty fibers are normally priced and sold in U.S. dollars around the world. As most of Glueckstadt's costs are denominated in euros, this substantial strengthening has had a negative impact on Glueckstadt's cost position. Additionally, Glueckstadt's process water, waste treatment and energy costs are more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and are currently operating at 55% of capacity.

         After careful consideration of all the options available, management reached the decision to close the Glueckstadt facility and consolidate production at our two other manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal 2006. Closing our Glueckstadt facility and transferring a majority of its cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities later this calendar year, will yield a competitive cost structure.

         During the second quarter of 2005 leading up to the decision to discontinue production, we evaluated the recoverability of the long-lived assets at the Glueckstadt facility in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $15,280 (net of $3,215 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $3,270, resulting in an impairment charge of $12,010. Fair value was based on the remaining service potential of the facility through its expected closure in the second quarter of fiscal 2006, plus the estimated salvage value as we do not believe the facility can be utilized for its intended purpose as it is uneconomical for us or a third party to continue operations. We will eventually sell the land, buildings and equipment.

NOTE F -- RESTRUCTURING COSTS

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

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and will enable us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 76 positions were eliminated and two additional positions will be eliminated over the next year. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring program to continue through calendar 2005 and expect costs to total approximately $3,500.

         During the fourth quarter of fiscal 2004, we announced the cessation of production of nonwoven materials at our Cork, Ireland facility. We have continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs by $4,000 and we expect will enable us to improve our overall nonwoven materials operating results by about $7,000 annually. The closure of the Cork facility and related reorganization of the nonwoven materials organization resulted in the termination of 89 employees and expenses totaling $3,046. We do not expect any further expenses related to this program.

         During January 2005, we announced that we will discontinue production of cotton-based specialty fibers at our Glueckstadt, Germany facility during the second quarter of fiscal 2006. We will continue to meet customer needs for cotton-based specialty fibers by producing these products at our facilities in Memphis, Tennessee and Americana, Brazil. We expect this consolidation will enable us to improve our overall specialty fibers operating results by about $9,000 annually and reduce working capital needs by approximately $6,000. The closure of the Glueckstadt facility will result in the termination of approximately 100 employees, and we expect restructuring expenses related to the closure to be approximately $10,000 over the remainder of fiscal 2005 and 2006. We expect payments related to this restructuring program will extend through the end of fiscal 2006.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the six months ended December 31, 2004.



                                                           Six Months Ended
                                                           December 31, 2004
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                   December       Charges      Estimated
                                          2004       Charges     Currency    Payments      31, 2004        to Date      Charges
2003 Restructuring Program-Phase 1
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
     Specialty fibers...............            -           -          -             -              -         $1,656       $1,656
     Nonwoven materials.............            -           -          -             -              -             87           87
Other miscellaneous expenses
     Specialty fibers...............            -          64          -           (64)             -            854          924
     Nonwoven materials.............            -           -          -             -              -             83           83
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 1                      -          64          -           (64)             -          2,680        2,750

2003 Restructuring Program-Phase 2
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
   Specialty fibers.................          263         256         17          (494)            42          1,862        1,947
   Nonwoven materials...............            -           -          -             -              -             39           39
   Corporate........................          121           -          -          (121)             -          1,514        1,514
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 2                    384         256         17          (615)            42          3,415        3,500

2004 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
Nonwoven materials
   Severance and employee
     benefits.......................        1,750       1,007          16       (2,739)            34          2,774         2,774
   Other miscellaneous expenses.....            -         232           -         (232)             -            272           272
                                      ----------------------------------------------------------------    ------------------------
Total 2004 Program..................        1,750       1,239          16       (2,971)            34          3,046         3,046

2005 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
Specialty fibers
   Severance and employee
     benefits.......................            -           -           -            -              -              -         9,600
   Other miscellaneous expenses.....            -           -           -            -              -              -           400
                                      ----------------------------------------------------------------    ------------------------
Total 2005 Program..................            -           -           -            -              -              -        10,000
                                      ----------------------------------------------------------------    ------------------------

Total All Programs..................       $2,134      $1,559         $33      $(3,650)           $76         $9,141       $19,296
                                      ================================================================    ========================

NOTE G --  INVENTORIES

         Inventories are valued at the lower of cost or market. The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (FIFO) basis. Other manufactured products and raw materials are generally valued on an average cost basis. Manufactured inventory costs include material, labor and manufacturing overhead. Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products. Fluff pulp is the principal raw material used in our nonwoven materials products. We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.

         The components of inventory consist of the following:

                                                  December 31      June 30
                                                      2004          2004
                                                 ----------------------------

        Raw materials.........................     $ 28,887       $ 28,073
        Finished goods........................       58,718         57,118
        Storeroom and other supplies..........       21,831         22,248
                                                 ----------------------------
                                                   $109,436       $107,439
                                                 ============================

NOTE H -- DEBT

         The components of long-term debt consist of the following:

                                                     December 31    June 30
                                                         2004        2004
                                                  ---------------------------
        Senior Notes due:
             2013.............................      $200,000       $200,000
        Senior Subordinated Notes due:
             2008.............................        99,762         99,737
             2010.............................       152,809        153,061
        Credit facilities.....................       110,975        144,250
        Other.................................         7,000          7,000
                                                  ----------------------------
                                                     570,546        604,048
        Less current portion..................         1,500         16,972
                                                  ----------------------------
                                                    $569,046       $587,076
                                                  ============================

         Senior notes - On September 22, 2003, we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes were $5,274 and will be amortized over the life of the senior notes using the effective interest method. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003, we completed our offer to exchange the privately placed unregistered senior notes for debt securities of like principal amount of senior notes that have been registered under the Securities Act of 1933, as amended.

         During the six months ended December 31, 2003, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Senior subordinated notes - During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 ("2008 notes"). These notes are redeemable at our option, in whole or in part, at any time after September 15, 2002, at redemption prices varying from 103.8% of principal amount to 100% of principal amount on or after September 15, 2004, together with accrued and unpaid interest to the date of redemption.

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

         Under the indentures governing our senior subordinated notes, as well as the indenture that governs the senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). At March 31, 2002, our fixed charge coverage ratio fell below 2:1. This development did not breach any covenant or constitute an event of default under any of our debt agreements. As of December 31, 2004 we exceeded the required 2:1 ratio and are no longer limited to the "ratio debt" restrictions under the indentures governing the senior notes and the senior subordinated notes. While we can offer no assurance in this regard, we believe that our operating results and recent reductions in our outstanding debt will enable us to continue to exceed this ratio in the coming quarters.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our 2008 notes to amend this indenture to conform certain provisions of the 2008 notes to the provisions in our notes due in 2010 and to current market practice. This amendment allowed us to refinance our revolving credit facility (discussed later in this note).

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At December 31, 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,310. During the three months ended December 31, 2004 and 2003, the swap reduced our interest expense by $143 and $324, respectively and will continue to reduce interest expense through the amortization period of the termination fee.

         Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility, comprised of a $70,000 revolving credit facility (the "revolver") maturing on September 15, 2008 and a $150,000 term loan (the "term loan") with serial maturities of $375 quarterly through September 2008, $71,250 maturing March 31, 2009 and final maturity on April 15, 2010. The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the first six months of fiscal 2005, we made an excess cash flow payment of $15,472 based on fiscal 2004 performance and additional voluntary payments of $17,803 for total payments of $33,275 during the period. Due to many contingent variables that effect this payment, we are currently unable to estimate an excess cash flow payment, if any, for the current fiscal year. We had $110,975 outstanding on this facility at an average variable interest rate of 4.8% as of December 31, 2004. This facility amended and restated our then existing $215,000 revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75% or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.50% or a LIBOR-based rate plus 2.50%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures. During the three and six months ended December 31, 2004, we were in compliance with these financial covenants.

         As of December 31, 2004, we had $67,272 borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee on the unused portion of the revolving credit facility is 0.40% - 0.50% per annum. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized using the effective interest method over the life of the facility. During the three months ended December 31, 2003, $1,640 was expensed related to the early extinguishment of the previous credit facility.

         Other credit facilities - On December 5, 2003, we paid off the remaining balance on our receivables-based credit facility. We used cash on hand and the restricted cash held as collateral for the facility to make the final payment. Effective October 1, 2004, we cancelled our Canadian credit facility which did not have an outstanding balance.


NOTE I -- COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                                December 31                     December 31
                                                        ----------------------------    -----------------------------
                                                            2004          2003              2004           2003
                                                        ----------------------------    -----------------------------

Net income (loss).................................        $ 2,913       $(15,151)         $ 7,328       $(12,095)
Foreign currency translation adjustments - net....         15,562         18,150           26,754         22,057
                                                        ----------------------------    -----------------------------
Comprehensive income..............................        $18,475       $  2,999          $34,082       $  9,962
                                                        ============================    =============================

         For the three and six months ended December 31, 2004, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $7,235 and $9,399, the Brazilian real of $1,604 and $3,460 and the Canadian dollar of $6,723 and $13,895.

         For the three and six months ended December 31, 2003, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $12,961 and $17,158, the Brazilian real of $201 and $(224) and the Canadian dollar of $4,988 and $5,123.

NOTE J - INCOME TAXES

         Our effective tax rates for the three and six month periods ended December 31, 2004 were 18.7% and 29.4%, respectively. Our effective tax rates for the same periods of 2003 were 35.7% and 35.0%. The lower rates were primarily due to the large tax benefit received as part of the impairment of the Glueckstadt, Germany facility which is in a high tax jurisdiction. Excluding the tax benefit of the impairment of long-lived assets, our effective tax rates for the three and six month periods of 2004 would have been 34.2% and 34.0%. Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes due to the following:

                                                            Three Months Ended                Six Months Ended
                                                                December 31                     December 31
                                                        ----------------------------    -----------------------------
                                                            2004          2003              2004           2003
                                                        ----------------------------    -----------------------------

Expected tax expense (benefit) at 35%.............         $1,254       $(8,304)           $3,632         $(9,685)
Impairment of long-lived assets...................           (360)            -              (360)             -
Extraterritorial income benefit...................           (245)         (196)             (490)          (392)
Other.............................................             22           (74)              267            222
                                                        ----------------------------    -----------------------------
                                                           $  671       $(8,574)           $3,049        $(9,855)
                                                        ============================    =============================

NOTE K - STOCK-BASED COMPENSATION


         At December 31, 2004, we have stock-based compensation plans which we account for under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                   Three Months Ended             Six Months Ended
                                                                      December 31                   December 31
                                                               ---------------------------    -------------------------
                                                                   2004          2003            2004         2003
                                                               ---------------------------    -------------------------
Net income (loss) as reported                                       $2,913      $(15,151)         $7,328     $(12,095)
Deduct: Total stock-based compensation expense determined
     under fair value based method , net of related tax
     effects                                                          (449)         (211)           (974)        (749)
                                                               ---------------------------    -------------------------
     Pro forma net income (loss)                                    $2,464      $(15,362)         $6,354     $(12,844)
                                                               ===========================    =========================
Basic earnings (loss) per share:
     As reported                                                    $ 0.08      $  (0.41)         $ 0.20     $  (0.33)
     Pro forma                                                      $ 0.07      $  (0.42)         $ 0.17     $  (0.35)
Diluted earnings (loss) per share:
     As reported                                                    $ 0.08      $  (0.41)         $ 0.20     $  (0.33)
     Pro forma                                                      $ 0.07      $  (0.42)         $ 0.17     $  (0.35)


         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS
123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning July 1, 2005.

         As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as shown in the table above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.


NOTE L - EMPLOYEE BENEFIT PLANS

         We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. The components of net periodic benefit costs are as follows:

                                                               Three Months Ended                Six Months Ended
                                                                  December 31                      December 31
                                                          -----------------------------    -----------------------------
                                                              2004           2003              2004           2003

Service cost for benefits earned..................            $175           $188              $351           $376
Interest cost on benefit obligation...............             358            313               716            626
Amortization of unrecognized
     prior service cost...........................            (281)          (281)             (562)          (562)
(Gain)/loss.......................................              98             84               195            168
                                                          -----------------------------    -----------------------------
Total cost........................................            $350           $304              $700           $608
                                                          =============================    =============================

         In accordance with Financial Staff Position No. FAS 160-1, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been evaluated and has not been recognized in the condensed consolidated financial statements as of December 31, 2004 due to its immateriality.

NOTE M -- COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share for the three and six month periods ended December 31, 2004 and 2003 was as follows:

                                                                 Three Months Ended          Six Months Ended
                                                                    December 31                December 31
                                                                  2004          2003         2004          2003
                                                              ------------------------------------------------------
Net income (loss) applicable to common shareholders....          $2,913      $(15,151)      $7,328     $(12,095)
                                                              ======================================================

Weighted-average shares of common stock outstanding....          37,390        36,975       37,351        36,992
Effect of diluted shares...............................             215             -          181             -
                                                              ------------------------------------------------------
Weighted-average common and common equivalent
     shares outstanding................................          37,605        36,975       37,532        36,992
                                                              ======================================================

Earnings (loss) per share before cumulative effect of
     change in accounting
         Basic.........................................           $0.08        $(0.41)       $0.20        $(0.48)
         Diluted.......................................           $0.08        $(0.41)       $0.20        $(0.48)

Cumulative effect of change in accounting
         Basic.........................................           $   -        $    -        $   -         $0.15
         Diluted.......................................           $   -        $    -        $   -         $0.15

Earnings (loss) per share
         Basic.........................................           $0.08        $(0.41)       $0.20        $(0.33)
         Diluted.......................................           $0.08        $(0.41)       $0.20        $(0.33)

NOTE N - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2004

                                                             Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                               $29,129        $108,060        $51,366          $(7,933)       $180,622
Cost of goods sold                                       23,189          87,550         46,551           (7,815)        149,475
                                                  -------------------------------------------------------------------------------
Gross margin                                              5,940          20,510          4,815             (118)         31,147

Selling, research and administrative
   expenses, and other                                    4,034           5,075          2,242                -          11,351
Restructuring and impairment costs                           -                1         12,372                -          12,373
                                         -------------------------------------------------------------------------------
Operating income (loss)                                   1,906          15,434         (9,799)            (118)          7,423

Other income (expense):
    Net interest expense and
      amortization of debt                              (11,526)             63            184                -         (11,279)
    Other income (expense), including equity
       income (loss) in affiliates                        6,962              20          7,322            (6,864)         7,440
    Intercompany interest income (expense)                7,663          (5,824)        (1,838)               (1)             -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes                         5,005           9,693         (4,131)          (6,983)          3,584
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                              2,092           4,086         (2,601)          (2,906)            671
                                                  -------------------------------------------------------------------------------

Net income (loss)                                        $2,913          $5,607        $ (1,530)        $(4,077)        $ 2,913
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2003

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                              $ 22,244         $91,950        $52,394          $(6,309)       $160,279
Cost of goods sold                                       18,794          91,230         47,936           (5,812)        152,148
                                                  -------------------------------------------------------------------------------
Gross margin                                              3,450             720          4,458             (497)          8,131

Selling, research and administrative                      6,067           5,333          2,117                -          13,517
    expenses, and other
Restructuring and impairment costs                        1,471           1,815            347                -           3,633
                                                  -------------------------------------------------------------------------------
Operating income (loss)                                  (4,088)         (6,428)         1,994             (497)         (9,019)

Other income (expense):
    Net interest expense and
      amortization of debt                              (12,254)            (94)          (162)               -         (12,510)
    Other income (expense), including equity
       income (loss) in affiliates                      (14,914)            199           (700)          13,219          (2,196)
    Intercompany interest income (expense)                8,519          (6,079)        (2,440)               -               -
    Intercompany miscellaneous
      income (expense)                                     (126)           (264)           390                -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes                       (22,863)        (12,666)          (918)          12,722         (23,725)
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                             (7,712)         (4,834)          (376)           4,348          (8,574)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                      $(15,151)        $(7,832)         $(542)         $ 8,374       $ (15,151)
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2004

                                                           Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                               $52,411        $208,049       $102,677         $(15,192)       $347,945
Cost of goods sold                                       41,800         168,220         92,061          (14,912)        287,169
                                                  -------------------------------------------------------------------------------
Gross margin                                             10,611          39,829         10,616             (280)         60,776

Selling, research and administrative
    expenses, and other                                   7,129          10,411          4,140                -          21,680
Restructuring and impairment costs                            1             121         13,447                -          13,569
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                   3,481          29,297         (6,971)            (280)         25,527

Other income (expense):
    Net interest expense and
      amortization of debt                              (22,857)             24            276                -         (22,557)
    Other income (expense), including equity
       income in affiliates                              15,878             174          7,203          (15,848)          7,407
    Intercompany interest income (expense)               15,511         (11,972)        (3,539)               -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes                        12,013          17,523          (3,031)        (16,128)         10,377
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                              4,685           6,745          (2,091)         (6,290)          3,049
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $ 7,328        $ 10,778          $ (940)       $ (9,838)         $7,328
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2003

                                                            Guarantors
                                                   -----------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
Net sales                                              $ 40,985        $182,054       $106,927         $(13,856)       $316,110
Cost of goods sold                                       33,572         168,997         97,104          (13,285)        286,388
                                                  -------------------------------------------------------------------------------
Gross margin                                              7,413          13,057          9,823             (571)         29,722

Selling, research and administrative
   expenses, and other                                    8,661          10,644          4,364                -          23,669
Restructuring and impairment costs                        1,685           2,407            579                -           4,671
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                  (2,933)              6          4,880             (571)          1,382

Other income (expense):
    Net interest expense and
      amortization of debt                              (22,771)           (166)          (750)               -         (23,687)
    Other income (expense), including equity
       income in affiliates                              (7,861)            246            (569)          2,819          (5,365)
    Intercompany interest income (expense)               15,800         (11,001)        (4,799)               -               -
    Intercompany miscellaneous
      income (expense)                                     (446)           (950)         1,396                -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes and
  cumulative effect of change in accounting             (18,211)        (11,865)           158            2,248         (27,670)
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                             (6,116)         (4,559)            65              755          (9,855)
                                                  -------------------------------------------------------------------------------

Income (loss) before cumulative effect of
   change in accounting                                 (12,095)          (7,306)           93            1,493         (17,815)
                                                  -------------------------------------------------------------------------------

Cumulative effect of change in accounting                     -            5,720             -                -           5,720
                                                  -------------------------------------------------------------------------------

Net income (loss)                                      $(12,095)      $  (1,586)         $  93          $ 1,493       $ (12,095)
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2004

                                                              Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                              $  704          $  253        $27,158               $          $28,115
                                                                                                             -
  Accounts receivable, net                               17,933          69,655         30,304               -          117,892
  Inventories                                            17,196          60,442         32,635            (837)         109,436
  Other current assets                                    3,596           3,975            214               -            7,785
  Intercompany accounts receivable                        9,964           6,460              -         (16,424)               -
                                                  -------------------------------------------------------------------------------
Total current assets                                     49,393         140,785         90,311         (17,261)         263,228

Property, plant and equipment, net                       53,206         343,326        127,476               -          524,008
Goodwill and intangibles, net                            21,032          54,368         93,273               -          168,673
Intercompany notes receivable                           341,518               -              -         (341,518)              -
Other assets, including investment in
   subsidiaries                                         301,188         322,417        127,971          (740,425)        11,151
                                                  -------------------------------------------------------------------------------
Total assets                                           $766,337        $860,896       $439,031      $(1,099,204)       $967,060
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 5,369        $ 15,176        $ 4,219          $     -        $ 24,764
  Other current liabilities                              21,031          15,114          9,156                -          45,301
  Intercompany accounts payable                               -               -         16,424          (16,424)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                26,400          30,290         29,799          (16,424)         70,065

Long-term debt                                          567,046           2,000              -                -         569,046
Deferred income taxes                                   (37,213)         62,672         16,304                -          41,763
Other long-term liabilities                               5,526          14,545          1,374                -          21,445
Intercompany notes payable                                    -         212,790        128,728         (341,518)              -
Stockholders'/invested equity                           204,578         538,599        262,826         (741,262)        264,741
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $766,337        $860,896       $439,031      $(1,099,204)       $967,060
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
                                                  ===============================================================================

CONDENSED COSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2004

                                                          Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations              $(8,413)        $33,761         $4,217          $29,565

Investing activities:
Purchases of property, plant and equipment              (1,361)         (8,989)        (1,429)         (11,779)
Proceeds from sale of assets and other                       -            (219)        13,794           13,575
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (1,361)         (9,208)        12,365            1,796

Financing activities
Payments for debt issuance and
    extinguishment                                          (5)              -              -               (5)
Net issuance of  (payments on) long-term
    debt and other                                      (4,263)        (24,403)        (3,669)         (32,335)
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                               (4,268)        (24,403)        (3,669)         (32,340)

Effect of foreign currency rate fluctuations
     on cash                                                 -               -          1,859            1,859

Increase (decrease) in cash and
    cash equivalents                                   (14,042)            150         14,772              880
Cash and cash equivalents at beginning
     of period                                          14,746             103         12,386           27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period               $ 704           $ 253        $27,158          $28,115
                                                  ===============================================================


STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2003

                                                             Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by operations                        $ 7,851        $ 12,228         $7,817         $ 27,896

Investing activities:
Purchases of property, plant and equipment              (5,353)        (14,683)        (1,154)         (21,190)
Proceeds from sale of assets and other                       -            (292)            (1)            (293)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (5,353)        (14,975)        (1,155)         (21,483)

Financing activities
Net borrowings (payments) under revolving
    line of credit                                    (205,526)              -         (7,189)        (212,715)
Payments for debt issuance and
    extinguishment                                      (9,228)              -               -          (9,228)
Net issuance of  (payments on) long-term
    debt and other                                     186,346           1,710         (8,399)         179,657
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                              (28,408)          1,710        (15,588)         (42,286)

Effect of foreign currency rate fluctuations
     on cash                                                 -               -          1,165            1,165

Decrease in cash and cash equivalents                  (25,910)         (1,037)        (7,761)         (34,708)
Cash and cash equivalents at beginning
     of period                                          26,075           4,349         19,553           49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period               $ 165          $3,312       $ 11,792         $ 15,269
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

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and six months ended December 31, 2004 to the three and six months ended December 31, 2003.

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

         Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products. We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, and significantly reduce our debt. While we are still not satisfied with our current financial performance, we are pleased with the progress made during the six months ended December 31, 2004 in improving the financial results of our business. Revenue and profitability continued to improve in both our specialty fibers and nonwoven materials segments. The changes we made to improve our operations are continuing to have a positive impact.

         We ceased producing airlaid nonwoven materials at our Cork, Ireland facility in late July and successfully transitioned the majority of the product previously produced at Cork to our larger dual-line plants in Europe and North America. This has increased the capacity utilization at our other airlaid nonwovens facilities. As part of this closure, we completed the sale of the facility's building and equipment during the three months ended December 31, 2004 and recognized a gain on the sale of $7.2 million.

         Over the last year, we have improved the product mix of our wood-based specialty fibers by transferring a portion of our wood cellulose production away from fluff pulp into higher value chemical applications. Our overall wood-based specialty volume increased 22% during the first six months of fiscal 2005 versus the same period in fiscal 2004. Although the price of commodity pulps is reported to have declined during the six-month period, the price of fluff pulp has remained steady. We continue to believe that over the long run we will be better served by having more of our production in high value specialty grades and a smaller exposure to the more volatile fluff pulp market.

         We are encouraged by favorable trends in our markets. Demand for our products remains strong. However, we remain concerned about the sizeable price increases currently impacting both fuel and chemicals. Both of these areas have the potential to negatively impact our short term financial results. Although contractual obligations have limited our ability to increase the prices of our specialty wood pulps, we have been implementing price increases for our specialty fibers and nonwoven materials not under contract since July 1, 2004. We are hopeful that these price increases, combined with continued strong demand, will offset rising chemical and energy prices.

         In early January 2005, we announced the planned closure of our Glueckstadt, Germany specialty fibers facility during the second quarter of fiscal 2006. Although cotton linter pulp remains an important part of the specialty fibers business, we can no longer economically justify operating this high fixed cost facility. We will retain most of the volume currently produced at Glueckstadt by more completely utilizing our Memphis, Tennessee facility and bringing the Americana, Brazil facility, which we expect will have market capability by the fall of 2005, to near capacity levels on an accelerated schedule. The inability to recover the remaining value of these long-lived assets resulted in an impairment charge of $12.0 million in the second quarter of fiscal 2005 and will result in restructuring charges and payments of approximately $10 million during fiscal 2005 and 2006.

         We continued to make debt reductions during the second quarter of fiscal 2005 as we believe strengthening our balance sheet is important to our business. We made payments on our senior secured credit facility of $13.3 million during the second quarter of fiscal 2005 and a total of $33.3 million for the six months ending December 31, 2004.


Results of Operations

Consolidated results

         The following table compares components of operating income for the three and six months ended December 31, 2004 and 2003.

---------------------------------------------------------------------------------------------------------------------------
            (millions)                Three Months Ended December 31             Six Months Ended December 31
                                       2004      2003   Change       & Change      2004      2003      Change    % Change
                                   ----------------------------------------------------------------------------------------
Net sales                            $180.6     $160.3    $20.3          13%      $347.9    $316.1      $31.8         10%
Cost of goods sold                    149.5      152.2     (2.7)        (2)%       287.1     286.4        0.7          -
                                   ----------------------------------------------------------------------------------------
Gross margin                           31.1        8.1     23.0         284%        60.8      29.7       31.1         105%
Selling, research and
     administrative expenses           10.7       12.9     (2.2)       (17)%        20.5      22.6       (2.1)        (9)%
Impairment costs                       12.0        0.9     11.1          *          12.0       0.9       11.1          *
Restructuring costs                     0.4        2.7     (2.3)       (85)%         1.6       3.7       (2.1)       (57)%
Amortization of intangibles
     and other                          0.6        0.6        -          -           1.2       1.1        0.1          9%
                                   ----------------------------------------------------------------------------------------
Operating income (loss)               $ 7.4      $(9.0)   $16.4          *         $25.5     $ 1.4       $24.1          *
                                   =========================================== ============================================

         * Percent change is not meaningful

         Net sales improved during the three and six months ended December 31, 2004 versus the same period in 2003 due to increased sales in both specialty fibers and nonwoven materials. Increases in both shipments and pricing during the period contributed to the improvement.

         Gross margin improvements were primarily the result of the absence of several additional specialty fibers charges related to unusual events and special circumstances including an extended maintenance shutdown at our Perry, Florida specialty fiber facility that occurred during the six months ended December 31, 2003. These items are discussed further in the "Segment Results" section of this discussion and analysis.

         Selling, research and administrative expenses decreased for the three and six months ending December 31, 2004 versus 2003. This decrease is primarily due to $3.2 million bad debt reserve established as a result of the bankruptcy filing of a large specialty fibers customer during the second quarter of fiscal 2004. This improvement was partially offset by increased accounting and consulting fees related to the implementation of the Sarbanes-Oxley Act of 2002.

         In arriving at our decision to close our Glueckstadt, Germany, cotton-based specialty fibers facility, we evaluated the recoverability of our long-lived assets at the facility and recognized an impairment charge of $12.0 million during the three months ended December 31, 2004. As of December 31, 2004, we had not incurred any restructuring costs as part of this planned closure. The restructuring costs incurred during the three and six months ended December 31, 2004 were primarily related to the program initiated as part of the closure of our Cork, Ireland facility.

         Further discussion on revenue, operating trends, impairment and restructuring costs are discussed later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be found in Note E and Note F of the accompanying interim financial statements.

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

Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three and six months ended December 31, 2004 and 2003.

     (millions)               Three Months Ended December 31                       Six Months Ended December 31
                              ------------------------------                       ----------------------------
                          2004       2003      Change     % Change          2004        2003       Change      % Change
                      ----------------------------------------------------------------------------------------------------
Net sales                 $129.9   $114.6       $15.3        13%            $247.9      $221.9     $26.0         12%
Operating income
     (loss)                 17.1     (5.3)       22.4         *               33.9         4.6      29.3          *

 * Percent change not meaningful.

         Net sales increased during the three and six months ended December 31, 2004 versus 2003 due to improved pricing, mix and volume. Improvements in selling prices and mix were driven by several factors. Continued overall strengthening of the economy increased the demand for pulp and paper products, driving up commodity pulp prices. While our average fluff pulp price increased by 14.4% and 12.4% year over year for the three and six month periods ending December 31, 2004, we can offer no assurances that this increasein fluff pulp pricing will continue or that this trend will not reverse direction during fiscal 2005. Also, the tight supply conditions due to facility closures helped to increase overall specialty fibers volume by 2.5% and 3.4% during the three and six-month periods ended December 31, 2004 versus 2003.

         Sales price increases and decreases for cotton-based products are influenced by, among other things, the variability in the cost and supply of cotton fibers. As the cost of these fibers increased, we increased our sales prices. Although these price increases had a positive impact on revenue and operating income during the first six months of fiscal 2005, they were partially offset by the higher fiber costs, low utilization rates at our Glueckstadt, Germany cotton-based specialty fibers facility, and the weaker U.S. dollar which negatively impacts manufacturing costs at our Glueckstadt, Germany facility.

         Operating income substantially improved during the three and six months ending December 31, 2004 over the same periods in the prior year based on the strong improvement in sales and the absence of several additional charges related to unusual events and special situations that occurred during the three months ended December 31, 2003. These unusual events and special situations included; the planned maintenance shutdown of our Perry, Florida facility

($9.6 million), the bankruptcy of a large customer ($3.2 million), the ratification of a new labor agreement that included a one-time retroactive payment ($0.8 million), and high costs associated with reduced production at our Perry, Florida and Memphis, Tennessee specialty fibers facilities.

         Rising energy and chemical costs continued to push manufacturing costs higher for the three and six months ended December 31, 2004. While we were able to recover these costs through increased revenues, we expect that rising energy and chemical costs will continue to put pressure on our margins during the upcoming quarters.

         We are moving forward with the important step of further developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we expect that, when this conversion is completed in the fall of 2005, it will be a significant contributor to our profitability.

Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three and six months ended December 31, 2004 and 2003.

       (millions)                 Three Months Ended December 31                   Six Months Ended December 31
                                  ------------------------------                   ----------------------------
                             2004        2003      Change     % Change        2004      2003     Change     % Change
                          ---------------------------------------------------------------------------------------------
Net sales                     $58.1      $51.2        6.9            13%     $114.0    $104.4      $9.6         9%
Operating income                3.4        1.1        2.3           209%        7.0       3.6       3.4        94%

         The increase in net sales during the three and six months ended December 31, 2004 was due to an increase in shipment volume, improved pricing, and the strengthening of the euro versus the U.S. dollar. Although we ceased production at our Cork, Ireland facility in July, we continued shipping inventory from Cork through November and completed the transition of sales to our other nonwoven materials facilities.

         Operating income improved significantly for the three and six months ended December 31, 2004. The improvement was due to higher revenues and the closure of our high cost Cork, Ireland plant. Overall, our nonwoven materials business was able to support increased shipment and production volume with one less manufacturing location for most of the period, and we successfully transitioned a majority of Cork's business to other manufacturing sites. Our Gaston, North Carolina facility continued to show improvement in their operating performance compared to the prior year due to significant increases in shipment volume and the resulting improvement in capacity utilization. These improvements were partially offset by price increases on raw materials.

Restructuring and impairment activities

         During fiscal years 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the six-month periods ended December 31, 2004 and 2003.

-------------------------------------------------------------------------------------------------------------
                                                       Six Months Ended       Total          Estimate to
                                                          December 31       Estimated         Complete
                                                          -----------        Program       at December 31,
(millions)                                              2004       2003      Charges            2004
-------------------------------------------------------------------------------------------------------------
Restructuring costs
   2005 Restructuring program...............        $      -      $    -       $10.0            $10.0
   2004 Restructuring program...............             1.2           -         3.0                -
   2003 Restructuring program - phase 2.....             0.3         2.9         3.5              0.1
   2003 Restructuring program - phase 1.....             0.1         0.8         2.8              0.1
                                                  -----------------------------------------------------------
Total restructuring costs                             $  1.6        $3.7       $19.3            $10.2

   Impairment charges.......................           $12.0        $0.9
--------------------------------------------------------------------------

         2005 Restructuring program

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors which came together to increase the plant's costs to a level at which it is uneconomical to continue operations. The most significant factor impacting cost at the site has been the substantial strengthening of the euro over the past two years. Specialty fibers are normally priced and sold in U.S. dollars around the world. As most of Glueckstadt's costs are denominated in euros, this substantial strengthening has had a negative impact on Glueckstadt's cost position. While we began to invoice many Glueckstadt customers in euros rather than dollars, our customers still benchmarked the euro prices to the U.S. dollar equivalent level. We also raised the selling price of our product by approximately 15% over the past year to partially offset the higher costs. However, prices are now at a level that are negatively impacting our volume.

         We also attempted to address the situation by focusing on new high value grades, offered at higher selling prices. While some of these new grades such as extra high strength paper pulps developed considerable customer interest, we have been unable to generate enough volume to make them economical. Additionally, Glueckstadt's process water, waste treatment and energy costs are supplied by a site partner through a supply agreement that expires at the end of 2005. The cost of the services provided under the current agreement is more than twice what we pay for these utilities at our Memphis cotton-based specialty fibers facility. The provider of these services has indicated that these costs will likely increase in 2006 and beyond. Faced with these challenges, we reduced the number of employees at Glueckstadt by about one-third over the past year (from approximately 150 to approximately 100) and are currently operating at 55% of capacity.

         After careful consideration of all the options available, management reached the decision to close the Glueckstadt facility and consolidate production at our two other manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal 2006. Closing our Glueckstadt facility and transferring the cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities later this calendar year, will yield a superior cost structure and improve margins.

           We expect this consolidation will enable us to improve our overall specialty fibers operating results by approximately $9 million annually and reduce working capital needs by approximately $6 million. The closure of the Glueckstadt facility will result in the termination of approximately 100 employees, and we expect restructuring expenses related to the closure to be approximately $10 million over the remainder of fiscal 2005 and 2006. We expect payments related to this restructuring program will extend through the end of fiscal 2006.

         Based on the inability to recover the remaining value of the long-lived assets at the Glueckstadt, Germany facility, we determined that these long-lived assets, with a carrying amount of $15.3 million, were impaired and wrote them down to their estimated fair value of $3.3 million, resulting in an impairment charge of $12.0 ($7.4 million after tax).

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

         Due to excess production capacity around the globe, we operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork was higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other nonwoven manufacturing facilities. Production at Cork ceased in July 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         We have continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs by $4 million and we expect will enable us to improve our overall nonwoven materials operating results by approximately $7 million annually. The closure of the Cork facility and related reorganization of the nonwoven materials segment resulted in the termination of 89 employees and resulted in expenses totaling $3.0 million. We do not expect additional expenses related to this program.

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

         To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization is enabling us to improve our operating results by an estimated $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million. We expect this phase to be completed this fiscal year.

         During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program. This phase of the program will enable us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 76 positions have been eliminated and two additional positions will be eliminated over the next year. These positions include manufacturing, sales, product development and administrative functions throughout the organization. The full benefit of this restructuring will not be realized until the end of calendar 2005. We expect payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3.5 million.

Net interest expense and amortization of debt costs

         Net interest expense and amortization of debt costs decreased $1.2 million and $1.1 million for the three and six month periods ending December 31, 2004 versus the same periods in the prior year. These decreases were primarily due to the additional interest expense incurred during the last 8 days of September 2003 and the first 22 days of October 2003 when both the $150 million of senior subordinated notes due 2005 and the $200 million of senior noted due 2013 were outstanding. Our decrease in outstanding debt of $50.7 million since December 31, 2003 also had a positive impact on interest expense during both the three and six month periods ending December 31, 2004. Additionally, we were able to more than offset the impact of the increase in variable market interest rates during the year through the restructuring of our senior secured credit facility in November 2003. For further information regarding our debt restructuring, see Note H of the accompanying interim financial statements.

Income tax expense

         Our effective tax rate for the three and six months ended December 31, 2004 was 18.7% and 29.4% versus 35.7% and 35.0% for the same periods in 2003. The lower rates were primarily due to the large tax benefit received as part of the impairment of the Glueckstadt, Germany facility which is in a high tax jurisdiction. Excluding the impact of the Glueckstadt impairment, the effective tax rate for the six months ended December 31, 2004 would have been 34.0% versus 35.0% for the same period of 2003. The slightly lower effective tax rate for the period was due primarily to the source of income shifting to lower tax rate jurisdictions. Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the remainder of the fiscal year to be 34% resulting in an overall estimated tax rate of 32% for fiscal 2005.

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

         On November 5, 2003, we established a $220 million senior secured credit facility. This facility amended and restated our then existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. During the three months ended December 31, 2003, $1.6 million was expensed related to the early extinguishment of the previous credit facility.

Gain on sale of assets held for sale

         In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4.5 million and $1.5 million, respectively. In late December of 2004, we completed the sale of the building to the Port of Cork Company for $13.4 million. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds after decommissioning and other expenses of $13.2 million, we recognized a net gain of $7.2 million ($4.7 million net of tax) during the quarter ended December 31, 2004.

Cumulative effect of change in accounting

         Historically, we accrued expenses related to extended maintenance shutdowns at our Perry, Florida facility. However, effective July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. Based on this change, during the three months ended September 30, 2003 we reversed the planned maintenance shutdown accrual of $9.1 million and recorded a cumulative effect of change in accounting adjustment of $5.7 million (net-of-taxes of $3.4 million). See Note B of the accompanying interim financial statements for further discussion of this change in accounting.

Financial Condition

Cash flow

Net cash provided by operating activities
         We generated cash from operating activities of $29.6 million and $27.9 million during the six months ended December 31, 2004 and 2003, respectively. During the six months ended December 31, 2004, improved earnings were partially offset by increases in accounts receivable and inventories. During the six months ended December 31, 2003, cash from operating activities benefited from a change in our cash management strategy. We began discounting large letters of credit, enabling us to reduce our debt and interest costs, resulting in a permanent decrease in account receivables of approximately $10 million. During the six months ended December 31, 2004, we used $0.3 million to build inventories versus generating $13.3 million of cash through reductions in inventories during the same period of 2003.

Net cash provided by (used in) investing activities

         During the six months ended December 31, 2004, we generated $1.8 million cash in investing activities, as compared to using $21.5 million in the same period of 2003. The unusual generation of cash through investing activities is the result of selling the Cork, Ireland building and equipment during December of 2004 for net proceeds of $13.2 million. The higher capital expenditures during 2003 included capital improvements made during the planned maintenance shutdown at our Perry, Florida specialty fibers facility and capital expenditures at our Memphis, Tennessee specialty fibers facility to provide the capability to manufacture cotton-based cellulose products previously manufactured at our Lumberton, North Carolina facility.

         In addition to our normal level of capital expenditures to construct, purchase, modernize, and upgrade our production equipment and facilities, we expect to incur about $10 million of capital expenditures in the remaining six months of fiscal 2005 and an additional $8 million during fiscal 2006 related to the upgrade of our Americana, Brazil specialty fibers facility.

Net cash provided by (used in) financing activities

         We used cash from operating activities to reduce our debt during the six months ended December 31, 2004. Under our senior secured credit facility, we were required to make a payment on our term loan for our excess cash flow (as defined under the credit agreement), based on fiscal 2004 performance. During the first six months of fiscal 2005, we made an excess cash flow payment of $15.5 million based on fiscal 2004 performance and additional voluntary payments of $17.8 million for total payments of $33.3 million during the period. Due to many contingent variables that effect this payment, we are currently unable to estimate an excess cash flow payment for the current fiscal year.

         Due to the timing of the cash receipts from the sale of the Cork, Ireland building and equipment, we were unable to utilize the cash received from the sale to make further debt reductions until after December 31, 2004. During January 2005, we made additional payments totaling $13.0 million to reduce our outstanding long-term debt.

         During the first quarter of fiscal 2004, we began the restructuring of our debt position by redeeming our $150 million senior subordinated notes due 2005 and making a permanent reduction on our revolving credit facility by issuing $200 million of senior notes due 2013. Further information on this issuance can be found in Note H to the financial statements of this quarterly report.

         During the second quarter of fiscal 2004, we established a $220 million senior secured credit facility, comprised of a $70 million revolving credit facility and a $150 million term loan with serial maturities through September 2008. This facility amended and restated our then existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. Further information on this issuance can be found in Note H to the financial statements of this quarterly report.

         Our board of directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the first six months of fiscal 2005. Through December 31, 2004, we had repurchased a total of 5,009,300 shares under the current board authority. At December 31, 2004, we were prohibited from repurchasing our common stock under the terms of our senior secured credit facility.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our Annual Report. The following table summarizes our significant contractual cash obligations as of December 31, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(In millions)                                                  Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                                       Fiscal      Fiscal 2006    Fiscal 2008
Contractual Obligations                  Total           2005 (1)    and 2007      and 2009        Thereafter
-----------------------------------------------------------------------------------------------------------------

Long-term obligations (2)......             $858.5          $22.6        $ 96.9         $254.2            $484.8
Capital lease obligations (3)..                2.8            0.4           1.6            0.8                 -
Operating leases ..............                3.8            1.1           2.3            0.4                 -
Timber commitments ............               81.8           11.6          24.6           25.4              20.2
Lint commitments ..............               22.8           22.8             -              -                 -
Other purchase commitments (4)                 7.9            7.1           0.8              -                 -
                                     ----------------------------------------------------------------------------
Total contractual cash
   obligations.................             $977.6          $65.6        $126.2         $280.8            $505.0
                                     ============================================================================

(1) Cash obligations for the remainder of fiscal 2005.

(2) Amounts include related interest payments. Interest payments for variable debt of $112.0 million are based on the effective rate as of December 31, 2004 of 4.8%.

(3) Capital lease obligations represent principal and interest payments.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Liquidity and capital resources

         We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of December 31, 2004 and believe we will remain in compliance. These sources of financing are described in detail in Note H of the accompanying interim financial statements.

         On December 31, 2004, we had $28.1 million of cash and cash equivalents and $67.3 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of December 31, 2004, our liquidity, including available borrowings and cash and cash equivalents was approximately $95.4 million. Management believes this is sufficient liquidity to meet the needs of the business. While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

     On January 27, 2005 we announced the commencement of a solicitation of consents from the holders of our 8.5% senior notes due October 1, 2013 to amend certain provisions of the indenture governing those notes to permit us to redeem $100 million of our 2008 notes. In conjunction with the redemption of our 2008 notes, we intend to amend our current credit facilities with, among other things, an incremental increase in our term borrowings of $85 million.

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

         The five critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation, inventory valuation, and long-lived assets. Further information regarding our "Critical Accounting Policies" can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report. Further information regarding inventories may be found in Note G to the financial statements of this quarterly report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Forward-Looking Statements

         This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs of raw materials; competition; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. For additional factors that could impact future results, please see our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of December 31, 2004, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2004 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Items 1, 2, 3 and 5 are not applicable and have been omitted.


Item 4. Submission of Matters to a Vote of Security Holders

         On October 28, 2004, we held our Annual Meeting of Stockholders. At the meeting, Robert E. Cannon, Henry F. Frigon and Samuel M. Mencoff were each re-elected as Class III directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Cannon, 34,973,828 votes were cast in favor and 1,003,390 votes were withheld. For
Mr.  Frigon, 35,167,789 votes were cast in favor and 809,429 were withheld.
For Mr. Mencoff, 35,013,483 votes were cast in favor and 963,735 were withheld.

        Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Robert E. Cannon, Red Cavaney, John B. Crowe, Kathy Buckman Davis, David B. Ferraro, Henry F. Frigon, and Samuel M. Mencoff.

         The stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors. 35,386,759 votes were cast in favor of the ratification, 587,827 were cast against and 2,632 votes abstained.

Item 6.  Exhibits

     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
     32.1     Section 1350 Certification of Chief Executive Officer
     32.2     Section 1350 Certification of Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Buckeye Technologies Inc.



By: /s/ David B. Ferraro
    -------------------------------------
David B. Ferraro, Chief Executive Officer

Date: January 27, 2005




By:  /s/ Kristopher J. Matula
     -------------------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: January 27, 2005