Form 10-Q
period 2005-03-31
BUCKEYE TECHNOLOGIES INC
filed 2005-04-29
CIK 899597

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

                  For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes |X| No ____

As of April 21, 2005, there were outstanding 37,577,573 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

       1. Financial Statements:
              Condensed  Consolidated  Statements of Operations  for the Three and Nine Months Ended March
                   31, 2005 and 2004......................................................................        3
              Condensed Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004................        4
              Condensed  Consolidated  Statements  of Cash Flows for the Nine Months  Ended March 31, 2005
                   and 2004...............................................................................        5
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       22
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       34
       4.     Controls and Procedures.....................................................................       34

                           PART II - OTHER INFORMATION
       6.     Exhibits....................................................................................       35

                                                       SIGNATURES                                                36


Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                  Three Months Ended                 Nine Months Ended
                                                                       March 31                          March 31
                                                             ------------------------------    ------------------------------
                                                                  2005           2004              2005           2004
                                                             ------------------------------    ------------------------------
Net sales..............................................          $180,910       $172,761          $528,855        $488,871
Cost of goods sold.....................................           150,700        151,031           437,869         437,419
                                                             ------------------------------    ------------------------------
Gross margin...........................................            30,210         21,730            90,986          51,452
Selling, research and administrative expenses..........            11,076          9,445            31,550          31,985
Impairment of long-lived assets........................                 -         43,891            12,010          44,833
Restructuring costs....................................               616            143             2,175           3,872
Amortization of intangibles and other..................               613            563             1,819           1,692
                                                             ------------------------------    ------------------------------
Operating income (loss)................................            17,905        (32,312)           43,432         (30,930)

Net interest expense and amortization of debt costs....           (11,076)       (11,369)          (33,633)        (35,056)
Loss on early extinguishment of debt...................              (242)             -              (242)         (4,940)
Gain on sale of assets held for sale...................                30              -             7,203               -
Foreign exchange and other.............................              (971)           414              (737)            (11)
                                                             ------------------------------    ------------------------------

Income (loss) before income taxes and cumulative
     effect of change in accounting....................             5,646        (43,267)           16,023         (70,937)
Income tax expense (benefit)...........................             1,552        (15,762)            4,601         (25,617)
                                                             ------------------------------    ------------------------------

Income (loss) before cumulative effect of change
     in accounting.....................................             4,094        (27,505)           11,422         (45,320)
Cumulative effect of change in accounting (net of tax
    $3,359)............................................                 -              -                 -           5,720
                                                             ------------------------------    ------------------------------
Net income (loss)......................................           $ 4,094      $ (27,505)          $11,422         $(39,600)
                                                             ==============================    ==============================

Earnings (loss) per share before cumulative effect of
     change in accounting
            Basic earnings (loss)  per share...........            $ 0.11      $   (0.74)          $  0.31          $ (1.22)
            Diluted earnings (loss) per share..........            $ 0.11      $   (0.74)          $  0.30          $ (1.22)

Cumulative effect of change in accounting
            Basic earnings (loss)  per share...........            $    -      $       -           $     -          $  0.15
            Diluted earnings (loss) per share..........            $    -      $       -           $     -          $  0.15

Earnings (loss) per share
            Basic earnings (loss)  per share...........            $ 0.11        $ (0.74)          $  0.31          $  1.07
            Diluted earnings (loss) per share..........            $ 0.11        $ (0.74)          $  0.30          $ (1.07)

Weighted average shares for basic earnings per share...            37,499         37,080            37,400          37,021
                                                             ------------------------------    ------------------------------
Adjusted weighted average shares for diluted earnings
      per share........................................            37,723         37,080            37,595          37,021
                                                             ==============================    ==============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      March 31        June 30
                                                                         2005           2004
                                                                   -------------------------------
                                                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents.............................             $ 12,861       $ 27,235
      Accounts receivable-net...............................              116,562        112,367
      Inventories...........................................              112,749        107,439
      Deferred income taxes and other.......................               11,577         10,207
                                                                   -------------------------------
                    Total current assets....................              253,749        257,248
Property, plant and equipment...............................              889,369        883,613
Less accumulated depreciation...............................             (369,555)      (345,981)
                                                                   -------------------------------
                                                                          519,814        537,632
Goodwill....................................................              138,851        130,172
Intellectual property and other, net........................               38,425         41,023
                                                                   -------------------------------
      Total assets..........................................             $950,839       $966,075
                                                                   ===============================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable................................             $ 30,355       $ 27,130
      Accrued expenses......................................               51,152         45,337
      Current portion of capital lease obligation...........                  672            632
      Current portion of long-term debt.....................                  998         16,972
                                                                   -------------------------------
                  Total current liabilities.................               83,177         90,071

Long-term debt..............................................             $537,081       $587,076
Accrued post retirement benefits............................               19,449         18,931
Deferred income taxes.......................................               44,392         37,956
Capital lease obligation....................................                1,559          2,068
Other liabilities...........................................                  192            628
Stockholders' equity........................................              264,989        229,345
                                                                   -------------------------------
      Total liabilities and stockholders' equity............             $950,839       $966,075
                                                                   ===============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                        March 31
                                                                         ----------------------------------------
                                                                               2005                  2004
                                                                         ----------------------------------------
Operating activities
Net income (loss).................................................             $11,422              $(39,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of change in accounting..................                   -                (5,720)
       Impairment of long-lived assets............................              12,010                 44,833
       Depreciation...............................................              34,703                 34,796
       Amortization ..............................................               2,699                  3,335
       Loss on early extinguishment of debt.......................                 242                  4,940
       Deferred income taxes and other............................               5,466                (11,943)
       Gain on sale of assets held for sale.......................              (7,203)                     -
       Changes in operating assets and liabilities:
           Accounts receivable....................................              (1,752)                11,077
           Inventories............................................              (4,786)                24,560
           Other assets...........................................              (4,027)                (6,968)
           Accounts payable and other current liabilities.........               9,021                (11,234)
                                                                         ----------------------------------------
Net cash provided by operating activities.........................              57,795                 48,076

Investing activities
    Purchases of property, plant and equipment....................             (23,014)               (26,457)
    Proceeds from sale of assets..................................               13,662                     -
    Other.........................................................                (401)                  (403)
                                                                         ----------------------------------------
Net cash used in investing activities.............................              (9,753)               (26,860)

Financing activities
    Net borrowings (payments)  under lines of credit..............               1,200               (221,818)
    Issuance of long term debt....................................                   -                350,000
    Payments on long-term debt and other..........................             (67,344)              (173,182)
    Payments for debt issuance costs..............................                  (5)                (9,102)
    Payments related to early extinguishment of debt..............                   -                 (2,115)
    Proceeds from termination of swap.............................                   -                  4,000
    Net proceeds from sale of equity interests....................               2,672                  1,062
                                                                         ----------------------------------------
Net cash used in financing activities.............................             (63,477)               (51,155)
Effect of foreign currency rate fluctuations on cash..............               1,061                  1,028
                                                                         ----------------------------------------
Decrease in cash and cash equivalents.............................             (14,374)               (28,911)
Cash and cash equivalents at beginning of period..................              27,235                 49,977
                                                                         ----------------------------------------
Cash and cash equivalents at end of period........................             $12,861                $21,066
                                                                         ========================================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)
NOTE A -- BASIS OF PRESENTATION
         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2004. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

 Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation. In fiscal 2005, amortization of intangibles is included in operating income (loss). Previously, these expenses were in foreign exchange and other. Amortization of intangibles was $613 and $1,819 for the three and nine months ended March 31, 2005 and $563 and $1,692 for the same periods in 2004.

Translation adjustment

         Management has determined that the local currency of our German, Irish, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at March 31, 2005. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

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

                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31                   March 31
                                                                 2005          2004         2005          2004
                                                              ------------------------------------------------------
Net income (loss) as reported..........................          $4,094     $(27,505)    $ 11,422      $(39,600)
Deduct: Cumulative effect of change in accounting for
     planned maintenance costs, net of tax.............               -            -            -         5,720
                                                              ------------------------------------------------------

Pro forma net income (loss)............................          $4,094     $(27,505)     $11,422      $(45,320)
                                                              ======================================================

Earnings (loss) per share as reported
         Basic.........................................          $ 0.11      $ (0.74)      $ 0.31       $ (1.07)
         Diluted.......................................          $ 0.11      $ (0.74)      $ 0.30       $ (1.07)

Pro forma earnings (loss) per share
         Basic.........................................          $ 0.11      $ (0.74)      $ 0.31       $ (1.22)
         Diluted.......................................          $ 0.11      $ (0.74)      $ 0.30       $ (1.22)

NOTE C -- SEGMENT INFORMATION

         We report results for two segments, specialty fibers and nonwoven materials. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administration expenses to each segment, and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended                                    Specialty      Nonwoven
March 31                                                Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2005     $132,344          $56,617     $(8,051)     $180,910
                                              2004      121,289           57,259      (5,787)      172,761
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2005       15,192            3,552        (839)       17,905
                                              2004       10,896            1,349     (44,557)      (32,312)
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2005        6,931            4,412         893        12,236
    intangibles                               2004        7,037            4,782         831        12,650
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2005        9,566              943         726        11,235
                                              2004        4,596              636          35         5,267



Nine Months Ended                                     Specialty      Nonwoven
March 31                                                Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                     2005       $380,244       $170,604    $(21,993)     $528,855
                                              2004        343,195        161,654     (15,978)      488,871
------------------------------------------------------------------------------------------------------------
Operating income (loss)                       2005         49,140         10,568     (16,276)       43,432
                                              2004         15,484          4,985     (51,399)      (30,930)
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of              2005         21,015         13,038       2,636        36,689
    intangibles                               2004         20,638         13,517       2,493        36,648
------------------------------------------------------------------------------------------------------------
Capital expenditures                          2005         19,768          2,180       1,066        23,014
                                              2004         24,452          1,778         227        26,457

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

NOTE D -- ASSETS HELD FOR SALE

         In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. See Note F - Restructuring costs for more information on this closure. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4,494 and $1,505, respectively, and reclassified them as assets held for sale. In late December of 2004, we completed the sale of the building to the Port of Cork Company for $13,408. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds of $13,134 (net of $1,897 of decommissioning and selling costs), we recognized a net gain of $7,203 ($4,688 net of tax and $0.12 per share net of tax) during the nine months ended March 31, 2005. The gain is presented under the "Gain on sale of assets held for sale" caption in the statement of operations.

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

         After careful consideration of all the options available, management reached the decision to close the Glueckstadt facility and consolidate production at our two other cotton-based specialty fibers manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal 2006. We believe that closing our Glueckstadt facility and transferring a majority of its cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities later this calendar year will yield a competitive cost structure.

         During the second quarter of 2005 leading up to the decision to discontinue production, we evaluated the recoverability of the long-lived assets at the Glueckstadt facility in accordance with Statement of Financial Accounting No. (SFAS) 144, Accounting for Impairment or Disposal of Long-Lived Assets. Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $15,280 (net of $3,215 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $3,270, resulting in an impairment charge of $12,010. This fair value was based on the remaining service potential of the facility through its expected closure in the second quarter of fiscal 2006, plus the estimated salvage value, as we do not believe the facility can be utilized for its intended purpose as it is uneconomical for us or a third party to continue operations. We expect to eventually sell the land, buildings and equipment.

NOTE F -- RESTRUCTURING COSTS

         During fiscal 2003 we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. The main component of this phase was the partial closure of our Lumberton, North Carolina facility, resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility and in the elimination of approximately 100 positions within the specialty fibers segment. We do not expect to incur any further expenses related to this program.

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and enabled us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 76 positions were eliminated and two additional positions will be eliminated over calendar 2005. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring program to continue through calendar 2005 and expect costs to total approximately $3,500.

         During the fourth quarter of fiscal 2004, we announced the cessation of production of nonwoven materials at our Cork, Ireland facility. We have continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs by $4,000, and we expect will enable us to improve our overall nonwoven materials operating results by about $7,000 annually. The closure of the Cork facility and related reorganization of the nonwoven materials organization resulted in the termination of 89 employees and expenses totaling $3,046. We do not expect to incur any further expenses related to this program.

         During January 2005, we announced that we will discontinue production of cotton-based specialty fibers at our Glueckstadt, Germany facility during the second quarter of fiscal 2006. We plan to continue to meet customer needs for cotton-based specialty fibers by producing these products at our facilities in Memphis, Tennessee and Americana, Brazil. We expect this consolidation will enable us to improve our overall specialty fibers operating results by about $9,000 annually and reduce working capital needs by approximately $6,000. The closure of the Glueckstadt facility will result in the termination of 103 employees, and we expect restructuring expenses related to the closure to be approximately $7,000 over the remainder of fiscal 2005 and 2006. We expect payments related to this restructuring program to extend through the end of fiscal 2006.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the nine months ended March 31, 2005.


                                                            Nine Months Ended
                                                              March 31, 2005
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                  March 31,       Charges      Estimated
                                          2004       Charges     Currency    Payments        2005          to Date      Charges
2003 Restructuring Program-Phase 1
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
     Specialty fibers...............      $  -        $  -           $ -      $   -            $ -         $1,656       $1,656
     Nonwoven materials.............         -           -             -          -              -             87           87
Other miscellaneous expenses
     Specialty fibers...............         -         111             -       (111)             -            901          901
     Nonwoven materials.............         -           -             -          -              -             83           83
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 1                   -         111                     (111)             -          2,727        2,727

2003 Restructuring Program-Phase 2
Severance and employee benefits
   Specialty fibers.................       263         278             7        (509)           39          1,884        1,947
   Nonwoven materials...............         -           -             -          -              -             39           39
   Corporate........................       121           -             -        (121)            -          1,514        1,514
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 2                 384         278             7        (630)           39          3,437        3,500


2004 Restructuring Program
Nonwoven materials
   Severance and employee
     Benefits.......................     1,750       1,007            16      (2,760)           13          2,774        2,774
   Other miscellaneous expenses.....         -         232            -         (232)            -            272          272
                                      ----------------------------------------------------------------    ------------------------
Total 2004 Program..................     1,750       1,239            16      (2,992)           13          3,046        3,046

2005 Restructuring Program
Specialty fibers
   Severance and employee
     Benefits.......................         -         491             -           -           491            491        5,750
   Other miscellaneous expenses.....         -          56             -         (56)            -             56        1,250
                                      ----------------------------------------------------------------    ------------------------
Total 2005 Program..................         -         547             -         (56)          491            547        7,000
                                      ----------------------------------------------------------------    ------------------------

Total All Programs..................    $2,134     $ 2,175           $23    $ (3,789)         $543         $9,757      $16,273

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

         The components of inventory consist of the following:

                                                     March 31        June 30
                                                       2005           2004
                                                  -----------------------------

        Raw materials..........................      $35,844       $  28,073
        Finished goods.........................       55,475          57,118
        Storeroom and other supplies...........       21,430          22,248
                                                  -----------------------------
                                                    $112,749        $107,439
                                                  =============================

NOTE H -- DEBT

         The components of long-term debt consist of the following:
                                                     March 31        June 30
                                                      2005            2004
                                                  -----------------------------
        Senior Notes due:
             2013.............................      $200,000        $200,000
        Senior Subordinated Notes due:
             2008.............................        79,822          99,737
             2010.............................       152,682         153,061
        Credit facility.......................       100,575         144,250
        Other.................................         5,000           7,000
                                                  -----------------------------
                                                     538,079         604,048
        Less current portion..................           998          16,972
                                                  -----------------------------
                                                    $537,081        $587,076
                                                  =============================

         Senior notes - On September 22, 2003, we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013 (the "2013 Notes"). The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes were $5,274 and will be amortized over the life of the senior notes using the effective interest method. On September 22, 2003, we called the senior subordinated notes due in 2005. These notes were redeemed on October 22, 2003. On December 18, 2003, we completed our offer to exchange the privately placed unregistered senior notes for debt securities of like principal amount of senior notes that have been registered under the Securities Act of 1933, as amended.

         During the nine months ended March 31, 2004, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

         Senior subordinated notes - During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the "2008 Notes"). These notes are redeemable at our option, in whole or in part, at any time after September 15, 2004, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

         On February 21, 2005, we called $20,000 of the 2008 Notes. These 2008 Notes were redeemed on March 23, 2005. As a result of this redemption we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During the three months ended March 31, 2005, we recorded non-cash expenses of $242 related to the early extinguishment of debt.

         On October 16, 2003, we successfully completed a solicitation of consents from holders of our 2008 Notes to amend this indenture to conform certain provisions of the 2008 Notes to the provisions in our notes due in 2010 and to current market practice. This amendment allowed us to refinance our revolving credit facility in the fall of calendar 2003 (discussed later in this note).

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

         Under the indentures governing our senior subordinated notes, as well as the indenture that governs our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. Currently, we exceed the required 2:1 ratio and as a result, are not limited to the "ratio debt" restrictions under the indentures governing the senior notes and the senior subordinated notes. While we can offer no assurance in this regard, we believe that our operating results and recent reductions in our outstanding debt will enable us to continue to exceed this ratio.

         Interest rate swap - In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At March 31, 2005, the unamortized portion of the termination fee was recorded as an increase in debt of $3,167. During the three months ended March 31, 2005 and 2004, the swap reduced our interest expense by $143 and $143, respectively and will continue to reduce interest expense through the amortization period of the termination fee.

         Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the "credit facility"), comprised of a $70,000 revolving credit facility (the "revolver") maturing on September 15, 2008 and a $150,000 term loan (the "term loan") with serial maturities through April 15, 2010. On March 15, 2005, we amended the credit facility in order to, among other things, lower the applicable interest rate and modify the maturity schedule. Effective March 15, 2005 the interest rate applicable to borrowings under the term loan decreased 50 basis points. The amendment also reduced serial maturities to $249 quarterly through March 31, 2010 with final maturity remaining on April 15, 2010.

         The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the first nine months of fiscal 2005, we made an excess cash flow payment of $15,349 based on fiscal 2004 performance and additional voluntary payments of $28,401. Total payments on the term loan, including required principal payments, during the nine months ended March 31, 2005 were $44,875. Due to many contingent variables that affect required excess cash flow payments under the credit facility, we are currently unable to estimate a payment amount, if any, for the current fiscal year.

         We had $100,575 outstanding on this facility ($99,375 on the term loan and $1,200 on the revolver) at an average variable interest rate of 4.8% as of March 31, 2005. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. Effective March 15, 2005, the interest rate applicable to the term loan is the agent's prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During the three and nine months ended March 31, 2005, we were in compliance with these financial covenants.

         As of March 31, 2005, we had $66,084 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee on the unused portion of the revolving credit facility is 0.40% - 0.50% per annum. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized using the effective interest method over the life of the facility. The unamortized issuance costs are presented under the "Intellectual property and other, net" caption on the balance sheet. During the three months ended December 31, 2003, $1,640 was expensed related to the early extinguishment of the previous credit facility. During the three months ended March 31, 2005, $516 was expensed for costs incurred related to the amendment of the senior secured credit facility and other financing activities. These expenses are included in the foreign exchange and other classification in the statement of operations.

NOTE I -- COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                         March 31
                                                        ----------------------------    -----------------------------
                                                            2005          2004              2005           2004
                                                        ----------------------------    -----------------------------

Net income (loss).................................           $4,094       $(27,505)           $11,422      $(39,600)
Foreign currency translation adjustments - net....           (5,284)       (13,045)            21,470         9,012
                                                        ----------------------------    -----------------------------
Comprehensive income (loss).......................         $ (1,190)      $(40,550)           $32,892      $(30,588)
                                                        ============================    =============================

         For the three and nine months ended March 31, 2005, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $(4,202) and $5,197, the Brazilian real of $(114) and $3,346 and the Canadian dollar of $(968) and $12,927.

         For the three and nine months ended March 31, 2004, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the US dollar and the euro of $(11,840) and $5,318, the Brazilian real of $(31) and $(255) and the Canadian dollar of $(1,174) and $3,949.

NOTE J - INCOME TAXES

         Our effective tax rates for the three and nine month periods ended March 31, 2005 were 27.5% and 28.7%, respectively. Our effective tax rates for the same periods of 2004 were 36.4% and 36.1%. The lower rates were primarily due to the large tax benefit received as part of the impairment of the Glueckstadt, Germany facility, which is in a high tax jurisdiction. Excluding the tax benefit related to the impairment of long-lived assets, our effective tax rates for the nine month period of 2005 would have been 32.7%. The lower effective rate for the three months ended March 31, 2005 was due to the source of our income shifting to lower tax rate jurisdictions and an increase in an expected refund on amended tax returns. Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes due to the following:

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                         March 31
                                                        ----------------------------    -----------------------------
                                                            2005          2004              2005           2004
                                                        ----------------------------    -----------------------------

Expected tax expense (benefit) at 35%.............         $1,976      $(15,143)           $5,608        $(24,828)
Impairment of long-lived assets...................              -             -              (360)              -
Extraterritorial income benefit...................           (305)         (133)             (796)           (525)
Other.............................................           (119)         (486)              149            (264)
                                                        ----------------------------    -----------------------------
                                                           $1,552      $(15,762)           $4,601        $(25,617)
                                                        ============================    =============================

NOTE K - STOCK-BASED COMPENSATION

         At March 31, 2005, we have stock-based compensation plans which we account for under the recognition and measurement principles of Accounting Principle No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                   Three Months Ended            Nine Months Ended
                                                                        March 31                      March 31
                                                               ---------------------------    -------------------------
                                                                   2005          2004            2005         2004
                                                               ---------------------------    -------------------------
Net income (loss) as reported                                       $4,094      $(27,505)        $11,422     $(39,600)
Deduct: Total stock-based compensation expense determined
     under fair value based method, net of related tax
     effects                                                          (372)         (326)         (1,345)        (995)
                                                               ---------------------------    -------------------------
     Pro forma net income (loss)                                    $3,722      $(27,831)        $10,077     $(40,595)
                                                               ===========================    =========================
Basic earnings (loss) per share:
     As reported                                                   $  0.11       $ (0.74)       $   0.31      $ (1.07)
     Pro forma                                                     $  0.10       $ (0.75)       $   0.27      $ (1.10)
Diluted earnings (loss) per share:
     As reported                                                   $  0.11       $ (0.74)       $   0.30      $ (1.07)
     Pro forma                                                     $  0.10       $ (0.75)       $   0.27      $ (1.10)

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS
123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning July 1, 2005. SFAS 123(R) allows several adoption alternatives, including retroactively applying the standard, or applying it prospectively.
We are currently assessing SFAS 12(R) to determine which transition method to adopt.

         As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on our result of operations, although it is not expected to impact our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as shown in the table above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

NOTE L - EMPLOYEE BENEFIT PLANS

         We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. The components of net periodic benefit costs are as follows:

                                                               Three Months Ended               Nine Months Ended
                                                                    March 31                         March 31
                                                          -----------------------------    -----------------------------
                                                               2005           2004              2005           2004
                                                          -----------------------------    -----------------------------
Service cost for benefits earned..................             $176           $188             $ 527           $565
Interest cost on benefit obligation...............              358            313             1,074            939
Amortization of unrecognized
     prior service cost...........................             (282)          (282)             (844)          (844)
(Gain)/loss.......................................               97             84               292            251
                                                          -----------------------------    -----------------------------
Total cost........................................             $349           $304            $1,049           $911
                                                          =============================    =============================

         We have evaluated the impact of FASB Staff Position (FSP) 106-2 Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and no amounts have been recognized in the condensed consolidated financial statements related to the Act as of March 31, 2005 due to its immateriality.

NOTE M -- COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share for the three and nine month periods ended March 31, 2005 and 2004 was as follows:

                                                                 Three Months Ended              Nine Months Ended
                                                                      March 31                        March 31
                                                              ---------------------------    -----------------------------
                                                                 2005          2004              2005          2004
                                                              ---------------------------    -----------------------------
Net income (loss)......................................           $4,094    $(27,505)         $ 11,422      $(39,600)
                                                              ===========================    =============================

Weighted-average shares of common stock outstanding....           37,499      37,080            37,400        37,021
Effect of diluted shares...............................              224           -               195             -
                                                              ---------------------------    -----------------------------
Weighted-average common and common equivalent
     shares outstanding................................           37,723      37,080            37,595         37,021
                                                              ===========================    =============================

Earnings (loss) per share before cumulative effect of
     change in accounting
         Basic.........................................           $ 0.11      $(0.74)           $ 0.31        $(1.22)
         Diluted.......................................           $ 0.11      $(0.74)           $ 0.30        $(1.22)

Cumulative effect of change in accounting
         Basic.........................................                -           -                 -        $(0.15)
         Diluted.......................................                -           -                 -        $(0.15)

Earnings (loss) per share
         Basic.........................................           $ 0.11      $(0.74)           $ 0.31        $(1.07)
         Diluted.......................................           $ 0.11      $(0.74)           $ 0.30        $(1.07)

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                               $25,840        $109,146        $54,292          $(8,368)       $180,910
Cost of goods sold                                       21,912          90,291         46,838           (8,341)        150,700
                                                  -------------------------------------------------------------------------------
Gross margin                                              3,928          18,855          7,454              (27)         30,210

Selling, research and administrative
   expenses, and other                                    1,543           8,120          2,026                -          11,689
Restructuring and impairment costs                           (1)             45            572                -             616
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                   2,386          10,690          4,856              (27)         17,905

Other income (expense):
    Net interest income (expense) and
      amortization of debt costs                        (11,325)             41            208                -         (11,076)
    Other income (expense), including equity
       income (loss) in affiliates                        8,752             (13)          (423)          (9,499)         (1,183)
    Intercompany interest income (expense)                7,149          (5,429)        (1,720)               -               -
                                                  -------------------------------------------------------------------------------
Income (loss) before income taxes                         6,962           5,289          2,921           (9,526)          5,646
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                              2,868              98          2,044           (3,459)          1,552
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $ 4,094          $5,191         $  877          $(6,067)         $4,094
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004

                                                           Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                              $ 22,672         $95,241        $61,164          $(6,316)       $172,761
Cost of goods sold                                       17,518          82,292         57,503           (6,282)        151,031
                                                  -------------------------------------------------------------------------------
Gross margin                                              5,154          12,949          3,661              (34)         21,730

Selling, research and administrative
    expenses, and other                                   2,326           5,304          2,378                -          10,008
Restructuring and impairment costs                          (96)          1,082         43,048                -          44,034
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                   2,924           6,563        (41,765)             (34)        (32,312)

Other income (expense):
    Net interest income (expense) and
      amortization of debt costs                        (11,411)            (77)           119                -         (11,369)
    Other income (expense), including equity
       income (loss) in affiliates                      (36,932)             16            441           36,889             414
    Intercompany interest income (expense)                8,420          (6,402)        (2,018)               -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes                       (36,999)            100        (43,223)          36,855         (43,267)
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                             (9,494)         (3,640)       (14,938)          12,310         (15,762)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                      $(27,505)         $3,740       $(28,285)         $24,545       $ (27,505)
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2005

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                               $78,251        $317,195       $156,969         $(23,560)       $528,855
Cost of goods sold                                       63,712         258,511        138,899          (23,253)        437,869
                                                  -------------------------------------------------------------------------------
Gross margin                                             14,539          58,684         18,070             (307)         90,986

Selling, research and administrative
    expenses, and other                                   8,672          18,531          6,166                -          33,369
Restructuring and impairment costs                            -             166         14,019                -          14,185
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                   5,867          39,987         (2,115)            (307)         43,432

Other income (expense):
    Net interest income (expense) and
      amortization of debt costs                        (34,182)             65            484                -         (33,633)
    Other income (expense), including equity
       income in affiliates                              24,630             161          6,780          (25,347)          6,224
    Intercompany interest income (expense)               22,660         (17,401)        (5,259)               -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes                        18,975          22,812           (110)         (25,654)         16,023
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                              7,553           6,844            (47)          (9,748)          4,601
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $11,422        $ 15,968           $(63)        $(15,905)       $ 11,422
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2004

                                                            Guarantors
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales                                              $ 63,657        $277,295       $168,091         $(20,172)       $488,871
Cost of goods sold                                       51,090         251,289        154,607          (19,567)        437,419
                                                  -------------------------------------------------------------------------------
Gross margin                                             12,567          26,006         13,484             (605)         51,452

Selling, research and administrative
   expenses, and other                                   10,987          15,948          6,742                -          33,677
Restructuring and impairment costs                        1,589           3,489         43,627                -          48,705
                                                  -------------------------------------------------------------------------------

Operating income (loss)                                      (9)          6,569        (36,885)            (605)        (30,930)

Other income (expense):
    Net interest income (expense) and
      amortization of debt costs                        (34,182)           (243)          (631)               -         (35,056)
    Other income (expense), including equity
       income in affiliates                             (50,041)            262           (128)          44,956          (4,951)
    Intercompany interest income (expense)               24,220         (17,403)        (6,817)               -               -
    Intercompany miscellaneous
      income (expense)                                     (446)           (950)         1,396                -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes and
  cumulative effect of change in accounting             (60,458)        (11,765)       (43,065)          44,351         (70,937)
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)                            (20,858)          (5,289)      (14,771)          15,301         (25,617)
                                                  -------------------------------------------------------------------------------

Income (loss) before cumulative effect of
   change in accounting                                 (39,600)          (6,476)      (28,294)          29,050         (45,320)
                                                  -------------------------------------------------------------------------------

Cumulative effect of change in accounting                     -            5,720             -                -           5,720
                                                  -------------------------------------------------------------------------------

Net income (loss)                                      $(39,600)        $  (756)     $ (28,294)        $ 29,050       $ (39,600)
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2005

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                              $2,101       $     181        $10,579      $        -        $  12,861
  Accounts receivable, net                               13,848          71,173         31,541               -          116,562
  Inventories                                            19,245          60,322         34,045            (863)         112,749
  Other current assets                                    5,350           4,538          1,689               -           11,577
  Intercompany accounts receivable                            -          14,468              -         (14,468)               -
                                                  -------------------------------------------------------------------------------
Total current assets                                     40,544         150,682         77,854         (15,331)         253,749

Property, plant and equipment, net                       54,143         342,918        122,753               -          519,814
Goodwill and intangibles, net                            20,975          54,042         91,715               -          166,732
Intercompany notes receivable                           333,517               -              -        (333,517)               -
Other assets, including investment in
   subsidiaries                                         301,946         323,017        121,836        (736,255)          10,544
                                                  -------------------------------------------------------------------------------
Total assets                                           $751,125        $870,659       $414,158     $(1,085,103)       $ 950,839
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                                $ 5,873         $17,822        $ 6,660               -         $ 30,355
  Other current liabilities                              25,744          18,248          8,830               -           52,822
  Intercompany accounts payable                          10,500               -          3,968         (14,468)               -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                42,117          36,070         19,458         (14,468)          83,177

Long-term debt                                          537,081               -              -               -          537,081
Deferred income taxes                                   (38,403)         63,869         18,926               -           44,392
Other long-term liabilities                               5,531          14,341          1,328               -           21,200
Intercompany notes payable                                    -         213,293        120,224        (333,517)               -
Stockholders'/invested equity                           204,799         543,086        254,222        (737,118)         264,989
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $751,125        $870,659       $414,158     $(1,085,103)        $950,839
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................            $14,746          $  103        $12,386          $     -        $ 27,235
  Accounts receivable, net..................             15,502          58,631         38,234                -         112,367
  Inventories...............................             21,770          51,722         34,503             (556)        107,439
  Other current assets......................              9,408           5,008         (4,209)               -          10,207
  Intercompany accounts receivable..........                  -          22,604          6,109          (28,713)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     61,426         138,068         87,023          (29,269)        257,248

Property, plant and equipment, net..........             54,042         347,782        135,808                -         537,632
Goodwill and intangibles, net...............             21,012          55,241         83,114                -         159,367
Intercompany notes receivable...............            369,279               -              -         (369,279)              -
Other assets, including investment in
   subsidiaries.............................            290,493         330,210        114,164         (723,039)         11,828
                                                  -------------------------------------------------------------------------------
Total assets                                           $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 5,860         $16,118        $ 5,152      $         -        $ 27,130
  Other current liabilities.................             34,493          17,390         11,058                -          62,941
  Intercompany accounts payable.............             17,063               -         11,650          (28,713)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                57,416          33,508         27,860          (28,713)         90,071

Long-term debt..............................            585,076           2,000              -                -         587,076
Deferred income taxes.......................            (40,480)         61,732         16,704                -          37,956
Other long-term liabilities.................              5,385          14,657          1,585                -          21,627
Intercompany notes payable..................                  -         236,883        132,396         (369,279)              -
Stockholders'/invested equity...............            188,855         522,521        241,564         (723,595)        229,345
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $796,252        $871,301       $420,109      $(1,121,587)       $966,075
                                                  ===============================================================================

CONDENSED COSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2005

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations               $44,470        $18,345        $(5,020)        $57,795

Investing activities:
Purchases of property, plant and equipment               (3,490)       (15,969)        (3,555)        (23,014)
Proceeds from sale of assets and other                        -           (384)        13,645          13,261
                                                  ---------------------------------------------------------------
Net cash provided by (used in) investing                 (3,490)       (16,353)        10,090          (9,753)
   activities

Financing activities
Net borrowings under
    line of credit                                        1,200              -              -           1,200
Payments for debt issuance and
    extinguishment                                           (5)             -              -              (5)
Net payments on long-term
    debt and other                                      (54,820)        (1,914)        (7,938)        (64,672)
                                                  ---------------------------------------------------------------
Net cash used in
     financing activities                               (53,625)        (1,914)        (7,938)        (63,477)

Effect of foreign currency rate fluctuations
     on cash                                                 -               -          1,061           1,061
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and
    cash equivalents                                    (12,645)            78         (1,807)        (14,374)
Cash and cash equivalents at beginning
     of period                                           14,746            103         12,386          27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period              $ 2,101           $181        $10,579         $12,861
                                                  ===============================================================

CONDENSED COSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2004

                                                            Guarantors
                                                  -------------------------------
                                                     Buckeye                          Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations         $       (650)       $ (8,347)       $57,073         $ 48,076

Investing activities:
Purchases of property, plant and equipment              (6,356)        (18,419)        (1,682)         (26,457)
Proceeds from sale of assets and other                       -            (406)             3             (403)
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (6,356)        (18,825)        (1,679)         (26,860)

Financing activities
Net payments under
    line of credit                                    (209,125)              -        (12,693)        (221,818)
Payments for debt issuance and
    extinguishment                                      (9,102)              -               -          (9,102)
Net issuance of  (payments on) long-term
    debt and other                                     211,359          23,243        (54,837)         179,765
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                               (6,868)         23,243        (67,530)         (51,155)

Effect of foreign currency rate fluctuations
     on cash                                                 -               -          1,028            1,028
                                                  ---------------------------------------------------------------

Decrease in cash and cash equivalents                  (13,874)         (3,929)       (11,108)         (28,911)
Cash and cash equivalents at beginning
     of period                                          26,075           4,349         19,553           49,977
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period           $  12,201       $     420      $   8,445         $ 21,066
                                                  ===============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K, as amended, for the year ended June 30, 2004 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections:
Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2005 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and nine months ended March 31, 2005 to the three and nine months ended March 31, 2004.

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

         The three months ended March 31, 2005 was both an encouraging and a challenging period. Our specialty fibers markets remained strong. We continue to have more sales opportunities than we have productive capacity for high end specialty fibers, and our inventories are at extremely low levels. We are carefully matching sales with production to optimize our product mix and move product into higher value niche markets. Demand in areas such as rayon industrial cord and acetate products for liquid crystal displays is very strong.

         To accommodate demand for high end products, we have added a shift to our Memphis, Tennessee cotton-based specialty fibers facility. We began operating this facility on a four-shift schedule during March 2005. The additional shift at Memphis will also help accommodate a smooth transition of the business currently sourced at the Glueckstadt, Germany facility as we cease production at our Glueckstadt facility during the second quarter of fiscal 2006.

         The positive events in our markets and our ability to strengthen our balance sheet are being dampened by rising costs for chemicals, energy, and other materials. High costs in these areas are restraining our operating margins. Since demand for our specialty fibers is sufficiently strong, we believe we can implement price increases in the future. However, we are somewhat restrained from doing this quickly due to existing commercial agreements.

         We ceased producing airlaid nonwoven materials at our Cork, Ireland facility in late July and successfully transitioned the majority of the product previously produced at Cork to our larger dual-line plants in Europe and North America. This increased the capacity utilization at our other airlaid nonwovens facilities and as a result we have seen improved earnings in our nonwovens segment. The full on-going benefit of these cost savings was realized during the three months ending March 31, 2005 and will total approximately $7 million annually. However, the recent slowing of sales growth for airlaid nonwoven materials is a concern. Our sales for the three months ended March 31, 2005 were slightly below the same period of the previous year.

         Our cash flow during the three months ended March 31, 2005 remained strong. During the period, we reduced the debt on our balance sheet by $32.5 million. Although we were not able to cost effectively obtain the consent of the holders of our 2013 Notes to refinance our 2008 Notes with bank debt, we elected to call a portion of our 2008 Notes. During the quarter we retired $20 million of the relatively high cost 9.25% 2008 Notes from the market. We intend to call the remainder of the 2008 Notes in advance of their maturity on September 15, 2008.

         We are encouraged by progress on several fronts:

o We launched a new product, Ultra Fiber 500, a revolutionary concrete reinforcement fiber at the World of Concrete exhibit in Las Vegas, Nevada in January 2005. Ultra Fiber 500 was voted the most innovative new product at the show. As we have previously reported, we are currently establishing distribution for this product in the United States as well as in foreign markets. All early signs continue to be positive.

o The demand for liquid crystal display screens for laptop computers and television sets continues to expand rapidly. Our cotton cellulose fibers are a small but critical component of the construction of these screens.

o Our plan to transition the specialty fibers production currently supplied by Glueckstadt, Germany to our lower cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding on schedule. As mentioned, we have added a shift at our Memphis, Tennessee facility and believe we are well- positioned to supply cotton-based specialty fiber products from facilities with a significantly more favorable cost structure in North and South America during the second quarter of fiscal 2006.

         The combination of new product initiatives, strong demand in important markets, and an improved manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are currently being negatively impacted by high costs for energy, chemicals, and other materials. Additionally, the extra administrative expense brought about by compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") is burdensome. These issues will slow progress in the short term but our longer-term outlook continues to be favorable.


Results of Operations

Consolidated results

         The following table compares components of operating income for the three and nine months ended March 31, 2005 and 2004.

---------------------------------------------------------------------------------------------------------------------------
            (millions)                    Three Months Ended March 31                  Nine Months Ended March 31
                                          ---------------------------                  --------------------------
                                      2005      2004      Change    % Change      2005       2004      Change    % Change
                                   ------------------------------------------- --------------------------------------------
Net sales                           $ 180.9     $172.8    $ 8.1       5%         $ 528.9     $488.9    $40.0        8%
Cost of goods sold                    150.7      151.1     (0.4)      -            437.9      437.4      0.5        -
                                   ------------------------------------------- --------------------------------------------
Gross margin                           30.2       21.7      8.5      39%            91.0       51.5     39.5       77%
Selling, research and
     administrative expenses           11.1        9.4      1.7      18%            31.6       32.0     (0.4)      (1)%
Impairment costs                          -       43.9    (43.9)      *             12.0       44.8    (32.8)       *
Restructuring costs                     0.6        0.1      0.5       *              2.2        3.9     (1.7)       *
Amortization of intangibles
     and other                          0.6        0.6        -       -              1.8        1.7      0.1        6%
                                   ------------------------------------------- --------------------------------------------
Operating income (loss)              $ 17.9    $ (32.3)  $ 50.2       *            $43.4     $(30.9)   $74.3        *
                                   =========================================== ============================================

         * Percent change is not meaningful

         Net sales continued to improve overall during the three and nine months ended March 31, 2005 versus the same period in 2004 due primarily to increased pricing in both specialty fibers and nonwoven materials. Improvements in the mix of specialty fibers also contributed to the improvement in net sales during both three and nine month periods. These improvements were partially offset by lower nonwoven shipment volume during the three months ended March 31, 2005 versus 2004.

         Gross margins for both the three and nine month periods were positively impacted by the higher selling prices discussed in the previous paragraph. Additionally, the results for the nine months ended March 31, 2005 were helped by the absence of several additional specialty fibers charges related to unusual events and special circumstances, including an extended maintenance shutdown at our Perry, Florida specialty fiber facility that occurred during the nine months ended March 31, 2004. These items are discussed further in the "Segment Results" section of this discussion and analysis.

         Selling, research and administrative expenses increased during the three months ended March 31, 2005 versus 2004 primarily due to increased accounting and consulting fees related to the implementation of Sarbanes-Oxley. External costs related to the implementation of Sarbanes-Oxley totaled approximately $1.5 million for the nine months ended March 31, 2005. Despite the increase in expenses due to Sarbanes-Oxley, selling, research and administrative expenses decreased during the nine month period ending March 31, 2005 versus the same period of the previous year. This decrease was primarily due to the absence of $3.2 million of bad debt expense incurred during the second quarter of fiscal 2004 as a result of the bankruptcy filing of a large specialty fibers customer.

         In arriving at our decision to close our Glueckstadt, Germany, cotton-based specialty fibers facility, we evaluated the recoverability of our long-lived assets at the facility and recognized an impairment charge of $12.0 million in December 2004. As of March 31, 2005, we have incurred $0.5 million of restructuring costs as part of this planned closure. The remaining restructuring costs incurred during the nine months ended March 31, 2005 were primarily related to the program initiated as part of the closure of our Cork, Ireland facility.

         Further discussion on revenue, operating trends, impairment and restructuring costs are discussed later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be found in Note E and Note F of the accompanying interim financial statements.

Segment results

         Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fibers segment is an aggregation of cellulosic fibers based on both wood and cotton. We make financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment, and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as amortization of intangibles, restructuring costs, asset impairment and certain financing and investing costs.

Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three and nine months ended March 31, 2005 and 2004.

     (millions)                 Three Months Ended March 31                         Nine Months Ended March 31
                                ---------------------------                         --------------------------
                          2005       2004      Change     % Change          2005        2004       Change      % Change
                      ---------------------------------------------------------------------------------------------------
Net sales                $ 132.3    $121.3      $ 11.0          9%          $ 380.2      $343.2     $37.0        11%
Operating income            15.2      10.9         4.3         39%             49.1        15.5      33.6       217%

         Net sales increased during the three and nine months ended March 31, 2005 versus 2004 due primarily to improved pricing and mix. Improvements in selling prices and mix were driven by several factors. Continued overall strengthening of the economy increased demand for pulp and paper products, driving up commodity pulp prices. While our average fluff pulp price increased by 16.9% and 13.9% year over year for the three and nine month periods ending March 31, 2005, we can offer no assurances that this increase in fluff pulp pricing will continue or that this trend will not reverse direction during the remainder of fiscal 2005. Also, the tight supply conditions due to facility closures helped to increase overall specialty fibers pricing and improve the mix of products during the three and nine month periods ended March 31, 2005 versus 2004.

         Over the last year, we have improved the product mix of our wood-based specialty fibers operations by transferring a portion of our wood cellulose production away from fluff pulp into higher value chemical applications. Our overall wood-based chemical cellulose and customized fibers volume increased 15.0% during the first nine months of fiscal 2005 versus the same period in fiscal 2004. Although the price of commodity pulps has risen during the last year, we continue to believe that over the long run we will be better served by having more of our production in high value specialty grades and a smaller exposure to the more volatile fluff pulp market.

         Sales price increases and decreases for cotton-based products are influenced by, among other things, the variability in the cost and supply of cotton fibers. As the cost of these fibers increased, we increased our sales prices. Although these price increases had a positive impact on revenue and operating income during the first nine months of fiscal 2005, they were partially offset by the higher fiber costs and the weaker U.S. dollar, which negatively impacts manufacturing costs at our Glueckstadt, Germany facility.

         Rising energy and chemical prices continued to push manufacturing costs higher for the three and nine months ended March 31, 2005. The continued increase of these prices during the period had a significantly larger impact on the three months ended March 31, 2005 than it did in the previous quarters. We expect the impact of these higher prices to be approximately $7 million for fiscal 2005. While we were able to recover a portion of these costs through raising the price for our products, we expect that rising energy and chemical prices will continue to put pressure on our margins during the upcoming quarters. The allocation of costs related to the implementation of Sarbanes-Oxley also offset the improvement in pricing, mix, and volume during the period. Similar to the increases in chemical and energy costs, the Sarbanes-Oxley implementation costs had a greater impact on the three months ended March 31, 2005 than they had earlier in the fiscal year.

         In spite of the increase in costs, operating income substantially improved during the three and nine months ending March 31, 2005 over the same periods in the prior year based on the strong improvement in sales. The improvement in the nine month period was also due to the absence of several additional charges related to unusual events and special situations that occurred during the quarter ended December 2003. These unusual events and special situations included: the planned maintenance shutdown of our Perry, Florida facility ($9.6 million), the bankruptcy of a large customer ($3.2 million), the ratification of a new labor agreement that included a one-time retroactive payment ($0.8 million), and high costs associated with reduced production at our Perry, Florida and Memphis, Tennessee specialty fibers facilities.

         We continue to move forward with developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we expect that, when this upgrade is completed in the fall of 2005, this production capability will be a significant contributor to our profitability.

Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three and nine months ended March 31, 2005 and 2004.

       (millions)                   Three Months Ended March 31                     Nine Months Ended March 31
                                    ---------------------------                     --------------------------
                             2005        2004      Change     % Change        2005      2004     Change     % Change
                          --------------------------------------------------------------------------------------------
Net sales                    $ 56.6      $57.3     $(0.7)          (1%)      $170.6    $161.7    $ 8.9         6%
Operating income                3.6        1.3       2.3          177%         10.6       5.0      5.6       112%

         The increase in net sales during the nine months ended March 31, 2005 was due to an increase in shipment volume, improved pricing, and the strengthening of the euro versus the U.S. dollar. Although we ceased production at our Cork, Ireland facility in July, we continued shipping inventory from Cork through November and completed the transition of a majority of Cork's sales to our other nonwoven materials facilities.

         Net sales were down 1% for the three months ended March 31, 2005 as lower volume offset improved prices and the impact of a stronger euro compared to the prior year. Sales growth in airlaid nonwovens was impacted by the fact that a North American competitor emerged from bankruptcy under new ownership and aggressively sought new business in the over-supplied North American market. The competitive action had an impact on volume in some price sensitive areas.

         Operating income improved significantly for the three and nine months ended March 31, 2005. The improvement was primarily due to higher selling prices and the closure of our high cost Cork, Ireland facility, the benefit of this closure was fully realized during the three months ended March 31, 2005. Overall, our nonwoven materials business supported increased shipment and production volume with one less manufacturing facility. Our Gaston, North Carolina facility continued to show improvement in its operating performance compared to the prior year due to significant increases in shipment volume and the resulting improvement in capacity utilization. These improvements were partially offset by price increases on raw materials. The cost of fluff pulp, bi-component fibers, and binder materials increased for the three and nine months ended March 31, 2005 versus the same periods in 2004.

Restructuring and impairment activities

         During fiscal years 2005, 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the nine month period ended March 31, 2005 and 2004.

-------------------------------------------------------------------------------------------------------
                                                     Nine Months Ended        Total      Estimate to
                                                        December 31         Estimated      Complete
                                                        -----------          Program     at March 31,
(millions)                                            2005      2004         Charges         2005
-------------------------------------------------------------------------------------------------------
Restructuring costs
   2005 Restructuring program...............         $ 0.6     $    -         $7.0           $6.4
   2004 Restructuring program...............           1.2          -          3.1              -
   2003 Restructuring program - phase 2.....           0.3        3.0          3.5            0.1
   2003 Restructuring program - phase 1.....           0.1        0.9          2.7              -
                                                  -----------------------------------------------------
Total restructuring costs                              2.2        3.9         16.3            6.5

   Impairment charges.......................          $12.0     $44.8
--------------------------------------------------------------------------

         2005 Restructuring program

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors which came together to increase the plant's costs to a level at which it is uneconomical to continue operations. The most significant factor impacting cost at the site has been the substantial strengthening of the euro over the past two years. Specialty fibers are normally priced and sold in U.S. dollars around the world. As most of Glueckstadt's costs are denominated in euros, this currency fluctuation has had a negative impact on Glueckstadt's cost position. While we began to invoice many Glueckstadt customers in euros rather than dollars during the period, our customers still benchmarked the euro prices to the U.S. dollar equivalent level. We also raised the selling price of our product by approximately 15% over the past year to partially offset our higher costs. However, prices are now at a level that are negatively impacting our volume.

         We also attempted to address the situation by focusing on new high value grades, offered at higher selling prices. While some of these new grades such as extra high strength paper pulps developed considerable customer interest, we have been unable to generate enough volume to make them economical. Additionally, Glueckstadt's process water, waste treatment and energy costs are supplied by a site partner through a supply agreement that expires at the end of 2005. The cost of the services provided under the current agreement is more than twice what we pay for these utilities at our Memphis cotton-based specialty fibers facility. The provider of these services has indicated that these costs will likely increase in 2006 and beyond. Faced with these challenges, we reduced the number of employees at Glueckstadt by about one-third over the past year (from approximately 150 to approximately 100) and are currently operating the Glueckstadt facility at 55% of capacity.

         After careful consideration of all the options available, management reached the decision to close the Glueckstadt facility and consolidate production at our two other manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal 2006. We expect the closing our Glueckstadt facility and transfer of the cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities later this calendar year, will yield a superior cost structure and improve margins.

           We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually and reduce working capital needs by approximately $6 million. The closure of the Glueckstadt facility will result in the termination of approximately 100 employees, and we expect restructuring expenses related to the closure to be approximately $7 million over the remainder of fiscal 2005 and 2006. We expect payments related to this restructuring program will extend through the end of fiscal 2006.

         Based on our inability to recover the remaining value of the long-lived assets at the Glueckstadt, Germany facility, we determined that these long-lived assets, with a carrying amount of $15.3 million, were impaired and wrote them down to their estimated fair value of $3.3 million, resulting in an impairment charge of $12.0 million ($7.4 million after tax).

         2004 Restructuring program

         During March 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products grew at a rate in the low to mid-single digits on an annualized basis, the growth in demand was not sufficient to fully utilize the existing capacity. As such, industry participants rationalized production by idling plants and closing facilities.

         Due to excess production capacity around the globe, we operated Cork below its productive capacity from its inception in 1998. Because of its location and small size, our cost to produce at Cork was higher than it is at our other locations. After careful consideration of all the options available, management reached the decision to close the Cork facility and consolidate production at our three other nonwoven manufacturing facilities. Production at Cork ceased in July 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         We continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs by $4 million, and we expect this will enable us to improve our overall nonwoven materials operating results by approximately $7 million annually. We began to fully realize this on-going benefit during the three months ended March 31, 2005. The closure of the Cork facility and related reorganization of the nonwoven materials segment resulted in the termination of 89 employees and resulted in expenses totaling $3.0 million. We do not expect additional expenses related to this program.

         2003 Restructuring programs (phase 1 and phase 2)

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper. We completed this partial closure in August 2003 but continue to produce cosmetic cotton products at the Lumberton site. This decision reflects a steady decline in demand in the cotton fiber paper industry, which contracted by about one-third since the late 1990's. While cotton linter pulp is one of our core businesses, the demand did not economically justify operating a facility that could only produce products for paper applications.

         To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization is enabling us to improve our operating results by an estimated $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million. We do not expect additional expenses related to this phase of the program.

         During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program. This phase of the program should enable us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 76 positions have been eliminated, and two additional positions will be eliminated during calendar year 2005. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We expect the full benefit of this restructuring will not be realized until the end of calendar 2005and that payments related to this phase of the restructuring program to continue into calendar 2005 and expect costs to total approximately $3.5 million.

Net interest expense and amortization of debt costs

         Net interest expense and amortization of debt costs decreased $0.3 million and $1.5 million for the three and nine month periods ending March 31, 2005 versus the same periods in the prior year. Our decrease in outstanding debt of $73.4 million since March 31, 2004 had a positive impact on interest expense during both the three and nine month periods ending March 31, 2005. Also contributing to the difference was the additional interest expense incurred as part of our debt refinancing initiatives in the fall of 2003. During the 30-day call period with respect to the 2005 Notes in September and October of 2003 both the $150 million of senior subordinated notes due 2005 and the $200 million of 2013 Notes were outstanding. Also as part of the debt restructuring we refinanced our senior secured credit facility in November 2003. The lower rates achieved as part of the refinancing has helped to offset the increase in variable market interest rates provided for under our senior secured credit facility over the past year. For further information regarding our debt restructuring, see Note H of the accompanying interim financial statements.

Income tax expense

         Our effective tax rate for the three and nine months ended March 31, 2005 was 27.5% and 28.7% versus 36.4% and 36.1% for the same periods in 2004. The lower rates were primarily due to the large tax benefit received as part of the impairment of the Glueckstadt, Germany facility which is in a high tax jurisdiction. Excluding the impact of the Glueckstadt impairment, the effective tax rate for the nine months ended March 31, 2005 would have been 32.7% versus 36.1% for the same period of 2004. The lower effective tax rate for the three months ended March 31, 2005 was due to the source of income shifting to lower tax rate jurisdictions and an increase in an expected refund on amended tax returns. Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the remainder of the fiscal year to be 33%, resulting in an overall estimated tax rate of 29% for fiscal 2005.

Gain on sale of assets held for sale

         In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4.5 million and $1.5 million, respectively. In late December of 2004, we completed the sale of the Cork facility building to the Port of Cork Company for $13.4 million. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds after decommissioning and other expenses of $13.2 million, we recognized a net gain of $7.2 million ($4.7 million net of tax) during the nine months ended March 31, 2005.

Loss on early extinguishment of debt costs

         On March 23, 2005 we used cash on hand to redeem $20 million of our 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the three months ended March 31, 2005.

         On September 22, 2003, we placed privately $200 million in aggregate principal amount of 8.5% 2013 Notes. The notes are unsecured obligations and rank senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005. As a result of the extinguishment, $3.3 million was expensed during the three months ended September 30, 2003. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs.

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

Foreign exchange and other

         During the three months ended March 31, 2005, we incurred $0.5 million of expenses related to amending our senior secured credit facility and other financing related costs. These costs consisted primarily of legal and transaction support fees. The amendment to the credit facility, among other things, lowered the effective interest rate on our term loan by 50 basis points, reduced the required quarterly principal payments to $0.2 million, changed the final maturity of the term loan to one lump sum payment, and changed various definitions. See Note H of the accompanying interim financial statements for further discussion of these expenses. The remainder of the expenses in the foreign exchange and other caption were primarily the result of the decrease in the value of the euro during the three month period ending March 31, 2005.

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

Financial Condition

Cash flow

Net cash provided by operating activities

         We generated cash from operating activities of $57.8 million and $48.1 million during the nine months ended March 31, 2005 and 2004, respectively. During the nine months ended March 31, 2005, improved earnings were partially offset by increases in accounts receivable and inventories. During 2004, cash from operating activities benefited from a change in our cash management strategy. We began discounting large letters of credit, enabling us to reduce our debt and interest costs, resulting in a permanent decrease in account receivables of approximately $10 million. During the nine months ended March 31, 2005, we used $4.8 million to build inventories primarily reflecting higher costs for raw materials versus generating $24.6 million of cash through reductions in finished goods inventories during the same period of 2004.

Net cash used in investing activities

         During the nine months ended March 31, 2005, we used $9.8 million cash in investing activities versus $26.9 million in the same period of 2004. This decrease was primarily the result of selling the Cork, Ireland building and equipment during December 2004 for net proceeds of $13.2 million.

         Also contributing to the decrease were lower overall purchases of property, plant and equipment. In addition to our normal level of capital expenditures, we incurred $2.1 million during the nine months ended March 31,

2005 to upgrade our Americana, Brazil specialty fibers facility. During 2004, we made incremental capital expenditures related to the planned maintenance shutdown at our Perry, Florida specialty fibers facility and capital expenditures at our Memphis, Tennessee specialty fibers facility to provide the capability to manufacture cotton-based cellulose products previously manufactured at our Lumberton, North Carolina facility.

         In addition to $2.1 million we have incurred to upgrade our Americana, Brazil specialty fibers facility, we expect to incur approximately $8 million during the remaining three months of the fiscal 2005 and about an additional $8 million during fiscal 2006 related to the upgrade. We expect capital expenditures for fiscal 2005 to total about $40 million.

Net cash provided by (used in) financing activities

         We continued to use cash from operating activities to reduce our debt during the nine months ended March 31, 2005. On March 23, 2005 we used cash on-hand to redeem $20 million of our 2008 Notes. Under our senior secured credit facility, we were required to make a payment on our term loan for our excess cash flow (as defined under the credit agreement), based on fiscal 2004 performance. During the first nine months of fiscal 2005, we made an excess cash flow payment of $15.3 million based on fiscal 2004 performance and additional voluntary payments of $28.4 million. Total payments on the term loan, including required principal payments, during the nine months ended March 31, 2005 were $44.9 million. Due to many contingent variables that effect this payment, we are currently unable to estimate an excess cash flow payment for the current fiscal year.

         During the first quarter of fiscal 2004, we began the restructuring of our debt position by redeeming our $150 million senior subordinated notes due 2005 and making a permanent reduction on our revolving credit facility by issuing $200 million of our 2013 Notes. Further information on this issuance can be found in Note H to the financial statements of this quarterly report.

         During the second quarter of fiscal 2004, we established a $220 million senior secured credit facility, comprised of a $70 million revolving credit facility and a $150 million term loan with serial maturities through September 2008. This facility amended and restated our then existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. We further amended this facility on March 15, 2005 to, among other things, reduce the effective interest rate on term loan borrowings by 50 basis points. Further information on this issuance and amendment can be found in Note H to the financial statements of this quarterly report.

         Our board of directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the first nine months of fiscal 2005. Through March 31, 2005, we had repurchased a total of 5,009,300 shares under the current board authority. At March 31, 2005, we were prohibited from repurchasing our common stock under the terms of our senior secured credit facility.

Contractual obligations

         There have been no material changes to our contractual obligations discussed in our Annual Report. The following table summarizes our significant contractual cash obligations as of March 31, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.


(In millions)                                                  Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                                       Fiscal      Fiscal 2006    Fiscal 2008
Contractual Obligations                  Total           2005 (1)    and 2007      and 2009        Thereafter
-----------------------------------------------------------------------------------------------------------------

Long-term obligations (2)......          $816.7          $16.0        $ 91.4         $161.5            $547.8
Capital lease obligations (3)..             2.6            0.2           1.6            0.8                 -
Operating leases ..............             3.8            0.6           2.7            0.5                 -
Timber commitments ............            75.3            3.6          25.4           25.8              20.5
Lint commitments ..............            18.9           17.1           1.8              -                 -
Other purchase commitments (4)              9.5            6.6           2.9              -                 -
                                   ----------------------------------------------------------------------------
Total contractual cash
   obligations.................          $926.8          $44.1        $125.8         $188.6            $568.3
                                     ============================================================================

(1) Cash obligations for the remainder of fiscal 2005.

(2) Amounts include related interest payments. Interest payments for variable debt of $100.6 million are based on the effective rate as of March 31, 2005 of 4.9%.

(3) Capital lease obligations represent principal and interest payments.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Liquidity and capital resources

         We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of March 31, 2005 and believe we will remain in compliance. These sources of financing are described in detail in Note H of the accompanying interim financial statements.

         On March 31, 2005, we had $12.9 million of cash and cash equivalents and $66.1 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of March 31, 2005, our liquidity, including available borrowings and cash and cash equivalents was approximately $79.0 million. Management believes this is sufficient liquidity to meet the needs of the business. While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

     On January 27, 2005 we announced the commencement of a solicitation of consents from the holders of our 8.5% 2013 Notes to amend certain provisions of the indenture governing those notes to permit us to redeem $100 million of our 2008 Notes. In conjunction with the redemption of our 2008 Notes, we intended to amend our current credit facilities with, among other things, an incremental increase in our term borrowings of $85 million to refinance the 2008 Notes. We were unable to cost effectively solicit the necessary consents. Therefore, on February 21, 2005, we called $20 million of our 9.25% 2008 Notes. These notes were redeemed on March 23, 2005. We will continue to redeem portions of our 2008 Notes as we have availability under the restricted payments basket of our 2013

Notes. Since we only redeemed a portion of the 2008 Notes, there was no need to increase our term borrowings. Instead, we amended our senior secured credit facility on March 15, 2005 to among other things, lower our effective borrowing rate on the term loan by 50 basis points, reduce our minimum principal payments to $0.2 million per quarter, change the final maturity of the term loan to one lump sum payment, and change various definitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 2005, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2005 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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


          Item 4. Submission of Matters to a Vote of Security Holders


         (a) On January 27, 2005, we announced the solicitation of consents from holders of our outstanding $200 million aggregate principal amount of 8 1/2 Senior Notes due October 1, 2013. Principal amount of 8 1/2%.


         (c) The consent solicitation was to amend the indenture related to the 2013 Notes to allow us to redeem $100 million in aggregate principal amount of our 2008 Notes. The consent solicitation expired on February 16, 2005 without the receipt of the requisite majority. Subsequently, we opted to call $20 million of the 2008 Notes.


Item 6.  Exhibits

         10.1 Amended and Restated Credit Agreement Amendment No. 1, dated March 15, 2005
         31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer
         31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer
         32.1   Section 1350 Certification of Chief Executive Officer
         32.2   Section 1350 Certification of Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE TECHNOLOGIES INC.



By: /S/ DAVID B. FERRARO
    --------------------------
David B. Ferraro, Chief Executive Officer

Date: April 29, 2005


By: /S/ KRISTOPHER J. MATULA
    -------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: April 29, 2005