Form 10-K
period 2005-06-30
BUCKEYE TECHNOLOGIES INC
filed 2005-09-09
CIK 899597

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

                     For the fiscal year ended June 30, 2005

                                       Or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

--------------------------------------------------------------------------------

                        Commission file number: 33-60032

                            Buckeye Technologies Inc.
                      incorporated in the state of Delaware

--------------------------------------------------------------------------------

       Internal Revenue Service -- Employer Identification No. 62-1518973

                     1001 Tillman Street, Memphis, TN 38112
                                 (901) 320-8100

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of December 31, 2004, the aggregate market value of the registrant's voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $436.9 million.

As of August 30, 2005, there were outstanding 37,587,664 Common Shares of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.'s 2005 Annual Proxy Statement to be filed with the commission in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III and IV.

================================================================================
                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.


    ITEM                                                                                             PAGE
                                     PART I
       1.     Business............................................................................      3
       2.     Properties........................................................................        8
       3.     Legal Proceedings.................................................................        9
       4.     Submission of Matters to a Vote of Security Holders...............................        9

                                     PART II
       5.     Market for the Registrant's Common Stock, Related Security Holder Matters.........       10
       6.     Selected Financial Data...........................................................       10
       7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.................................................................       12
      7a.     Qualitative and Quantitative Disclosures About Market Risk........................       26
       8.     Financial Statements and Supplementary Data.......................................       28
       9.     Changes  in  and  Disagreements  with  Accountants  on  Accounting  and  Financial
                     Disclosure ..................................................................     28
      9a.     Controls and Procedures...........................................................       28
      9b.     Other...............................................................................     28

                                    PART III
      10.     Directors and Executive Officers of the Registrant................................       29
      11.     Executive Compensation............................................................       31
      12.     Security Ownership of Certain Beneficial Owners and Management....................       31
      13.     Certain Relationships and Related Transactions....................................       31
      14.     Principal Accountant Fees and Services............................................       31

                                     PART IV
      15.     Exhibits and Financial Statement Schedules........................................       32
              Signatures........................................................................       34

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

Company History

         We and our predecessors have participated in the specialty cellulose market for over 80 years and have developed new uses for many cellulose-based products. We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of Procter & Gamble located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant. We became a public company in November of 1995 and simultaneously acquired and redeemed Procter & Gamble's remaining interest in the Foley Plant.

         In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany. In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina. In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Ireland and the United States. In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene's airlaid nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. In March 2000, we acquired the intellectual property rights to the Stac-Pac(TM) folding technology. In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. In calendar 2001, we commenced operating the world's largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

         Due to a decline in demand for cotton content paper, in August 2003, we closed the specialty cotton papers portion of our Lumberton, North Carolina facility. Due to excess airlaid production capacity around the globe we closed our single-line airlaid nonwovens facility in Cork, Ireland during July 2004. In January 2005, we announced our decision to close our cotton linter pulp facility in Glueckstadt, Germany. We expect to cease production at the end of this calendar year. In conjunction with this closure, we are upgrading the capability of our Americana, Brazil manufacturing facility. We expect this expansion will be completed near the end of calendar 2005 and will cost approximately $26 million. See Note 4, Impairment of Long-Lived Assets, to the Consolidated Financial Statements for further discussion of the Lumberton, North Carolina; Cork, Ireland; and Glueckstadt, Germany closures.

         We are incorporated in Delaware and our executive offices are located at 1001 Tillman Street, Memphis, Tennessee. Our telephone number is (901) 320-8100.

Products

         Our product lines can be broadly grouped into four categories: chemical cellulose, customized fibers, fluff pulp and nonwoven materials. We manage these products within two reporting segments: specialty fibers and nonwoven materials. The chemical cellulose and customized fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Fluff pulps are derived from wood using wetlaid technology. Wetlaid technologies encompass cellulose manufacturing processes in which fibers are deposited using water. Airlaid nonwoven materials are derived from wood pulps, synthetic fibers and other materials using airlaid technology. Airlaid technology utilizes air as a depositing medium for fibers, one benefit of which is an increased ability as compared to wetlaid processes to mix additional feature-enhancing substances into the material being produced. A breakdown of our major product categories, percentage of sales, product attributes and applications is provided below.

-------------------------------------------------------------------------------------------------------------------------
                               % of
                              Fiscal
Product Groups               2005 Sales         Value Added Attributes              Market for End Use Applications
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

     Food casings                         Purity and strength                  Hot dog and sausage casings

     Rayon industrial                     Strength and heat stability          High performance tires and hose
     cord                                                                      reinforcement


     High purity cotton                   High viscosity, purity and safety    Personal care products, low fat dairy
     ethers                                                                    products, pharmaceuticals and
                                                                               construction materials


     Film for liquid                      Transparency/clarity, strength and   Laptop and desktop computers and
     crystal displays                     Purity                               television screens
-------------------------------------------------------------------------------------------------------------------------
  Customized Fibers             18%

     Filters                              High porosity and product life       Automotive, laboratory and industrial
                                                                               filters

     Specialty cotton                     Color permanence and tear            Personal stationery, premium letterhead
     papers                               resistance                           and currency


     Cosmetic Cotton                      Absorbency, strength and softness    Cotton balls and cotton swabs

     Buckeye   UltraFiber                 Finishing and crack reduction        Concrete (residential slab on grade)
    500tm

-------------------------------------------------------------------------------------------------------------------------
  Fluff Pulp                    18%

     Fluff pulp                           Absorbency and fluid transport       Disposable diapers, feminine hygiene
                                                                               products and adult incontinence products
-------------------------------------------------------------------------------------------------------------------------
Nonwoven Materials              32%

     Airlaid nonwovens                    Absorbency, fluid management and     Feminine hygiene products, specialty
                                          wet strength                         wipes and mops, tablecloths, napkins,
                                                                               placemats, incontinence products and
                                                                               food pads
-------------------------------------------------------------------------------------------------------------------------

         See Note 17, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

         Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products. These materials represent the largest components of our variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at current market or fixed prices as stated in the agreements. Additional information is included in Note 19, Commitments, to the Consolidated Financial Statements.

         We purchase cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers. We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically. The majority of the cotton fiber processed in the Americana plant comes from within Brazil. The Glueckstadt plant will continue to purchase cotton fiber principally from suppliers in Central Asia and the Middle East until the closure at the end of calendar year 2005.

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

Sales and Customers

         Our products are marketed and sold through a highly trained and technically skilled in-house sales force. We maintain sales offices in the United States and Europe. Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in approximately 60 countries around the world. Our fiscal 2005 sales reflect this geographic diversity, with 42% of sales in North America, 38% of sales in Europe, 10% of sales in Asia, 4% of sales in South America and 6% in other regions. Approximately 86% of our worldwide sales, for fiscal 2005, were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier. Geographic segment data and product sales data are included in Note 17, Segment Information, to the Consolidated Financial Statements.

         The high-end, technically demanding specialty niche markets that we serve require a higher level of sales and technical service support than do commodity product sales. Our sales, product development and customer service professionals work with customers in their plants to design products tailored precisely to their product needs and manufacturing processes. In addition to an in-house sales force, we also utilize outside sales agents in some parts of the world.

         Procter & Gamble is our largest customer, accounting for 14% of our fiscal 2005 net sales. Nonwoven materials accounts for slightly more than half of the total sales to Procter & Gamble. No other customer accounted for greater than 5% of our fiscal 2005 net sales.

 Research and Development

         Our research and development activities focus on developing new products, improving existing products, and enhancing process technologies to further reduce costs and respond to environmental needs. We have research and development pilot plant facilities in Memphis, and we employ engineers, scientists and technicians who are focused on advanced products and new applications to drive future growth. Our pilot plant facilities allow us to produce, test and deliver breakthrough products to the market place on a more cost-effective basis while minimizing interruptions to the normal production cycles of our operating plants.

         Research and development costs of $8.8 million, $9.5 million and $9.3 million were charged to expense as incurred for the years ended June 30, 2005, 2004 and 2003, respectively.

Competition

         There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer's particular set of needs, rather than focusing only on pricing. The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets. Major competitors include Archer-Daniels-Midland, Borregaard, Rayonier, Tembec and Weyerhaeuser. A major competitor closed its high-purity wood cellulose mill in July 2003, which we estimate represented 18% of the high-purity wood cellulose market. This closure provided us with an opportunity to increase our volume in these markets.

         We believe that the number of producers is unlikely to grow significantly given the substantial investment to enter the mature specialty fibers market and sufficient existing capacity.

         Although demand for fluff pulp is generally stable, fluff pulp prices tend to vary together with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp. Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets. We also use about 40,000 metric tons of fluff pulp from our Foley plant annually as a key raw material in our airlaid nonwovens operations. We currently produce less than 10% of the world's supply of fluff pulp. Major competitors include Bowater, International Paper, Koch Industries, Rayonier, and Weyerhaeuser,

         Demand for airlaid nonwovens grew significantly in the 1990's. Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied. Buckeye is the leading supplier of airlaid nonwoven materials worldwide. The markets we compete in also utilize nonwovens materials produced with technologies other than airlaid such as spunlaced. Major nonwovens competitors include Ahlstrom, BBA Nonwovens, Concert Industries, Duni, Georgia-Pacific, Kimberly Clark and PGI.

         In August 2003, Concert Industries filed for protection under Canada's Companies' Creditors Arrangement Act. During fiscal 2005, Concert Industries emerged from bankruptcy protection under new ownership and aggressively sought new business in the over-supplied North American market.

         The closure of our Cork, Ireland plant in July 2004 improved airlaid industry capacity utilization in Europe and improved our competitive position there. We successfully transitioned more than half of Cork's business to other airlaid sites. There is limited availability of airlaid nonwoven capacity in Europe, while the North American industry is operating in an environment of significant over supply.

Intellectual Property

         At June 30, 2005 and 2004, we recorded intellectual property assets totaling $27.6 and $29.2 million, respectively. These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac(TM) technology. We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations. The Stac-Pac(TM) packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology acquired by us to further differentiate us from our airlaid nonwovens competitors. Stac-Pac(TM) bales facilitate our customers' high-speed production lines with a continuous flow of material. Stac-Pac(TM) units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers. Additional information is included in Note 1, Accounting Policies, to our Consolidated Financial Statements.

Inflation

         We believe that inflation has neither had a material effect on our results of operations nor on our financial condition during recent periods.

Seasonality

         Our business has generally not been seasonal to a substantial extent. However, somewhat lower specialty fiber volume is shipped in the July - September quarter. Historically, nonwoven materials volume is lower during the October - December quarter, however, we did not experience this decrease in volume during the October - December quarter of fiscal 2005.

Employees

         As of August 30, 2005, we employed approximately 1,700 employees, of whom approximately 1,150 are employed at our facilities in the United States. Approximately 60% of the U.S. employees are represented by unions at three plants in Perry, Florida; Lumberton, North Carolina; and Memphis, Tennessee. On October 21, 2003, the union at our Foley Plant ratified a new labor agreement effective through March 31, 2008. The agreement for the Memphis Plant was signed on April 28, 2003 and remains in effect through March 18, 2006. During fiscal 2003, the Lumberton Plant's hourly employees elected to be represented by a union. A two-year labor agreement was ratified on May 1, 2004. On December 4, 2003 the union at our Canadian facility ratified a new labor agreement effective through June 30, 2006.

         Works councils provide employee representation for non-management workers at our specialty fibers plants in Glueckstadt, Germany and Americana, Brazil, and our nonwoven materials plant in Steinfurt, Germany.

         Our plants in Gaston, and King, North Carolina are not unionized.

         None of our facilities has had labor disputes or work stoppages in recent history. The Foley and Memphis Plants have not experienced any work stoppages due to labor disputes in over 30 years and 50 years, respectively. We completed severance negotiations with the works council at our Glueckstadt, Germany facility during the third quarter of fiscal 2005, and we do not expect any labor issues as a result of the planned closure of that plant. We consider our relationships with our employees and their representative organizations to be good. An extended interruption of operations at any of our facilities could have a material adverse effect on our business.


Environmental Regulations and Liabilities

         Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with these laws and regulations. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Because it is difficult to predict the scope of future requirements, we can offer no assurance that we will not incur material environmental compliance costs or liabilities in the future. Our failure to comply with environmental laws or regulations could subject us to penalties or other sanctions which could materially affect our business, results of operations or financial condition. Additional information is included in Note 20, Contingencies, to the Consolidated Financial Statements.

Other Information

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

         These reports are also available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or the SEC. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street NE, Washington, D.C. 20549. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us, which are available at http://www.sec.gov.

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

Specialty Fiber Plants

         Memphis Plant. The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose. The facility currently operates at approximately 90% of capacity.

         Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. The Foley Plant operates near 100% capacity.

         Glueckstadt Plant. The Glueckstadt Plant is located in Glueckstadt, Germany. The site is adjacent to the paper plant of Steinbeis Temming Papier GmbH. Some utilities, including steam, power, water and waste treatment, are shared between the plants pursuant to various utility agreements. The Glueckstadt Plant has a capacity of approximately 50,000 annual metric tons. The Glueckstadt plant operates at approximately 55% of capacity using a reduced shift system. We expect to cease production at the Glueckstadt plant in December of 2005.

          Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber. The Lumberton Plant is operating near 90% of capacity.

         Americana Plant. The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site. It is operating at its full capacity of approximately 40,000 annual metric tons of cotton cellulose.

Nonwovens Plants

         The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products. The flexible nature of the airlaid technology allows for a wide range of materials to be produced. Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix. Based on current product mix, utilization of our airlaid machines worldwide is running approximately 75%.

         All of our airlaid nonwovens sites have proprietary Stac-Pac(TM) folding technology, which allows us to efficiently produce compressed bales that facilitate customers' high-speed production lines with a continuous flow of materials and facilitate more efficient shipping.

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

         We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Glueckstadt, Germany Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. We lease buildings that house the King, North Carolina Plant, the sales offices in Europe and distribution facilities in Savannah, Georgia. All of the facilities located in the United States are pledged as collateral for certain debt agreements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Buckeye Technologies Inc. is traded on the New York Stock Exchange under the symbol BKI. There were approximately 4,600 shareholders on August 30, 2005, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for our common stock.

                                                                            Year Ended June 30
                                                                     2005                       2004
                                                               High        Low           High         Low
                                                             ---------------------     -----------------------
   First quarter (ended September 30).................        $11.93      $9.40          $9.24        $6.72
   Second quarter (ended December 31).................         13.30       9.66          11.05         8.55
   Third quarter (ended March 31).....................         13.30      10.22          11.40         8.00
   Fourth quarter (ended June 30).....................         10.97       7.38          12.10         9.35

         We did not make any dividend payments during the fiscal years ended June 30, 2005 or 2004, and have no plans to pay dividends in the foreseeable future. We repurchased no shares of our common stock during the fiscal years ended June 30, 2005 or 2004. Due to certain debt agreements we are limited in our ability to make dividend distributions and share repurchases in the future. The amount available will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

Item 6.   Selected Financial Data

Selected Financial Data
(In thousands, except per share data)

                                                                         Year Ended June 30
                                         2005(a)           2004 (b)           2003 (c)          2002 (d)          2001 (e)
Operating Data:

Net sales............................     $712,782           $656,913         $  641,082        $  635,218        $   731,528

Operating income (loss)..............       57,601            (19,079)             4,496            26,429            109,074

Cumulative effect of changes in
   accounting, net of tax............            -              5,720                  -           (11,500)             3,249

Net income (loss)....................       20,204            (38,190)           (24,894)          (26,004)            46,523

Basic earnings (loss) per share......     $   0.54           $  (1.03)        $    (0.67)       $    (0.74)        $     1.35
Diluted earnings (loss) per share....     $   0.54           $  (1.03)        $    (0.67)       $    (0.74)        $     1.32

Pro forma amounts (f)
   Net income (loss).................     $ 20,204           $(43,910)        $  (23,513)       $  (13,899)        $   43,138

   Earnings (loss) per share
      Basic.........................      $   0.54           $  (1.18)        $    (0.64)       $    (0.40)        $     1.25
      Diluted.......................      $   0.54           $  (1.18)        $    (0.64)       $    (0.40)        $     1.22

Balance sheet data:
  Total assets.......................     $949,737           $970,823         $1,097,855        $1,134,737         $1,075,550
  Total long-term debt (including
      current portion)...............      538,982            606,748            664,475           701,218            654,679


(a) Includes a pretax charge of $16,905 ($9,392 after tax) for restructuring and impairment costs. (See Notes 4, Impairment of Long-lived Assets, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.). Includes a pretax charge of $242 ($153 after tax) for loss on early extinguishment of debt. Includes a pretax gain of $7,203 ($4,682 after tax) for gain on sale of assets held for sale. During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

(b) Includes a pretax charge of $51,853 ($33,522 after tax) for restructuring and impairment costs. (See Note 4, Impairment of Long-lived Assets, and
     Note 5, Restructuring Costs, to the Consolidated Financial Statements.) Includes $4,940 ($3,112 after tax) for loss on early extinguishment of debt. Includes $5,720 ($0.15 per share), net of tax, cumulative effect of change in accounting relating to a change in the way we account for planned maintenance activities at our Perry, Florida facility. (See Note 3, Changes in Accounting, to the Consolidated Financial Statements.)

(c) Includes a pretax charge of $38,139 ($24,678 after tax) for restructuring and impairment costs. (See Note 4, Impairment of Long-lived Assets, and
     Note 5, Restructuring Costs, to the Consolidated Financial Statements.)

(d) Includes a pretax charge of $11,589 ($7,596 after tax) for restructuring and impairment costs. Includes $11,500 ($0.33 per share) cumulative effect of a change in accounting relating to a goodwill impairment charge for our converting plant at King, North Carolina under the transition rules of Statement of Financial Accounting Standard, No. 142, Goodwill and Other Intangible Assets.

(e) Includes the operations of Americana from August 1, 2000, its date of acquisition. Includes the $3,249 ($0.09 per share), net of tax, cumulative effect of a change in accounting relating to a change in depreciation methods from straight-line to units-of-production for some cotton cellulose and airlaid nonwovens equipment.

(f) Pro forma amounts reflect net income (loss) and earnings (loss) per share as if the changes in accounting methods were applied retroactively.

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

Executive Summary

         Buckeye Technologies Inc. and its subsidiaries manufacture value-added cellulose-based specialty products in the United States, Canada, Germany, and Brazil and sell these products in over 60 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process. See "Item 1: Business" for a more detailed description of these segments and processes.

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

         Fiscal 2005 was a year of improvement and recovery for Buckeye. We made considerable progress in restoring profitability and strengthened our balance sheet. Our specialty fibers markets remained strong. As our inventories are at historically low levels, we are carefully matching sales with production to optimize our product mix and move product into higher value niche markets. While the nonwoven materials segment posted improvements during fiscal 2005 they are still operating in an environment of significant over supply in North America.

        o Net income reached $20.2 million ($0.54 per share) last year. This compares to a loss of $38.2 million ($1.03 per share) in fiscal 2004 and a loss of $24.9 million ($0.67 per share) in fiscal 2003.

        o Net sales for fiscal year 2005 were $712.8 million, 8.5% above the $656.9 million achieved in fiscal 2004 and 11% above the $641.1 million achieved in fiscal 2003.

        o Our gross margin in fiscal year 2005 reached 17%, higher than the 12% achieved in fiscal 2004 and the 13% achieved in fiscal 2003.

        o Net cash provided by operating activities totaled $78.6 million. We reduced the debt on our balance sheet by $67.7 million (from $606.7 million to $539.0 million).

         The positive events in our markets were dampened by rising costs for chemicals, energy and other materials. We expect high costs in these areas to continue pressuring our operating margins. Since demand for our specialty fibers is sufficiently strong, we believe we can implement price increases in these markets in the future. However, we are restrained from doing this quickly due to existing commercial agreements.

         In early January 2005, we announced a plan to close our Glueckstadt, Germany specialty fibers facility during the second quarter of fiscal 2006. Although cotton linter pulp remains an important part of the specialty fibers business, we could no longer economically justify operating this high fixed cost facility. We expect to retain most of the volume currently produced at Glueckstadt through improved utilization of our Memphis, Tennessee facility and bringing the Americana, Brazil facility, which we expect will have market capability by the fall of 2005, to near capacity levels on an accelerated schedule. The inability to recover the remaining value of the Glueckstadt, Germany assets resulted in an impairment charge of $12.3 million and should result in restructuring charges and related payments of approximately $6.5 million during fiscal 2005 and 2006.

         To accommodate demand for high-end products and a smooth transition of the business currently sourced at the Glueckstadt, Germany facility, we added a shift to our Memphis, Tennessee cotton-based specialty fibers facility. We began operating this facility on a four-shift schedule during March 2005.

         Our North American airlaid nonwovens business made significant progress this fiscal year, achieving 23% growth in revenue. This improvement offset the closure of our Cork, Ireland facility, allowing us to maintain year over year shipment volumes while improving earnings. We ceased producing airlaid nonwoven materials at our Cork, Ireland facility in July, 2004 and successfully transitioned the majority of the product previously produced at Cork to our larger dual-line plants in Europe and North America. This increased the capacity utilization at our other airlaid nonwovens facilities and, as a result, we have seen improved earnings in our nonwovens segment. The full on-going benefit of cost savings from the closure was realized during the last six months of fiscal 2005 and we expect going forward will total approximately $7 million annually.

         With our Steinfurt, Germany plant running at near capacity in fiscal year 2006, we plan to focus on further improving capacity utilization in North America, where we still have excess capacity. However, we expect the over-supply situation in North America and the high costs for raw materials will continue to present challenges for the nonwoven materials segment in fiscal 2006.

         Our cash flow during fiscal 2005 was strong. During the year, we reduced the debt, including capital leases, on our balance sheet by $67.7 million. Although we were not able to cost effectively obtain the consent of the holders of our notes due in 2013 to fully refinance our notes due in 2008 with bank debt, we elected to call a portion of our notes due in 2008. During the year, we retired $20 million of the relatively high cost 9.25% 2008 notes from the market. We intend to call the remainder of the 2008 notes over the next several years in advance of their maturity on September 15, 2008.

         Our operating margins were negatively impacted during the second half of fiscal 2005 by high costs for chemicals and energy, and extra expenses related to compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). Re-establishing margin improvement is a key goal for fiscal year 2006.

         We are encouraged by progress on several fronts:

        o We launched a new product, Buckeye UltraFiber 500(TM), a revolutionary concrete reinforcing fiber at the World of Concrete exhibit in Las Vegas, Nevada in January 2005. Buckeye UltraFiber 500(TM) was voted the most innovative new product at the show. As we have previously reported, we are currently establishing distribution for this product in the United States as well as in foreign markets. All early signs continue to be positive.

        o The demand for liquid crystal display screens for laptop computers and television sets continues to expand rapidly. Our cotton cellulose fibers are a small but critical component of the construction of these screens.

        o Our plan to transition the specialty fibers production currently supplied by Glueckstadt, Germany to our lower cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding on schedule. We expect to complete our project to add full market capability to our Americana, Brazil facility by the end of this calendar year. This, coupled with the additional production shift at our Memphis, Tennessee facility, positions us to supply cotton-based specialty fiber products from facilities with a significantly more favorable cost structure during the second half of fiscal 2006.

         The combination of new product initiatives, strong demand in important markets and an improved manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are currently being negatively impacted by high costs for energy, chemicals, and other materials. Additionally, the extra administrative expense brought about by compliance with Sarbanes-Oxley was and will continue to be burdensome. These issues will slow progress in the short-term, but we believe our longer-term outlook continues to be favorable.

Results of Operations

Consolidated results

         The following table compares the components of consolidated operating income (loss) for the three fiscal years ended June 30, 2005.

-------------------------------------------------------------------------------------------------------------------
(millions)                                  Year Ended June 30                 $ Change          Percent Change
                                            ------------------                 --------          --------------
                                                                           2005/    2004/       2005/    2004/
                                       2005        2004        2003         2004      2003       2004      2003
                                    -------------------------------------------------------------------------------
Net sales                             $712.8      $656.9       $641.1       $55.9     $15.8         9%       2%
Cost of goods sold                     592.7       579.5        558.2        13.2      21.3         2%       4%
                                    -------------------------------------------------------------------------------
Gross margin                           120.1        77.4         82.9        42.7      (5.5)       55%      (7)%
Selling, research and
    administrative expenses             43.3        42.4         37.9         0.9       4.5         2%      12%
Amortization of intangibles and
    other                                2.3         2.2          2.3         0.1      (0.1)        5%      (4)%
Impairment and
    restructuring costs                 16.9        51.9         38.2       (35.0)     13.7       (67)%     36%
                                    -------------------------------------------------------------------------------
Operating income (loss)                $57.6     $ (19.1)      $  4.5       $76.6    $(23.6)        *        *
-------------------------------------------------------------------------------------------------------------------
*Percent change is not meaningful.

         Net sales continued to improve overall during fiscal 2005 due primarily to increased pricing and improved mix in both specialty fibers and nonwoven materials. Net sales growth in fiscal 2004 was due to strong performance by the nonwoven materials segment, primarily the result of increased volume and the strengthening of the euro. The increase in nonwoven materials sales was only slightly offset by a decline in net sales of specialty fibers products during fiscal 2004.

         Cost of goods sold increased by 2% on an overall volume increase of approximately 2% during fiscal 2005. This consistency was the result of two offsetting factors. During fiscal 2005 there was a significant increase in chemical, energy and other raw material costs that impacted all of our plants. This increase was offset by the absence of several additional specialty fibers charges related to unusual events and special circumstances, including a planned extended maintenance shutdown at our Perry, Florida specialty fibers facility that occurred during fiscal 2004.

         Gross margins were positively impacted by the higher selling prices discussed previously. The unusual events and special circumstances during fiscal 2004 also contributed to the decrease in gross margin versus fiscal 2003. These items are discussed further in the "Segment Results" section of this discussion and analysis.

         Selling, research and administrative expenses increased during fiscal 2005 primarily due to increased accounting and consulting fees related to the implementation of Sarbanes-Oxley. External costs related to the implementation of Sarbanes-Oxley exceeded $2.0 million for fiscal 2005. We expect the costs related to compliance with Sarbanes-Oxley will decrease in fiscal 2006. This increase was partially offset by the absence of $3.3 million of bad debt expense incurred during fiscal 2004 as a result of the bankruptcy filing of a large specialty fibers customer.

         In arriving at our decision to close our Glueckstadt, Germany, cotton-based specialty fibers facility, we evaluated the recoverability of our long-lived assets at the facility and recognized an impairment charge of $12.3 million in fiscal 2005. As of June 30, 2005, we had incurred $3.0 million of restructuring costs as part of this planned closure. The remaining restructuring costs incurred during fiscal 2005 were primarily related to the program initiated as part of the closure of our Cork, Ireland facility. We experienced an operating loss in 2004 primarily as a result of $51.9 million of restructuring and impairment costs related to the closure of our Cork, Ireland facility and other organizational restructuring.

         Further discussion of revenue, operating trends, impairment and restructuring costs can be found later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be found in Note 4, Impairment of Long-lived Assets, and Note 5, Restructuring Costs, to the Consolidated Financial Statements of the accompanying consolidated financial statements.

Segment results

         Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fibers segment is an aggregation of cellulosic fibers based on both wood and cotton. We make separate financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administration expense to each segment, and we use the resulting operating income to measure the performance of the two segments. We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment, amortization of intangibles and certain financing and investing costs.

         Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2005.

------------------------------------------------------------------------------------------------------------------
(millions)                                  Year Ended June 30                 $ Change          Percent Change
                                                                               --------          --------------
                                                                           2005/    2004/         2005/    2004/
                                       2005        2004        2003        2004     2003          2004     2003
                                    ------------------------------------------------------------------------------
Net sales                             $513.6      $461.4      $466.5       $52.2   $(5.1)          11%      -1%
Operating income                        64.1        28.2        41.9        35.9   (13.7)         127%     -33%
------------------------------------------------------------------------------------------------------------------

         Net sales increased during fiscal 2005 primarily due to an increase in specialty wood shipment volume and higher selling prices for both wood and cotton based products. Improvements in volume, selling prices and mix of our specialty fibers products were driven by several complementary factors:

        o Market supply constraints caused by the closure of one of the world's largest dissolving wood cellulose mills in calendar 2003 significantly tightened the market for high purity dissolving wood pulps. This development presented us with opportunities to increase our shipments of high purity dissolving wood pulps and to reduce our shipments of fluff pulp during fiscal 2005 and 2004.

         In fiscal 2005, shipment volume for specialty pulp grades increased 13% over the prior year. This demand was met partially by reducing our finished goods inventory of specialty pulp grades. Strong demand and constrained supply in the market for high purity dissolving wood pulps also allowed us to raise the average prices on our specialty grades by approximately 5%. We are currently limited in our ability to raise specialty pulp pricing further by calendar year supply agreements with a number of our customers.

        o Continued strengthening of the world-wide economy increased the overall demand for pulp and paper products, driving up commodity pulp prices. Fluff pulp pricing steadily increased over the last two fiscal years until they plateaued earlier this calendar year. Average fluff pulp prices increased 13% during fiscal 2005 and 4% during fiscal 2004. Although fluff pulp pricing remains steady, current fluff pulp pricing may not continue to hold and may be negatively impacted by recent weakness in commodity pulp markets.

         Regardless of the rise in price of commodity pulps during the last two years, we continue to believe that over the long run we will be better served by having more of our production in high value specialty grades and a smaller exposure to the more volatile fluff pulp market. Fluff pulp shipment volume (including internal shipments to our airlaid plants) was down about 1% compared to the previous year.

        o Even though there was a strengthening of the U.S. dollar against the euro during the last half of fiscal 2005, the relative overall weakness of the U.S. dollar continues to make our products more attractive to export customers. Although the U.S. dollar ended fiscal 2005 at approximately the same exchange rate versus the euro as it ended fiscal 2004, the dollar was on average 6% weaker during fiscal 2005 than it was in the previous year. Changes in exchange rates may have a material impact on the demand and selling prices of our products in the future.

        o Net sales for cotton-based specialty fibers increased approximately 4% due to higher selling prices. Selling prices increased by an average of 9% in an effort to pass through higher costs of cotton fibers, chemicals, fossil fuels and freight. Although these price increases had a positive impact on revenue and operating income during fiscal 2005, they were partially offset by a 5% decrease in shipment volume for cotton-based products.

         During fiscal 2004, net sales decreased primarily due to lower selling prices and mix changes for our cotton-based products and lower unit wood volume, partially offset by improvements in selling prices and mix of wood-based products. Sales price increases and decreases for cotton-based products are influenced by the variability in the cost and supply of cotton fibers. As the cost of these fibers fell during calendar year 2003, we reduced our sales prices. Our cotton sales prices did not recover until calendar year 2004. Sales volume at our Americana, Brazil facility, increased by 23% in fiscal 2004, which contributed to the mix change as the selling price of this product is significantly lower due to our tolling arrangement with the customer.

         Rising energy and chemical prices pushed manufacturing costs higher for fiscal 2005. While we were able to recover a portion of these costs through raising the price for our products, we expect that rising energy and chemical prices will continue to put pressure on our operating margins during fiscal 2006. The allocation of sales, research and administrative costs related to the implementation of Sarbanes-Oxley also offset the improvement in pricing, mix, and volume during fiscal 2005.

         In spite of the increase in costs, operating income substantially improved during fiscal 2005 based on the strong improvement in sales and the absence of several additional charges related to unusual events and special situations that occurred during fiscal 2004. These unusual events and special situations included: the planned maintenance shutdown of our Perry, Florida facility ($9.6 million), the bankruptcy of a large customer ($3.3 million), the ratification of a new labor agreement that included a one-time retroactive payment ($0.8 million), and higher costs associated with reduced production at our Perry, Florida and Memphis, Tennessee specialty fibers facilities.

         These additional charges related to unusual events and special situations reduced operating income for fiscal 2004 by 33% from the same period in 2003. Operating income during fiscal 2004 was also negatively impacted by currency driven manufacturing cost increases at our Glueckstadt, Germany cotton facility due to the weakening of the U.S. dollar. All of these decreases were partially offset by a more favorable specialty wood pulp sales mix, higher specialty wood pulp prices, and operating the Americana, Brazil facility at capacity for the entire year ending June 30, 2004.

         As mentioned previously, we continue to move forward with developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we expect that, when this upgrade is completed in the fall of 2005 and we fully transition to market sales, this facility will be a significant contributor to our profitability.

         Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2005.

----------------------------------------------------------------------------------------------------------------
(millions)                                  Year Ended June 30               $ Change         Percent Change
                                                                             --------         --------------
                                                                         2005/    2004/       2005/   2004/
                                       2005        2004        2003      2004     2003        2004    2003
                                    ----------------------------------------------------------------------------
Net sales                             $226.5      $217.6      $195.9     $8.9    $21.7         4%       11%
Operating income                        13.0         7.6         4.0      5.4      3.6        71%       90%
----------------------------------------------------------------------------------------------------------------

         The increase in net sales during fiscal 2005 was due to improved pricing and mix, and the relative strength of the euro versus the U.S. dollar. Although we ceased production at our Cork, Ireland facility in July, 2004 we continued shipping inventory from Cork through November and completed the transition of a majority of Cork's sales to our other nonwoven materials facilities. Our increase in net sales in fiscal 2004 was primarily due to a 5% increase in shipment volume and the strengthening of the euro versus the U.S. dollar. These improvements were partially offset by minor price and mix changes.

         During fiscal 2005, a competitor in North America emerged from bankruptcy protection. Under new management, they aggressively sought new business in the over-supplied North American market. Although we benefited from this competitor's difficulties during the first half of fiscal 2005, their competitive actions impacted our pricing and volume in the second half of fiscal 2005. We expect the over-supply situation in North America will continue to present challenges for the nonwoven materials segment into fiscal 2006.

         Operating income improved significantly for fiscal 2005. The improvement was primarily due to higher selling prices and the closure of our high cost Cork, Ireland facility. Overall, our nonwoven materials business supported similar shipment and production volume with one less manufacturing facility for the majority of the year. Our Gaston, North Carolina facility continued to show improvement in its operating performance compared to the prior year due to significant increases in shipment volume and the resulting improvement in capacity utilization. These improvements were partially offset by price increases on raw materials and other manufacturing costs. The cost of fluff pulp, bi-component fibers, and binder materials increased during fiscal 2005. We expect these higher costs will continue to put pressure on operating margins in fiscal 2006.

         Improvement in operating income in fiscal 2004 reflects the increase in sales volume. Additionally, improved waste, reliability and other cost reductions along with the favorable net impact of changes in exchange rates offset some modest selling price reductions, unfavorable changes to product mix and increases in raw material prices. Our Cork facility recorded improved earnings performance in the fourth quarter of fiscal 2004 primarily due to a reduction in depreciation expense after the facility's fixed assets were impaired at the end of the third quarter. For further discussion of this closure see Note 4, Impairment of Long-lived Assets, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.

Restructuring and impairment activities

         During the three years ended June 30, 2005, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program and impairment charges for the three years ended June 30, 2005. Following the table is an explanation of the programs and the resulting impairment charges. For further explanation of these charges, see Note 4, Impairment of Long-lived Assets, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------
                                                                 Year Ended June 30                      Total
                                                                                                       Estimated
(millions)                                                                                              Charges
----------------------------------------------------------------------------------------------------
                                                    (estimate)
                                                      2006          2005         2004        2003
-------------------------------------------------------------------------------------------------------------------
Impairment charges..........................                         $12.3       $45.9       $36.5

Restructuring costs
   2005 Restructuring program...............           $3.5          $ 3.0       $   -       $   -       $ 6.5
   2004 Restructuring program...............              -            1.2         1.8           -         3.0
   2003 Restructuring program - phase 2.....              -            0.3         3.2           -         3.5
   2003 Restructuring program - phase 1.....              -            0.1         1.0         1.6         2.7
                                                  -----------------------------------------------------------------
Total restructuring costs...................           $3.5          $ 4.6       $ 6.0       $ 1.6       $15.7
-------------------------------------------------------------------------------------------------------------------

2005 Restructuring program and impairments

        In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant's costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt's costs are denominated in euros, this substantial strengthening had a negative impact on Glueckstadt's cost position and margin. Additionally, Glueckstadt's process water, waste treatment and energy costs are more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004.

       After careful consideration of all the options available, we decided to close the Glueckstadt facility and consolidate production at our two other specialty fibers manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal 2006. We expect the closing of our Glueckstadt facility and the transfer of the cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities, later this calendar year, will yield a superior cost structure and improve margins.

        Based on our inability to recover the remaining value of the long-lived assets at the Glueckstadt, Germany facility, we determined that these long-lived assets, with a carrying amount of $15.3 million, were impaired and wrote them down to their estimated fair value of $3.0 million, resulting in an impairment charge of $12.3 million ($6.5 million after tax).

         The closure of the Glueckstadt facility will result in the termination of approximately 100 employees, and we expect restructuring expenses related to the closure to be approximately $6.5 million over fiscal 2005 and 2006 period. We further expect payments related to this restructuring program will extend through the end of fiscal 2006. We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually and to reduce working capital needs by approximately $6 million.

         In anticipation of the closure of the facility, customers increased their inventories to ensure a smooth transition as they qualified material supplied from our Memphis, Tennessee facility. Due to the increased demand, we were able to increase pricing and make incremental sales from inventory. Additionally, as a result of the impairment of the Glueckstadt plant and equipment, there was a decrease in depreciation expense during the period. Although we are recognizing some of the benefit of the closure, we do not expect to realize the full on-going benefit of the closure until calendar year 2006.

2004 Restructuring program and impairments

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

        Due to excess production capacity around the globe, we operated Cork below its productive capacity from its inception in 1998. Because of its location and small size, our cost to produce at Cork was higher than at our other locations. Due to these issues, we decided to close the Cork facility and consolidate production at our three other nonwoven manufacturing facilities. Production at Cork ceased in July 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

        We continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs, and we began to fully realize the on-going cost benefit from operating one less facility during the third quarter of fiscal 2005. The closure of the Cork facility and related reorganization of the nonwoven materials segment resulted in the termination of 89 employees and resulted in restructuring expenses totaling $3.0 million. We do not expect additional expenses related to this program.

        Our commitment to discontinue production represented an indicator of impairment, and subsequently we evaluated the value of the property, plant, and equipment associated with the Cork facility. We determined that these long-lived assets, with a carrying amount of $48.4 million were impaired and wrote them down to their estimated fair value of $5.4 million, resulting in an impairment charge of $43.0 million. During fiscal 2004, we also impaired certain equipment and other capitalized costs at other facilities of $2.9 million. In late December 2004, we completed the sale of the Cork facility building for $13.4 million (see Gain on sale of assets held for sale for further discussion).

2003 Restructuring programs (phase 1 and phase 2) and impairments

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper. We completed this partial closure in August 2003 but continue to produce cosmetic cotton products at the Lumberton site. This decision reflects a steady decline in demand in the cotton fiber paper industry, which has contracted by more than one-third since the late 1990's. While cotton linter pulp is one of our core businesses, current demand did not economically justify operating a facility that could only produce products for paper applications.

         To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization enabled us to improve our operating results by approximately $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million.

        As part of the closure, we evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. We determined that long-lived assets (property, plant and equipment) with a carrying amount of $36.5 million were impaired and wrote them down to their estimated fair value of

$7.9 million. The resulting impairment charge of $28.6 million was reflected in the statement of operations during fiscal 2003. During fiscal 2003, we also impaired certain equipment and other capitalized costs at other facilities of $7.9 million.

         During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program. This phase of the program enabled us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization.

Net interest expense and amortization of debt costs

         We incurred interest expense and amortization of debt costs of $45.1 million in fiscal 2005, down $2.2 million from fiscal 2004. This improvement was primarily the result of lower average debt levels during fiscal 2005 and the absence of interest costs from holding $150 million of senior subordinated notes due 2005 and $200 million of senior notes due 2013 concurrently for 30 days during the first half of the fiscal 2004. These improvements were partially offset by higher average variable interest rates during fiscal 2005. See Note 9, Debt, in the Consolidated Financial Statements for further discussion of variable interest rates.

         We incurred interest expense and amortization of debt costs of $47.3 million in fiscal 2004 compared to $47.5 million for fiscal 2003. The consistency is the result of several offsetting factors. Lower interest rates and average debt levels during fiscal 2004 offset both the negative impact of the termination of the interest rate swap and the additional expense of holding the $150 million of senior subordinated notes due 2005 and the $200 million of senior notes due 2013 concurrently for 30 days during the first half of fiscal 2004.

Loss on early extinguishment of debt costs

        On March 23, 2005 we used cash on hand to redeem $20 million of our senior subordinated notes due in 2008. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during fiscal 2005.

        On November 5, 2003, we established a $220 million senior secured credit facility. This facility amended and restated our then existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. During fiscal 2004, $1.6 million was expensed related to the early extinguishment of the previous credit facility.

        On September 22, 2003, we placed privately $200 million in aggregate principal amount of 8.5% senior notes due in 2013. The notes are unsecured obligations and rank senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. We used the net proceeds from the private placement to redeem our $150 million senior subordinated notes due 2005. As a result of the extinguishment, $3.3 million was expensed during fiscal 2004. These expenses included a $2.1 million call premium and $1.2 million related to the write-off of deferred financing costs.

        See Note 9, Debt, in the Consolidated Financial Statements for further discussion of the debt issuance and related extinguishment.

Gain on sale of assets held for sale

        In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4.5 million and $1.5 million, respectively. In late December of 2004, we completed the sale of the Cork facility building to the Port of Cork Company for $13.4 million. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds after decommissioning and other expenses of $13.2 million, we recognized a net gain of $7.2 million ($4.7 million net of tax) during fiscal 2005.

Foreign exchange and other

          Foreign exchange and other in fiscal 2005, 2004 and 2003 were $(0.6) million, $0.3 million and $(0.0) million, respectively. The expense in fiscal 2005 was primarily due to $0.5 million of expenses related to amending our senior secured credit facility and other financing related costs. These costs consisted primarily of legal and transaction support fees. The amendment to the credit facility, among other things, lowered the effective interest rate on our term loan by 50 basis points, reduced the required quarterly principal payments to $0.2 million, changed the final maturity of the term loan to one lump sum payment, and changed various covenant definitions.

         The improvement in fiscal 2004 was due primarily to the absence of expenses related to the settlement of a lawsuit and the negative impact of a natural gas forward contract recognized in fiscal 2003, partially offset by lower foreign currency gains.

Income taxes

         Our effective tax rate for 2005 was approximately (2%) versus 37% in fiscal 2004 and 41% in fiscal 2003. During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5.5 million to our provision for income taxes. Excluding this benefit, our effective tax rate for 2005 would have been approximately 25%. The additional improvement in our effective tax rate in 2005 was the result of a number of factors including:

        o We continue to receive benefits from the extraterritorial income exclusion. Although the dollar magnitude of the benefit declined slightly in fiscal 2005, it had a more significant impact on the effective rate due to the absolute value of our earnings before taxes.

        o The favorable foreign currency translation adjustment of $3.0 million recorded on the impairment of the long-lived assets at our Glueckstadt facility is not taxable. Therefore, the tax benefit realized on the impairment was $1.0 million greater than the statutory rate would indicate.

        o We recorded a tax benefit of $0.7 million resulting from a net change in our contingency reserves.

         Effective for transactions occurring after September 30, 2000, the Internal Revenue Service enacted the Extraterritorial Income Exclusion. The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In order to comply with international trade rules, the American Jobs Creation Act of 2004, or the Jobs Act, repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which will be completed by calendar year end 2006. For transactions during calendar years 2005 and 2006, the income exclusion will be 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2005 due to this phase-out and will continue to decrease through the final phase-out during fiscal 2007.

         In October 2004, the Jobs Act was signed into law. The Jobs Act provides a tax deduction for domestic manufacturers. The deduction will be phased in during fiscal years 2006 through 2010. We are in the process of evaluating the potential impact of this deduction to our business. The benefit from this deduction in calendar 2005 is expected to be immaterial. In addition, the Jobs Act also provides a temporary incentive for U.S. multinationals to repatriate certain foreign earnings at an effective tax rate of 5.25%. Based on our assessment of the repatriation provision, we do not plan on repatriating additional funds and will continue our current policy of permanently reinvesting all foreign earnings outside the United States.

Cumulative effect of change in accounting

         Historically, we accrued in advance expenses related to planned extended maintenance shutdowns at our Perry, Florida facility. However, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. The effect of applying the new method for the year ended June 30, 2004 was a decrease in net loss composed of a profit increase of $9.1 million pre-tax ($5.7 million net-of-tax reported as a cumulative effect of accounting change), offset by $8.5 million ($5.4 million net-of-tax) in additional cost of goods sold compared to what would have been expensed in fiscal 2004 under the accrue in advance methodology.

         The total cost of the related planned maintenance activity performed in 2004 was $9.6 million. Historically, we perform planned extended maintenance shutdowns at our Perry, Florida facility in two to five year intervals. Due to variability in the timing and activities associated with our planned extended maintenance shutdowns, it is difficult to predict the future costs of these activities. See Note 3, Changes in Accounting, in the Consolidated Financial Statements for further discussion of this change in accounting.

Financial Condition

         Our financial condition improved during the current fiscal year as a result of improved earnings. We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Liquidity and capitalization

         We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of June 30, 2005 and believe we will continue to remain in compliance. These sources of financing are described in detail in Note 9, Debt, to the Consolidated Financial Statements.

         Our total debt decreased $67.7 million to $539.0 million at June 30, 2005 from $606.7 million at June 30, 2004. From June 30, 2003 to June 30, 2004,
total debt decreased by $57.8 million. Our total debt as a percentage of our total capitalization was 66.7% at June 30, 2005 as compared to 72.6% at June 30, 2004 and 71.7% at June 30, 2003.

         On June 30, 2005, we had $9.9 million of cash and cash equivalents and $65.6 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of June 30, 2005, our liquidity, including available borrowings and cash and cash equivalents was approximately $75.5 million. Management believes this is sufficient liquidity to meet the needs of the business. We believe we will continue to have positive cash flow and these borrowing conditions are not expected to impact our operating or investing activities, or our ability to service our debt obligations.

Shelf Registration

         On March 15, 2002, we filed a shelf registration statement on Form S-3. By its terms, the shelf registration statement allows us to issue from time to time various types of securities, including common stock, preferred stock and debt securities, up to an aggregate amount of $300 million. We filed the registration statement to gain additional flexibility in accessing capital markets for general corporate purposes. This S-3 registration statement became effective on April 18, 2002.

Treasury stock

         Our Board of Directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. In fiscal 2005, we repurchased no shares of our common stock. Through June 30, 2005, we had repurchased a total of 5,009,300 shares under the current board authority.

Cash Flow

         While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future. Cash and cash equivalents totaled $9.9 million at June 30, 2005, compared to $27.2 million at June 30, 2004 and $50.0 million at June 30, 2003. The following table provides a summary of cash flows for the three years ended June 30, 2005.

  (millions)                                                           2005           2004          2003
-------------------------------------------------------------------------------------------------------------
                                                                       2005           2004          2003
                                                                  -------------------------------------------
  Operating activities:
     Net income (loss).................................                 $ 20.2        $ (38.2)      $ (24.9)
     Noncash charges and credits, net..................                   58.3           72.6          75.7
     Changes in operating assets and liabilities, net..                    0.1           31.3           4.4
                                                                  -------------------------------------------
  Net cash provided by operating activities............                   78.6           65.7          55.2

  Investing activities:
     Purchases of property, plant and equipment........                  (45.3)         (31.9)        (28.4)
     Proceeds from sales of assets.....................                   13.6            0.3             -
     Other investing activities........................                   (0.5)          (0.6)          8.0
                                                                  -------------------------------------------
  Net cash used in investing activities................                  (32.2)         (32.2)        (20.4)

  Financing activities:
     Net borrowings (payments) under lines of credit...                    0.4         (224.0)        (19.9)
     Proceeds from debt issuances......................                      -          350.0             -
     Payments on long-term debt and other..............                  (67.7)        (178.3)        (22.5)
     Other financing activities, net...................                    2.4           (4.6)         (0.7)
                                                                  -------------------------------------------
  Net cash used in financing activities................                  (64.9)         (56.9)        (43.1)

  Effect of foreign currency rate fluctuations on cash                     1.2            0.7           2.3
                                                                  -------------------------------------------

     Net decrease in cash and cash equivalents                         $ (17.3)       $ (22.7)       $ (6.0)
  -----------------------------------------------------------------------------------------------------------

Cash provided by operating activities

..........The $12.9 million improvement in cash flows from operating activities in 2005 was primarily the result of improvements in net income in fiscal 2005. Due to the overall reduction in working capital during fiscal 2004, there was limited cash generation ability from changes in operating assets and liabilities during fiscal 2005. Although the closure of our Glueckstadt, Germany cotton cellulose facility will improve working capital in fiscal 2006, this improvement will be offset by the increased working capital requirements at our Americana, Brazil specialty fibers facility as we move away from the current tolling arrangement to the new market production at the end of calendar year 2005. We do not expect changes in operating assets and liabilities will be significant contributors to operating cash flow in fiscal 2006.

         The $10.5 million improvement in operating cash flows during fiscal 2004 versus fiscal 2003 was primarily due to a targeted decrease in inventories and decreased accounts receivable. Approximately $10 million of the accounts receivable decrease was a permanent reduction due to a change in our cash management strategy, as we began discounting large letters of credit, enabling us to reduce our debt and interest costs. These improvements in cash from operating activities were partially offset by lower accounts payable and the expenditures at our Foley plant for a planned maintenance shutdown.

Net cash used in investing activities

         Purchases of property, plant and equipment increased during fiscal 2005 versus fiscal 2004 and 2003 primarily due to expenditures related to a project to add full market capability to our Americana, Brazil cotton cellulose facility. We estimate the total cost of this facility improvement to be approximately $26 million, of which approximately $11.3 million was spent in fiscal 2005. We expect the remaining $14.7 million will be spent during the first six months of fiscal 2006. We previously estimated total capital expenditures for this facility enhancement to total approximately $18 million. The increase in this estimate is due to a number of factors, including our decision to build additional capability into the manufacturing facility and a strengthening of the Brazilian real relative to the U.S. dollar. With the remaining capital expenditures required to complete the Americana, Brazil facility, we expect total capital expenditures for fiscal 2006 to approximate the level of spending in fiscal 2005.

         We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our Perry, Florida specialty fibers facility. Based on current estimates we expect expenditures of approximately $60 million over several years possibly beginning as early as fiscal 2007. See Note 20, Contingencies, to the Consolidated Financial Statements.

         During fiscal 2005, we sold the Cork, Ireland building and equipment for net proceeds of $13.2 million. These proceeds offset the increase in capital expenditures during the year.

         During fiscal 2004, in addition to our basic capital maintenance expenditures of approximately $25 million, we made expenditures at our Foley plant for a planned maintenance shutdown and capital expenditures at our Memphis, Tennessee facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility. The low level of capital spending achieved during 2004 and 2003 was due to an overall effort to reduce capital expenditures and the lack of any major construction projects during those years.

Net cash used in financing activities

         We used cash from operating activities to reduce the principal balances on our debt and capital leases by $67.7 million during fiscal 2005. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure. As part of this debt reduction strategy, in February of 2005 we called, at par, $20 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. Subsequent to June 30, 2005 we initiated an additional partial call of these notes in the amount of $15 million. We expect to complete this transaction in September 2005 using available borrowings on our revolving credit facility. We intend to continue to call portions of the remaining $65 million of these notes over the next several years ahead of their maturity in the fall of 2008. These partial calls will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments.

         In fiscal 2004, we restructured our debt position by refinancing debt that came due in calendar 2005. We redeemed our $150 million senior subordinated notes due 2005 and made a permanent reduction on our revolving credit facility by issuing $200 million of senior notes due 2013. In addition, we established a $220 million senior secured credit facility, of which $70 million matures in 2008, and $150 million matures in 2010. This facility amended our revolving credit facility due in 2005. (See Note 9, Debt, to the Consolidated Financial Statements for further information.)

         In fiscal 2003, we used cash to repay $42.5 million in debt including a $22.0 million note payment to UPM-Kymmene incurred in connection with the purchase of Walkisoft.

Contractual Obligations

         The following table summarizes our significant contractual cash obligations as of June 30, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

-----------------------------------------------------------------------------------------------------------------
(millions)                                                     Payments Due by Period (7)
                                         ------------------------------------------------------------------------
                                                         Less than                                 Greater than
Contractual Obligations                     Total          1 year      1-3 years     3-5 years        5 years
-----------------------------------------------------------------------------------------------------------------

Long-term obligations (1)......                $797.4          $43.0        $ 92.3        $246.7          $415.4
Capital lease obligations (2)..                   2.4            0.8           1.2           0.4               -
Operating lease obligations (2)                   3.1            1.6           1.4           0.1               -
Timber commitments (3).........                  71.7           13.1          24.8          26.9             6.9
Lint commitments (4)...........                  12.8           12.8             -             -               -
Other purchase commitments (5).                   7.9            7.5           0.4             -               -
Postretirement benefit obligations(6)            20.6            1.4           3.2           3.3            12.7
                                         ------------------------------------------------------------------------
Total contractual cash obligations             $915.9          $80.2        $123.3        $277.4          $435.0
-----------------------------------------------------------------------------------------------------------------

(1) Amounts include related interest payments. Interest payments for variable debt of $99.5 million are based on the effective rate as of June 30, 2005 of 5.3%. See Note 9, Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) Capital lease obligations represent principal and interest payments. See
Note 10, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 19, Commitments, to the Consolidated Financial Statements for further information.

(4) Lint commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(6) See Note 15, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

(7) Less than one year references fiscal 2006; 1-3 years references fiscal 2007 and 2008; 3-5 years references fiscal 2009 and 2010.

Critical Accounting Policies and Estimates

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

Allowance for doubtful accounts

         We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances in which we are aware of a specific customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), our estimates of the recoverability of amounts due could be reduced by a material amount.

         Historically, bad debt expense for fiscal years 2005, 2004 and 2003 have been $1.4 million, $4.0 million and $0.3 million, respectively. During fiscal 2004, a significant customer filed for bankruptcy protection. As a result, we recorded an increase in our estimate for bad debts of $3.3 million during fiscal 2004.

Deferred income taxes and other liabilities

         Deferred income tax assets and liabilities are recognized based on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record a valuation allowance to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events.

         In fiscal 2005, we increased the valuation allowances recorded against certain foreign and state net operating losses by approximately $1.1 million, since we believe it more likely than not that these assets will not result in a future tax benefit.

         In fiscal 2003, we utilized a $1.0 million foreign net operating loss carryforward that had been fully reserved. In fiscal 2002, we realized a $0.6 million benefit in Canada and in fiscal 2001, we realized a $0.5 million benefit in Germany, both due to changes in tax laws.

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

         We record our world-wide tax provision based on the tax rules and regulations in the various jurisdictions in which we operate. Significant managerial judgment is required in determining our effective tax rate and evaluating our tax positions. Where we believe that the deduction of an item is supportable for income tax purposes, the item is deducted in our income tax returns. However, where treatment of an item is uncertain, tax contingency reserves are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter. These reserves are recorded in the consolidated balance sheet in other liabilities. We adjust these reserves when an identifiable event occurs that changes the most probable outcome. In fiscal 2005, the contingency reserves were reduced by $6.2 million. During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5.5 million to our provision for income taxes. We also recorded an additional tax benefit of $0.7 million resulting from a net change in our contingency reserves.

Depreciation

         We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. Under this method, we calculate depreciation based on the expected total productive hours of the assets and, in any case, subject to a minimum level of depreciation. We review our estimate of total productive hours at least annually. If the estimated productive hours of these assets change based on changes in utilization and useful life assumptions, we adjust depreciation expense per unit of production accordingly. We use the straight-line method for determining depreciation on our other capital assets. During fiscal 2004, based on changes in utilization estimates, we increased depreciation expense by $0.2 million. We had no changes in estimates or assumptions during fiscal 2005 or 2003.

Long-lived assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, recoverability is evaluated based on the undiscounted cash flows expected to be generated by the asset. If the carrying value of the assets are determined not be recoverable, then an impairment is recognized. If impairment exists, an adjustment is made to write the asset down to its fair value. Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. During fiscal 2005, we announced the closure of the Glueckstadt, Germany facility. As a result of this change in circumstances, we estimated the fair value of the long-lived assets resulting in an impairment charge of $12.3 million. Based on the estimated fair values of long-lived assets, we have recorded impairment charges of $12.3 million, $45.9 million, and $36.5 million for years ended June 30, 2005, 2004, and 2003, respectively. If circumstances change, our estimated fair values may be impacted and have a material effect on our reported financial position and results of operations. See Note 4, Impairment of Long-lived Assets, of our Consolidated Financial Statements for further information concerning impairment charges.

         We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainly of future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit's internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future.

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

         A discussion of our accounting policies for risk management is included in Note 1, Accounting Policies, in the Notes to the Consolidated Financial Statements.

Interest Rates

         The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end. The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2005 were $539.0 and $535.6 and at June 30, 2004, $606.7 million and $604.0 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to $10.3 million increase in the fair value of long-term debt.

         We had $99.5 million of variable rate long-term debt outstanding at June 30, 2005. At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $1.0 million unfavorable impact on our pre-tax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to European interbank rates and U.S. prime rates.

Foreign Currency Exchange Rates

         Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. Buckeye and our subsidiaries generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars. The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.

         We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not generally hedge these net investments. However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $185.1 and $174.9 million at June 30, 2005 and 2004, respectively. The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $17 million at June 30, 2005. This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Cost of Raw Materials

         Amounts paid by us for wood, cotton fiber and fluff pulp represent the largest component of our variable costs of production. The availability and cost of these materials are subject to market fluctuations caused by factors beyond our control, including weather conditions. Significant decreases in availability or increases in the cost of wood or cotton fiber to the extent not reflected in prices for our products, could materially and adversely affect our business, results of operations and financial condition.

Commodities

         We are dependent on commodities in our production process. Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon. Exposure to these commodities can have a significant impact on our operating performance.

         In order to minimize market exposure, we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2005 or 2004 requiring fair value treatment.

         Exposure to commodity products also creates volatility in pricing. If our research and development efforts do not result in the commercialization of new, proprietary products, we will continue to have significant exposure to fluff pulp and other commodity products, which could result in volatility in sales prices and profits.

Industry Cyclicality

         The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical. The markets for most cellulose-based products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control. The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason. Financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete. It is not certain that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels. The demand, cost and prices for our products may thus fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

Contingencies

         Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with such requirements. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Given the uncertainties associated with predicting the scope of future requirements, there can be no assurance that we will not in the future incur material environmental compliance costs or liabilities. For additional information on environmental matters, see Note 20 to the Consolidated Financial Statements.

Forward-Looking Statements

         Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices and other factors. The forward-looking statements included in this document are only made as of date of this document and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.   Financial Statements and Supplementary Data

          See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We had no changes in or disagreements with Ernst & Young LLP, our independent auditors.

Item 9a.  Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to Buckeye management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of June 30, 2005 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

         Management's report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management's assessment of internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

         During our fiscal quarter ended June 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information

     None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

         Information regarding members of the Board of Directors will be presented in our 2005 Annual Proxy Statement for the 2005 annual meeting of stockholders and is incorporated herein by reference.

Executive Officers of the Registrant

         The names, ages and positions held by our executive officers on August 30, 2005 are:

                                                                                                   Elected to
           Name                  Age                            Position                        Present Position

 David B. Ferraro                67     Chairman of the Board, Chief Executive Officer and      April 2003
                                        Director

 John B. Crowe                   58     President, Chief Operating Officer and Director         April 2003

 Kristopher J. Matula            42     Executive Vice President and Chief Financial            October 2003
                                        Officer

 Charles S. Aiken                55     Sr. Vice President, Manufacturing                       October 2003

 Christian G. Chavassieu         51     Sr. Vice President, Wood Cellulose                      April 2005

 Jeffery T. Cook                 43     Sr. Vice President, Product and Market Development      February 2005

 Sheila Jordan Cunningham        53     Sr. Vice President, General Counsel and Secretary       April 2000

 Douglas L. Dowdell              47     Sr. Vice President, Nonwovens                           February 2005

 William M. Handel               59     Sr. Vice President, Human Resources                     April 2000

 Paul N. Horne                   50     Sr. Vice President, Cotton Cellulose                    January 2001

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

Christian G. Chavassieu
Senior Vice President, Wood Cellulose
         Mr. Chavassieu has served as Senior Vice President, Wood Cellulose since April 1, 2005. He served as Vice President, Specialty Wood Cellulose Sales from April 1998 to April 2005. He served as a Sales Manager of Specialty Cellulose from January 1996 to April 1998. Prior to joining Buckeye in 1996, he held positions with Chavassieu & Cie SA, Apple Computer, Dowell Schlumberger and Corning-Europe.

Jeffery T. Cook
Senior Vice President, Product and Market Development
         Mr. Cook has served as Senior Vice President, Product and Market Development since February 4, 2005. He served as Vice President, Product and Market Development from July 2003 to February 2005. He served as Vice President of Research and Development, Wood Cellulose from August 1999 to July 2003. He was an employee of Procter and Gamble from 1988 to 1998.

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

Douglas L. Dowdell
Senior Vice President, Nonwovens
         Mr. Dowdell has served as Senior Vice President, Nonwovens since February 4, 2005. He served as Vice President, Nonwovens from October 2003 to February 2005. He served as Vice President, Absorbent Fiber Sales from February 2002 to October 2003. He served as Vice President, Nonwovens Business Development from February 2001 to February 2002. He served as Vice President, Absorbent Products Business Development from August 2000 to February 2001. Prior to August 2000 he held several positions in the Company including: Manager, Absorbent Fiber Sales; Manager, Business Development; and Manager, Wood Procurement. He was an employee of Procter & Gamble from 1988 to March 1993.

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

Code of Business Conduct & Ethics

         We have a Code of Business Conduct & Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. Our Code of Business Conduct & Ethics is available in the corporate governance section of the investor relations page of our website, www.bkitech.com. In addition, we intend to post in the corporate governance section of the investor relations page of our website information regarding any amendment to, or waiver from, the provisions of our Code of Business Conduct & Ethics to the extent such disclosure is required. The information on our website, however, does not form part of this Report.

Item 11.   Executive Compensation

         Information relating to this item will be included in our 2005 Annual Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information relating to this item will be included under the captions "Buckeye Stock Ownership" and "Executive Compensation" in our 2005 Annual Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

         Information relating to this item will be included in our 2005 Annual Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
         Information regarding principal accountant fees and services will be included in our 2005 Annual Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules
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

           (3) Listing of Exhibits. See exhibits listed under Item 15 (b).

    (b)     Exhibits required by Item 601 of Regulation S-K. Exhibit
              Number
                       Description
                 3.1   Second Amended and Restated Certificate of Incorporation
                       (4)
             3.1 (a)   Articles of Amendment to the Second Amended and Restated
                       Certificate of Incorporation of Registrant (5)
                 3.2   Amended and Restated By-laws of the Registrant. (8)
                 4.1 First Amendment to the Rights Agreement. (The Rights Agreement was filed on Form 8-A, November 20, 1995). (2)
                 4.2   Indenture for 9 1/4% Senior Subordinated Notes due
                       2008, dated July 2,1996 (1)
                 4.3 Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998(5)
                 4.4 Indenture for 8 1/2% Senior Notes due 2013, dated September 22, 2003(10)
                10.1 Amended and Restated 1995 Management Stock Option Plan of the Registrant(6)
                10.2 Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees of the Registrant.(9)
                10.3   Form of Management Stock Option Subscription Agreement(6)
                10.4   Form of Stock Option Subscription Agreement(6)
                10.5 Amended and Restated Formula Plan for Non-Employee Directors(3)
                10.6 Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995.(7)
                10.7 Amended and Restated Credit Agreement dated November 5, 2003 among the Registrant; Fleet National Bank; Fleet Securities Inc.; Citigroup Global Markets Inc.; UBS Security LLC; Citibank N.A.; UBS, AG Stanford Branch;
                       and the other lenders party thereto. (11)
                10.8 Amended and Restated Credit Agreement Amendment No. 1, dated March 15, 2005. (12)
                12.1   Computation of Ratio of Earnings to Fixed Charges
                21.1   Subsidiaries of the Registrant.
                23.1   Consent of Ernst & Young LLP.
                31.1   Section 302 Certification of Chief Executive Officer
                31.2   Section 302 Certification of Chief Financial Officer

                32.1* Section 1350 Certification of Chief Executive Officer 32.2* Section 1350 Certification of Chief Financial Officer

        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 file no. 333-05139, as filed with the Securities and Exchange Commission on June 4, 1996 and as amended on June 11, 1996 and June 27, 1996.
        (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1997 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 2000.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended December 31, 1997.
        (5) Incorporated by reference to the Registrant's Registration Statement on Form S-4, file no. 333-59267, as filed with the Securities and Exchange Commission on July 16, 1998.
        (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 1998.
        (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for quarterly period ended March 31, 1999.
        (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
        (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated June 30, 2001.
       (10) Incorporated by reference to the Registrant's Registration Statement Form S-4, file no. 333-110091, as filed with the Securities and Exchange Commission on October 30, 2003.
       (11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 2003.
       (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarterly period ended March 31, 2005.
          * This certification accompanies the Periodic Report pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 and shall be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.


By: /S/ DAVID B. FERRARO
--------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: September 9, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/ DAVID B. FERRARO
--------------------------------------------------------------------------------
David B. Ferraro, Director, Chairman of the Board and Chief Executive Officer
Date: September 9, 2005




By: /S/ SAMUEL M. MENCOFF
--------------------------------------------------------------------------------
Samuel M. Mencoff, Director
Date: September 9, 2005



By: /S/ HENRY F. FRIGON
--------------------------------------------------------------------------------
Henry F. Frigon, Director
Date: September 9, 2005


By: /S/ RED CAVANEY
--------------------------------------------------------------------------------
Red Cavaney, Director
Date: September 9, 2005



By: /S/ KRISTOPHER J. MATULA
--------------------------------------------------------------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
Date: September 9, 2005

                            BUCKEYE TECHNOLOGIES INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                          PAGE
Report of Management................................................................                          F-2
Management's Report on Internal Control Over Financial Reporting....................                          F-3
Reports of Independent Registered Public Accounting Firm............................                          F-4
Financial Statements as of June 30, 2005, June 30, 2004 and for the Three Years
   Ended June 30, 2005:
     Consolidated Statements of Operations..........................................                          F-6
     Consolidated Balance Sheets....................................................                          F-7
     Consolidated Statements of Stockholders' Equity................................                          F-8
     Consolidated Statements of Cash Flows..........................................                          F-9
     Notes to Consolidated Financial Statements.....................................                         F-10
Schedule:
       Report of Independent Registered Public Accounting Firm, on Financial Statement
             Schedule...............................................................                         F-37
       Schedule II - Valuation and Qualifying Accounts..............................                         F-38


Report of Management

         The management of Buckeye Technologies Inc. is committed to providing financial reports that are complete, accurate and easily understood.

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

         The Company's senior management, our corporate leadership team, is actively involved in all aspects of the business. This group understands key strategies and monitors financial results. We maintain a system of internal control which provides reasonable assurance that transactions are accurately recorded and assets are safeguarded. All of the Company's officers and financial executives adhere to the Company's Code of Business Conduct and Ethics and provide written confirmation of their compliance annually.

         Our Company was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.




/s/ David B. Ferraro                /s/ John B. Crowe                  /s/ Kristopher J. Matula
Chairman of the Board and           President and                      Executive Vice President and
Chief Executive Officer             Chief Operating Officer            Chief Financial Officer

Management's Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things: defined policies and procedures for conducting and governing our business, a written Code of Business Conduct and Ethics adopted by our Board of Directors and applicable to all directors and all officers and employees of Buckeye and our subsidiaries, sophisticated information systems for processing transactions and a properly staffed and professional internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct identified deficiencies. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

         Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of June 30, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

         Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2005.

         Our independent registered public accounting firm, Ernst & Young LLP, audited management's assessment and the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management's assessment, which is included in this Annual Report on Form 10 - K.




/s/ David B. Ferraro                               /s/ Kristopher J. Matula
Chairman of the Board and                          Executive Vice President and
Chief Executive Officer                            Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Buckeye Technologies Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Buckeye Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Buckeye Technologies Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2005 and 2004, and related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005 of Buckeye Technologies Inc. and our report dated September 7, 2005 expressed an unqualified opinion thereon.

                                                        /s/ Ernst & Young LLP

Memphis, Tennessee
September 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

         We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U. S. generally accepted accounting principles.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Buckeye Technologies Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion thereon.

         As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for planned maintenance activities in 2004.


                                                        /s/ Ernst & Young LLP

Memphis, Tennessee
September 7, 2005

Consolidated Statements of Operations
(In thousands, except per share data)

                                                                              Year Ended June 30
                                                                     2005              2004            2003
                                                                ----------------------------------------------
Net sales.................................................           $712,782        $656,913      $641,082
Cost of goods sold........................................            592,726         579,472       558,221
                                                                ----------------------------------------------
Gross margin..............................................            120,056          77,441        82,861
Selling, research and administrative expenses.............             43,270          42,423        37,896
Amortization of intangibles and other.....................              2,280           2,244         2,330
Impairment of long-lived assets...........................             12,326          45,908        36,503
Restructuring costs.......................................              4,579           5,945         1,636
                                                                ----------------------------------------------
Operating income (loss)                                                57,601         (19,079)        4,496
Other income (expense):
     Interest income......................................                943             923          1,062
     Interest expense and amortization of debt costs......            (45,142)        (47,284)       (47,526)
     Loss on early extinguishment of debt.................               (242)         (4,940)             -
     Gain on sale of assets held for sale.................              7,203               -              -
     Foreign exchange and other...........................               (649)            273            (48)
                                                                ----------------------------------------------

Income (loss) before income taxes and cumulative effect
    of change in accounting...............................             19,714         (70,107)       (42,016)

Income tax benefit........................................               (490)        (26,197)       (17,122)
                                                                ----------------------------------------------
Income (loss) before cumulative effect of change in
      accounting.....................................                  20,204         (43,910)       (24,894)
Cumulative effect of change in accounting (net of
      tax of $3,359).................................                       -           5,720              -
                                                                ----------------------------------------------
Net income (loss)....................................                $ 20,204        $(38,190)     $ (24,894)
                                                                ==============================================

Earnings (loss) per share before cumulative effect of
      change in accounting
      Basic..........................................                $   0.54        $  (1.18)      $  (0.67)
      Diluted........................................                $   0.54        $  (1.18)      $  (0.67)

Cumulative effect of change in accounting per share
      Basic..........................................                $      -        $   0.15       $      -
      Diluted........................................                $      -        $   0.15       $      -

Earnings (loss) per share
      Basic..........................................                $   0.54        $  (1.03)      $  (0.67)
      Diluted........................................                $   0.54        $  (1.03)      $  (0.67)

Pro forma amounts, assuming change in accounting
      method for planned maintenance activities
       applied retroactively:
         Net income (loss)...........................                $ 20,204        $(43,910)      $(23,513)
         Basic income (loss) per share...............                $  0.54         $  (1.18)      $  (0.64)
         Diluted income (loss) per share.............                $  0.54         $  (1.18)      $  (0.64)

Weighted average shares for earnings per share
     Basic...........................................                 37,447           37,075         36,965
     Diluted.........................................                 37,598           37,075         36,965

See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

                                                                                          June 30
                                                                                 2005                 2004
                                                                          ----------------------------------------
Assets
Current assets:
     Cash and cash equivalents................................                 $    9,926            $ 27,235
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $5,602 in 2005 and $4,240 in 2004........                    116,006             110,209
     Accounts receivable - other..............................                      2,209               2,158
     Inventories..............................................                    107,895             107,439
     Deferred income taxes....................................                      3,584               3,655
     Prepaid expenses and other...............................                      6,884              11,300
                                                                          ----------------------------------------
Total current assets..........................................                    246,504             261,996

Property, plant and equipment, net............................                    525,931             537,632
Goodwill......................................................                    139,430             130,172
Intellectual property and other, net..........................                     37,872              41,023
                                                                          ----------------------------------------
Total assets..................................................                   $949,737            $970,823
                                                                          ========================================

Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable...................................                   $ 37,226            $ 27,130
     Accrued expenses.........................................                     48,401              50,085
       Current portion of capital lease obligation............                        685                 632
     Current portion of long-term debt........................                      1,376              16,972
                                                                          ----------------------------------------
Total current liabilities.....................................                     87,688              94,819

Long-term debt................................................                    535,539             587,076
Accrued postretirement benefits...............................                     19,206              18,931
Deferred income taxes.........................................                     34,660              30,288
Capital lease obligation......................................                      1,382               2,068
Other liabilities.............................................                      1,673               8,296

Commitments and contingencies (Notes 9, 10, 14, 19, and 20)...

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
       None issued or outstanding.............................                          -                   -
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued and 37,586,409 and 37,303,508
        shares outstanding at June 30, 2005 and 2004, respectively                    431                 431
Additional paid-in capital....................................                     52,599              53,824
Deferred stock compensation...................................                       (153)               (230)
Accumulated other comprehensive income (loss).................                     16,791                (569)
Retained earnings.............................................                    275,753             255,549
Treasury shares, 5,556,361 and 5,839,262 shares at
     June 30, 2005 and 2004, respectively.....................                    (75,832)            (79,660)
                                                                          ----------------------------------------
Total stockholders' equity....................................                    269,589             229,345
                                                                          ----------------------------------------
Total liabilities and stockholders' equity....................                   $949,737            $970,823
                                                                          ========================================


See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

                                                                                    Accumulated
                                                        Additional      Deferred       other
                                             Common      paid-in         stock     comprehensive  Retained    Treasury
                                             stock       capital     compensation  income (loss)  Earnings     shares        Total
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2002                      $431     $ 55,517         $(282)     $(36,381)     $318,633     $(84,258)   $253,660
                                              ====     ========          ======      =========   =========    ==========  =========
Comprehensive income (loss):
     Net loss.......................             -            -              -            -       (24,894)           -      (24,894)
     Other comprehensive income:
       Foreign currency translation adjustment   -            -              -       32,971             -            -       32,971
                                                                                                                             ------
Comprehensive income................                                                                                          8,077

Issuance of 24,578 shares of common stock         -           -              -            -             -          147          147
                                              ------   ---------        -------     --------      --------      --------     ------
Balance at June 30, 2003                       $431    $ 55,517          $(282)     $(3,410)      $293,739     $(84,111)   $261,884
                                               ====    =========         ======     ========      ========     =========    ========
Comprehensive income (loss):
     Net loss.......................              -           -              -            -       $(38,190)           -    $(38,190)
     Other comprehensive income:
      Foreign currency translation adjustment     -           -              -        2,841              -            -       2,841
                                                                                                                             ------
Comprehensive loss .................                                                                                        (35,349)

Issuance of 326,219 shares of common stock        -      (1,782)             -            -              -         4,416      2,634
Tax benefit on option exercise......              -         105              -            -              -             -        105
Termination of restricted stock.....              -           -              -            -              -            (5)        (5)
Deferred stock compensation.........              -         (16)            16            -              -             -          -
Amortization of deferred stock compensation       -           -             36            -              -             -         36
Directors stock compensation (4,469 shares)       -           -              -            -              -             40        40
                                              ------   ----------       -------    ---------      ---------      ---------    ------
Balance at June 30, 2004                       $431     $53,824          $(230)       $(569)      $255,549       $(79,660) $229,345
                                              ======    ========        =======    =========      =========      =========  =======
Comprehensive income (loss):
     Net income.....................              -           -              -            -         20,204              -    20,204
     Other comprehensive income
      Foreign currency translation adjustment     -           -              -       17,360              -              -    17,360
                                                                                                                             ------
Comprehensive income ...............                                                                                         37,564

Issuance of 279,698 shares of common stock        -      (1,470)             -            -              -          3,791     2,321
Tax benefit on option exercise......              -         245              -            -              -              -       245
Termination of restricted stock.....              -           -              -            -              -             (3)       (3)
Amortization of deferred stock compensation       -           -             77            -              -              -        77
Directors stock compensation (3,439 shares)       -           -              -            -              -             40        40
                                               -----     -------         ------      -------      ---------       -------   -------
Balance at June 30, 2005                       $431      $52,599         $(153)     $16,791       $275,753       $(75,832)  $269,589
                                               =====     =======         ======      ========     =========       =======   ========


See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                   Year Ended June 30
                                                                      2005                  2004              2003
                                                                ------------------------------------------------------
Operating activities
Net income (loss)....................................                   $20,204          $ (38,190)       $ (24,894)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Cumulative effect of change in accounting.......                         -             (5,720)               -
     Impairment of long-lived assets.................                    12,326             45,908           36,503
     Depreciation and depletion......................                    45,964             45,675           46,500
     Amortization....................................                     3,477              4,227            5,588
     Loss on early extinguishment of debt............                       242              4,940               -
     Deferred income taxes...........................                     4,510            (27,340)         (13,489)
     Non-cash tax benefit............................                    (5,481)                 -                -
     Gain on sale of assets held for sale............                    (7,203)                 -                -
     Provision for bad debts.........................                     1,372              4,010              296
     Other...........................................                     3,150                867              289
     Changes in operating assets and liabilities:
         Accounts receivable.........................                    (5,971)            11,716          (25,267)
         Inventories.................................                    (1,504)            29,838           14,284
         Other assets................................                       463             (2,301)          13,827
         Accounts payable and other current liabilities                   7,072             (7,974)           1,569
                                                                ------------------------------------------------------
Net cash provided by operating activities............                    78,621             65,656           55,206

Investing activities
Purchases of property, plant and equipment...........                   (45,329)           (31,871)         (28,424)
Redemptions (purchases) of short term investments....                         -                  -            8,863
Proceeds from sales of assets........................                    13,648                309                -
Other................................................                      (567)              (683)            (872)
                                                                ------------------------------------------------------
Net cash used in investing activities................                   (32,248)           (32,245)         (20,433)

Financing activities
Net borrowings (payments) under revolving line of
   credit............................................                       400           (224,026)         (19,923)
Issuance of long-term debt...........................                         -            350,000               -
Payments on long-term debt and capital lease obligations                (67,758)          (178,333)         (22,539)
Payments for debt issuance costs.....................                        (5)            (9,070)            (671)
Payments related to early extinguishment of debt.....                         -             (2,115)               -
Proceeds from termination of swap....................                         -              4,000                -
Net proceeds from sale of equity interests...........                     2,468              2,667                -
                                                                ------------------------------------------------------
Net cash used in financing activities................                   (64,895)           (56,877)         (43,133)
Effect of foreign currency rate fluctuations on cash                      1,213                724            2,331
                                                                ------------------------------------------------------
Decrease in cash and cash equivalents................                   (17,309)           (22,742)          (6,029)
Cash and cash equivalents at beginning of year.......                    27,235             49,977           56,006
                                                                ------------------------------------------------------
Cash and cash equivalents at end of year.............                    $9,926           $ 27,235         $ 49,977
                                                                ======================================================

See accompanying notes.

Notes to Consolidated Financial Statements
(In thousands, except share data)

NOTE 1:  ACCOUNTING POLICIES

Business Description and Basis of Presentation

          Our financial statements are consolidated financial statements of Buckeye Technologies Inc. We manufacture and distribute value-added cellulose-based specialty products used in numerous applications including disposable diapers, personal hygiene products, engine air and oil filters, food casings, rayon filament, acetate plastics, thickeners and papers.

Fiscal Year

         Except as otherwise specified, references to years indicate our fiscal year ended June 30, 2005 or ended June 30 of the year referenced.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year classifications.

Principles of Consolidation

          The consolidated financial statements include the accounts of Buckeye Technologies Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts

        We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), our estimates of the recoverability of amounts due could differ by a material amount.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2005, 2004 and 2003 was $418, $67 and $70, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. Other capital assets use the straight-line method for determining depreciation. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings--30 to 40 years; machinery and equipment--3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

Long-Lived Assets

         Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated fair value is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value. See Note 4 for information concerning impairment charges.

         Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. No impairment was recorded during the year ending June 30, 2005. The change in goodwill resulted from changes in foreign currency exchange rates offset by adjustments related to favorable resolution of pre-acquisition tax contingencies and reductions in deferred taxes associated with the amortization of tax deductible goodwill during the period.

Intellectual Property and Other

         At June 30, 2005 and 2004, we had intellectual property totaling $27,576 and $29,195, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac(TM) technology. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $12,288 and $10,112 at June 30, 2005 and 2004, respectively. Intellectual property amortization expense of $2,280, $2,244 and $2,329 was recorded during the years June 30, 2005, 2004 and 2003, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $1,945 in 2006, $1,970 in 2007, $1,990 in 2008, $1,990 in 2009 and $1,990 in 2010.

         Deferred debt costs of $9,148 and $10,898 at June 30, 2005 and 2004, respectively are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $5,810 and $5,755 at June 30, 2005 and 2004, respectively. We recorded amortization of deferred debt costs of $1,556, $1,960, and $2,500 during the years ending June 30, 2005, 2004 and 2003, respectively.

Income Taxes

         We provide for income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.

Risk Management

         We periodically use derivatives and other financial instruments to hedge exposures to natural gas, interest rates and currency risks. For hedges which meet the Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, criteria, we formally designate and document the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value. At June 30, 2005, we had no derivatives.

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

Shipping and Handling Costs

         Amounts related to shipping and handling which are billed to a customer in a sale transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Foreign Currency Translation

         Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "Other income (expense)" in the results of operations. Transaction gains and (losses) of $(226), $224 and $1,095 were recorded during the years ended June 30, 2005, 2004 and 2003, respectively.

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

Earnings Per Share

         Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Diluted loss per share amounts for 2004 and 2003 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.

Stock-Based Compensation

          We currently apply Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense is recorded for stock options when the exercise price is equal to or greater than the market price of our common stock at the date of grant. For awards of restricted stock and to determine the pro forma effects of stock options set forth below, we recognize the fair value of the awards ratably over their requisite service period.

         On June 7, 2005, the Compensation Committee of the Board of Directors of Buckeye Technologies Inc. approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of common stock of Buckeye Technologies Inc. that remained unvested at June 30, 2005. These options were previously awarded to non-employee directors, executive officers, and other employees under our Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees and our Amended and Restated Formula Plan for Non-Employee Directors. Options to purchase 898,150 shares of common stock were subject to this acceleration. The closing price of Buckeye Technologies stock on June 7, 2005 was $8.32.

         The following table summarizes the options subject to acceleration:

                                                     Aggregate Number of      Weighted Average
                                                    Shares Issuable Under    Exercise Price Per
                                                     Accelerated Options           Share
                                                   ----------------------------------------------
Non-employee directors                                     70,000                 $10.54
Executive officers as a group                             422,550                 $11.03
Other employees                                           405,600                 $11.05
                                                   ----------------------------------------------
                                                          898,150                 $11.00
                                                   ----------------------------------------------

         The acceleration of vesting of these out-of-the money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the implementation of SFAS 123 (revised 2004), Share-Based Payments ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123(R) is effective July 1, 2005. We estimate this compensation expense, before tax, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009)
based on value calculations using the Black-Scholes methodology.

         If compensation cost for stock-based compensation plans had been determined under SFAS 123, stock option compensation expense, pro forma net income and basic and diluted earnings per common share for 2005, 2004 and 2003 assuming all options granted were valued at fair value using the Black-Scholes method, would have been as follows:.

                                                                           Year Ended June 30
                                                                 2005                 2004               2003
                                                     ----------------------------------------------------------

Net income (loss) as reported...............                   $20,204            $(38,190)         $ (24,894)
     Deduct: Total stock-based compensation
            expense determined under fair value
            based method, net of related tax
            effect..........................                    (4,856)             (1,511)            (3,089)
                                                     ----------------------------------------------------------
Pro forma net income (loss).................                   $15,348            $(39,701)          $(27,983)
                                                     ==========================================================
Earnings (loss) per share:
     Basic -  as reported...................                   $  0.54            $  (1.03)          $  (0.67)
     Basic - pro forma......................                   $  0.41            $  (1.07)          $  (0.76)
     Diluted - as reported..................                   $  0.54            $  (1.03)          $  (0.67)
     Diluted - pro forma....................                   $  0.41            $  (1.07)          $  (0.76)

         See Note 11 for a discussion of the assumptions underlying the pro forma calculations above.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (R). SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning July 1, 2005. SFAS 123(R) allows several adoption alternatives, including retroactively applying the standard, or applying it prospectively. We plan to adopt this standard using the modified prospective basis.

         The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the market value of our common stock, as well as the assumptions within the Black-Scholes methodology used to value them. If applied to 2005, 2004 and 2003, the impact of that standard would have materially approximated that of SFAS 123 as presented in Note 1 (reducing earnings per diluted share in 2005, 2004 and 2003 by $0.13, $0.04 and $0.09, respectively.) SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Based on historical experience, we do not expect the impact of adopting SFAS 123(R) to be material to our reported cash flows.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs--an Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"), which is the result of the FASB's efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our results of operations.


         NOTE 3: CHANGES IN ACCOUNTING

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

         The effect of applying the new method for the year ended June 30, 2004 was a decrease in net loss of $349 or $0.01 per share. This decrease in net loss is composed of a profit increase of $9,079 pre-tax ($5,720 net-of-tax reported as a cumulative effect of accounting change), offset by $8,525 ($5,371 net-of-tax) in additional cost of goods sold compared to what would have been expensed in fiscal 2004 under the accrue in advance methodology. The total cost of the related planned maintenance activity performed in 2004 was $9,582.

         The following table reflects the restated net income as if the change in accounting for planned maintenance activities were handled retroactively.

                                                                                  Year Ended June 30
                                                                          2005           2004           2003
                                                                      ---------------------------------------------
      Net income (loss) as reported..........................            $20,204       $(38,190)      $(24,894)
      Deduct: Cumulative effect of change in accounting for
           planned maintenance costs, net of tax.............                  -          5,720              -
      Add: Major planned maintenance costs accrued and
           deducted from net income, net of tax..............                  -              -          1,381
                                                                      ---------------------------------------------

      Proforma net income (loss).............................            $20,204       $(43,910)      $(23,513)
                                                                      =============================================

      Earnings (loss) per share as reported:
               Basic.........................................             $ 0.54        $ (1.03)       $ (0.67)
               Diluted.......................................             $ 0.54        $ (1.03)       $ (0.67)

      Pro forma earnings (loss) per share
               Basic.........................................             $ 0.54        $ (1.18)       $ (0.64)
               Diluted.......................................             $ 0.54        $ (1.18)       $ (0.64)

NOTE 4: IMPAIRMENT OF LONG-LIVED ASSETS

Glueckstadt, Germany Facility

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant's costs to a level at which it is uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar 2003 and 2004. Specialty fibers are normally priced and sold in U.S.

dollars around the world. As a majority of Glueckstadt's costs are denominated in euros, this substantial strengthening had a negative impact on Glueckstadt's cost position. Additionally, Glueckstadt's process water, waste treatment and energy costs are more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004.

         After careful consideration of all the options available, management reached the decision to close the Glueckstadt facility and consolidate production at our two other cotton-based specialty fibers manufacturing facilities. We expect production at Glueckstadt will cease during the second quarter of fiscal 2006. We believe that closing our Glueckstadt facility and transferring a majority of its cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities later this calendar year will yield a more competitive cost structure.

         During fiscal 2005 we evaluated the recoverability of the long-lived assets at the Glueckstadt facility in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $15,280 (net of $2,977 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $2,954, resulting in an impairment charge of $12,326. This fair value was based on the remaining service potential of the facility through its expected closure in the second quarter of fiscal 2006, plus the estimated salvage value, as we do not believe the facility can be utilized for its intended purpose as it is uneconomical for us or a third party to continue operations. The fair value analysis used a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium. We expect to eventually sell the land, buildings and equipment.

Cork, Ireland Facility

         During fiscal 2004, we initiated the discontinuation of production of nonwoven materials at our Cork, Ireland facility. Due to excess production capacity around the globe, we had operated Cork below its productive capacity since the plant started up in 1998. Because of its location and small size, our cost to produce at Cork was higher than it was at our other locations. Therefore, management made the decision to close the Cork facility and consolidate production at our three other nonwoven materials manufacturing facilities. Production at Cork ceased during July of 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         In accordance with SFAS 144 we evaluated the value of the property, plant, and equipment associated with the Cork facility. Under this guidance, we determined that those long-lived assets, with a carrying amount of $48,359 (net of $6,914 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $5,409, resulting in an impairment charge of $42,950 during fiscal 2004. Fair value was based on the estimated salvage value of the Cork facility as we did not believe the facility could be utilized for its intended purpose. The salvage value incorporated assumptions that marketplace participants would likely use in estimating the fair value of the Cork facility

         Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4,494 and $1,505, respectively, and reclassified them as assets held for sale. In late December of 2004, we completed the sale of the building to the Port of Cork Company for $13,408. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds of $13,134 (net of $1,897 of decommissioning and selling costs), we recognized a net gain of $7,203 ($4,682 net of tax and $0.12 per share net of tax) during fiscal 2005. The gain is presented under the "Gain on sale of assets held for sale" caption in the statement of operations.

Lumberton, North Carolina Facility

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper over the five years leading up to the closure. We have continued to produce cosmetic cotton products at the Lumberton site. Accordingly, management evaluated the ongoing value of the property, plant and equipment associated with the Lumberton facility. Using the guidance issued under SFAS 144, management determined that long-lived assets (property, plant and equipment) with a carrying amount of $36,462 were impaired and wrote them down to their estimated fair value of $7,866. The resulting impairment charge of $28,596 is reflected in the statement of operations during 2003. Fair value was based on the present value method of estimating future cash flows and incorporated assumptions that marketplace participants would likely use in estimating fair value for the Lumberton facility, using a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

 Other Facilities

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

NOTE 5: RESTRUCTURING COSTS

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

         During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and enabled us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions included manufacturing, sales, product development and administrative functions throughout the organization. We expect payments related to this phase of the restructuring program to be completed during the first quarter of fiscal 2006 and expect costs to total approximately $3,447.

        During the fourth quarter of fiscal 2004, we announced the cessation of production of nonwoven materials at our Cork, Ireland facility. We continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs by $4,000, and will enable us to improve our overall nonwoven materials operating results by about $7,000 annually. We began realizing the full impact of these savings during the third quarter of fiscal 2005. The closure of the Cork facility and related reorganization of the nonwoven materials organization resulted in the termination of 89 employees and expenses totaling $3,046. We do not expect to incur any further expenses related to this program.

         During January 2005, we announced that we will discontinue production of cotton-based specialty fibers at our Glueckstadt, Germany facility during the second quarter of fiscal 2006. We plan to continue to meet customer needs for cotton-based specialty fibers by producing these products at our facilities in Memphis, Tennessee and Americana, Brazil. We expect this consolidation will enable us to improve our overall specialty fibers operating results by about $9,000 annually and reduce working capital needs by approximately $6,000. The closure of the Glueckstadt facility will result in the termination of 103 employees, and we expect restructuring expenses related to the closure to be approximately $6,500 over the remainder of fiscal 2005 and 2006. We expect payments related to this restructuring program to extend through the end of fiscal 2006.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the year ended June 30, 2005.

                                                                Year Ended
                                                              June 30, 2005
                                                   -------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                   June 30,       Charges      Estimated
                                          2004       Charges     Currency    Payments        2005          to Date      Charges
2003 Restructuring Program-Phase 1
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
     Specialty fibers...............         $  -        $  -           $ -      $   -       $      -        $ 1,656      $ 1,656
     Nonwoven materials.............            -           -             -          -              -             87           87
Other miscellaneous expenses
     Specialty fibers...............            -         111             -       (111)             -            901          901
     Nonwoven materials.............            -           -             -          -              -             83           83
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 1                      -         111                     (111)             -          2,727        2,727

2003 Restructuring Program-Phase 2
------------------------------------------------------------------------------------------------------    ------------------------
Severance and employee benefits
   Specialty fibers.................          263         278             5        (533)           13          1,884        1,894
   Nonwoven materials...............            -           -             -          -              -             39           39
   Corporate........................          121           -             -        (121)            -          1,514        1,514
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 2                    384         278             5        (654)           13          3,437        3,447

2004 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
Nonwoven materials
   Severance and employee
     Benefits.......................        1,750       1,007            16      (2,773)            -          2,774        2,774
   Other miscellaneous expenses.....            -         232             -        (232)            -            272          272
                                      ----------------------------------------------------------------    ------------------------
Total 2004 Program..................        1,750       1,239            16      (3,005)            -          3,046        3,046

2005 Restructuring Program
------------------------------------------------------------------------------------------------------    ------------------------
Specialty fibers
   Severance and employee
     Benefits.......................            -       2,472          (161)          -         2,311          2,472        5,300
   Other miscellaneous expenses.....            -         479            (1)       (331)          147            479        1,200
                                      ----------------------------------------------------------------    ------------------------
Total 2005 Program..................            -       2,951          (162)       (331)        2,458          2,951        6,500
                                      ----------------------------------------------------------------    ------------------------

Total All Programs..................       $2,134     $ 4,579         $(141)    $(4,101)       $2,471        $12,161      $15,720
                                      ================================================================    ========================

NOTE 6: INVENTORIES

Components of inventories
                                                          June 30
                                                      2005        2004
                                              ------------------------------

Raw materials.............................         $ 33,433    $ 28,073
Finished goods............................           53,353      57,118
Storeroom and other supplies..............           21,109      22,248
                                              ------------------------------
                                                   $107,895    $107,439
                                              ==============================

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Components of property, plant and equipment
                                                          June 30
                                                     2005         2004
                                               ------------------------------

Land and land improvements.................         $ 16,521    $ 17,243
Buildings..................................          125,917     132,504
Machinery and equipment....................          717,014     713,937
Construction in progress...................           43,518      19,929
                                               ------------------------------
                                                     902,970     883,613
Accumulated depreciation...................         (377,039)    (345,981)
                                               ------------------------------
                                                    $525,931    $537,632
                                               ==============================

NOTE 8: ACCRUED EXPENSES
Components of accrued expenses
                                                            June 30
                                                 2005               2004
                                           ------------------------------------

Income taxes...........................          $ 1,981           $ 4,748
Interest...............................           11,136            11,130
Property taxes.........................            3,389             2,819
Restructuring..........................            2,471             2,134
Retirement plans.......................            5,924             5,825
Salaries and incentive pay.............            6,855             3,284
Customer incentive programs............            4,017             5,641
Vacation pay...........................            4,786             4,546
Other..................................            7,842             9,958
                                           ------------------------------------
                                                 $48,401           $50,085
                                           ====================================

NOTE 9: DEBT
Components of long-term debt
                                                         June 30
                                                    2005         2004
                                              -------------------------------
Senior Notes due:
    2013.................................          $200,000    $200,000
Senior Subordinated Notes due:
   2008..................................            79,832      99,737
   2010..................................           152,558     153,061
Credit Facilities........................            99,525     144,250
Other....................................             5,000       7,000
                                              -------------------------------
                                                    536,915     604,048
Less current portion ....................             1,376      16,972
                                              -------------------------------
                                                   $535,539    $587,076
                                              ===============================

Senior Notes

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

        During fiscal 2004, $3,300 was expensed related to the early extinguishment of the $150,000 senior subordinated notes due 2005. These expenses included a $2,115 call premium and $1,185 related to the write-off of deferred financing costs.

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

        On February 21, 2005, we called $20,000 of the 2008 Notes. These 2008 Notes were redeemed on March 23, 2005. As a result of this redemption we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During fiscal 2005, we recorded non-cash expenses of $242 related to the early extinguishment of debt.

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

Interest Rate Swap

         In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2005 and 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,024 and $3,595, respectively. During the year ended June 30, 2005 and 2004, the swap reduced our interest expense by $571 and $1,848, respectively and will continue to reduce interest expense through the amortization period of the termination fee.

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

        The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). Based on fiscal 2005 results, we are required to make an excess cash flow payment during fiscal 2006 of $378. During fiscal 2005, we made an excess cash flow payment of $15,349 based on fiscal 2004 performance and additional voluntary payments of $28,401. Total payments on the term loan, including required principal payments, during fiscal 2005 were $45,125.

        We had $99,525 outstanding on this facility ($99,125 on the term loan and $400 on the revolving credit facility) at an average variable interest rate of 5.3% as of June 30, 2005. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. Effective March 15, 2005, the interest rate applicable to the term loan is the agent's prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

        The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During fiscal 2005, we were in compliance with these financial covenants.

        As of June 30, 2005, we had $65,580 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee, on the unused portion of the revolving credit facility, ranges from 0.40% to 0.50% per annum. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized to interest expense using the effective interest method over the life of the facility. The unamortized issuance costs are presented under the "Intellectual property and other, net" caption on the balance sheet. During fiscal 2004, $1,640 was expensed related to the early extinguishment of the previous credit facility.

         During fiscal 2005, $516 was expensed for costs incurred related to the amendment of the senior secured credit facility and other financing activities. These expenses are included in the foreign exchange and other classification in the statement of operations.

Other Credit Facilities

         In addition, we have a credit facility in Germany providing for availability of $7,418. Letters of credit issued through this credit facility of $2,461 were outstanding at June 30, 2005. The amount available for borrowing under this facility was $4,957 at June 30, 2005.

         Aggregate maturities of long-term debt are as follows: 2006-$1,376, 2007-$5,998, 2008-$998, 2009-$80,998, 2010-$95,157 and thereafter $350,000. The
2006 maturities consist of the term loan serial maturities of $998 and an excess cash flow payment of $378. Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2005, the amount available for the payment of dividends and/or the acquisition of treasury stock was limited. Under our most restrictive debt agreements the amount available for the payment of dividends and/or the acquisition of treasury stock will depend on our financial results and ability to comply with certain conditions.

         Total cash interest payments for the years ended June 30, 2005, 2004 and 2003 was $44,358, $47,783 and $49,225, respectively.

         We had no off-balance sheet financing except for operating leases as disclosed in Note 10.

NOTE 10: LEASES

Capital Leases

         In October 2001, we entered into capital lease agreements for certain airlaid nonwovens plant equipment. The total cost of the assets covered by these agreements was $4,284. As of June 30, 2005 the accumulated depreciation on these assets was $589. At June 30, 2005, our future minimum lease payments, including interest totaling $302, for these assets were as follows: 2006--$834; 2007--$717; 2008--$449; 2009--$369; 2010--$0. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Operating Leases

        We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $3,371, $3,960 and $4,463 during the years ended June 30, 2005, 2004 and 2003, respectively. The commitments under the operating leases at June 30, 2005 were as follows: 2006--$1,615; 2007--$1,019; 2008--$346; 2009--$115; 2010--$18 and thereafter--$0.

NOTE 11: COMMON STOCKHOLDERS' EQUITY

Stock Compensation Plans

          Our stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant.

         On June 7, 2005, the Compensation Committee of the Board of Directors of Buckeye Technologies Inc. approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of common stock of Buckeye Technologies Inc. that remained unvested at June 30, 2005. Options to purchase 898,150 shares of common stock were subject to this acceleration (see Note 1).

         We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures. We are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter (see Note 1). The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key assumptions used in the option valuation calculations for the options granted in the three years ended June 30, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

                                                         2005             2004             2003
                                                   ---------------------------------------------------
Expected lives                                        5.9 years        7.8 years         5 years*
Expected volatility                                      49%              49%              49%
Risk-free interest rate                                 3.7%             4.1%             3.9%
     * Grant only made to non-employee directors.

     Expected Lives - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. We examine actual stock option exercises to determine the expected life of the options. In general, options granted to non-employee directors have an expected term of 5 years and options granted to employees have an expected term of 8 years. An increase in the expected term will increase compensation expense.

     Expected Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual changes in the market value of our stock to calculate the volatility assumption. We calculate daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

     Risk-Free Interest Rate - This is the average of the U.S. Treasury rates for the month of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

     Dividend Yield - We did not make any dividend payments during the years ended June 30, 2005, 2004 and 2003. We have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

     The following table summarizes information about our stock option plans for the years ended June 30:

                                                 2005                           2004                         2003
                                      ---------------------------     -------------------------    --------------------------
                                                     Weighted-                      Weighted-                    Weighted-
                                                      Average                        Average                      Average
                                                      Exercise                      Exercise                      Exercise
                                         Shares        Price            Shares        Price          Shares        Price
                                      ---------------------------------------------------------------------------------------
Outstanding at beginning of year        5,046,750         $13.35       4,833,950        $13.60      4,842,950         $13.65
Granted at market                         100,000          10.57         845,000         10.72         40,000           6.64
Granted below market                            -              -          36,000          7.60              -              -
Exercised                                (270,800)          8.22        (318,200)         8.04              -              -
Terminated                               (110,800)         13.86        (350,000)        14.64        (49,000)         12.53
                                      ---------------------------     -------------------------    --------------------------
Outstanding at end of year              4,765,150         $13.57       5,046,750        $13.35      4,833,950         $13.60
                                      ===========================     =========================    ==========================
Exercisable at end of year              4,716,350         $13.64       3,638,484        $14.13      3,744,617         $13.91

         Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $5.32, $6.24 and $3.13 per option in 2005, 2004 and 2003, respectively. The weighted-average fair value of the grants below market was $7.19 in 2004.
                                      F-21

         There were 319,200, 308,400, and 839,400 shares reserved for grants of options at June 30, 2005, 2004 and 2003, respectively. The following summary provides information about stock options outstanding and exercisable at June 30, 2005:

                                                    Outstanding                             Exercisable
                                --------------------------------------------------    ------------------------
                                                    Average          Average                          Average
                                                    Exercise     Remaining Life                      Exercise
Exercise Price                      Options          Price           (Years)          Options          Price
------------------------------------------------------------------------------------------------------------------
$ 6.50-$12.00..............          2,445,150        $10.40           6.5           2,396,350         $10.46
$12.01-$18.00..............          2,157,792         16.55           2.9           2,157,792          16.55
$18.01-$24.00..............            162,208         21.81           3.7             162,208          21.81
------------------------------------------------------------------------------------------------------------------
Total                                4,765,150        $13.57           4.8           4,716,350         $13.64
------------------------------------------------------------------------------------------------------------------

         Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because they would have been anti-dilutive, were 4,245,071, 3,801,640, and 4,833,950 for the years ended June 30, 2005, 2004 and 2003, respectively. In addition, during 2004 even those shares that ordinarily would have been included in diluted shares were not, due to the net loss incurred during 2004, as the inclusion of dilutive securities in the denominator for losses would have been anti-dilutive.

Restricted Stock Plan

         In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 treasury shares to fund this plan. We awarded 8,898, 8,019 and 24,578 restricted shares during fiscal years 2005, 2004 and 2003, respectively. At June 30, 2005, 98,356 restricted shares had been awarded since inception of the plan.

Treasury Shares

          The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. No shares were repurchased during 2005, 2004 and 2003. A total of 5,009,300 shares have been repurchased through June 30, 2005.


NOTE 12: COMPUTATION OF EARNINGS PER SHARE

         The calculation of basic and diluted earnings per common share for the years June 30:

                                                              ------------------------------------------
                                                                 2005          2004          2003
                                                              ------------------------------------------
Net income (loss)......................................          $20,204      $(38,190)     $(24,894)
                                                              ==========================================

Weighted-average shares of common stock outstanding....           37,477        37,075        36,965
Effect of diluted shares...............................              121             -             -
                                                              ------------------------------------------
Weighted-average common and common equivalent
     shares outstanding................................           37,598        37,075        36,965
                                                              ==========================================

Earnings (loss) per share before cumulative effect of
     change in accounting
         Basic.........................................            $0.54        $(1.18)       $(0.67)
         Diluted.......................................            $0.54        $(1.18)       $(0.67)

Cumulative effect of change in accounting
         Basic.........................................                -        $ 0.15             -
         Diluted.......................................                -        $ 0.15             -

Earnings (loss) per share
         Basic.........................................            $0.54        $(1.03)       $(0.67)
         Diluted.......................................            $0.54        $(1.03)       $(0.67)

NOTE 13: INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of change in accounting were taxed under the following jurisdictions:

                                                                   Year Ended June 30
                                                         2005                 2004             2003
                                                   ---------------------------------------------------

Domestic....................................               $18,881       $ (76,210)        $ (54,343)
Foreign.....................................                   833           6,103            12,327
                                                   ---------------------------------------------------

Loss before income taxes and cumulative
 effect of change in accounting.............               $19,714       $ (70,107)        $ (42,016)
                                                   ===================================================

Income tax expense (benefit) before cumulative effect of change in accounting:

                                                                   Year Ended June 30
                                                         2005             2004             2003
                                                   ---------------------------------------------------
Current tax expense (benefit):
     Federal................................            $   503            $(2,676)          $(6,630)
     Foreign................................                185              4,695             2,958
     State and other........................                 41               (876)               39
                                                   ---------------------------------------------------
    Current tax expense (benefit)                           729              1,143            (3,633)

Deferred tax expense (benefit):
     Federal................................              7,204            (24,861)          (14,592)
     Foreign................................             (2,724)            (1,057)            1,972
     State and other........................                515             (1,422)             (869)
                                                   ---------------------------------------------------
     Deferred tax expense...................              4,995            (27,340)          (13,489)

Change in tax reserves                                   (6,214)                 -                 -
                                                   ===================================================
Income tax benefit..........................             $ (490)          $(26,197)         $(17,122)
                                                   ===================================================

         The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income (loss) before income taxes and the cumulative effect of the change in accounting is reconciled as follows:

                                                                     Year Ended June 30
                                                   2005                          2004                     2003
                                         ----------------------------------------------------------------------------
Expected tax expense (benefit)..............$ 6,900      35.0%       $(24,537)     35.0%       $(14,706)    35.0%
Extraterritorial income exclusion........... (1,034)     (5.2)         (1,155)      1.6          (1,171)     2.8
Effect of foreign operations................   (809)     (7.6)           (713)      1.0          (1,046)     2.5
Change in tax reserves...................... (6,214)    (31.5)              -         -               -        -
Change in valuation allowance...............  1,145       9.3           1,746      (2.5)          1,529     (3.6)
Currency translation adjustment............. (1,042)     (5.3)              -          -              -         -
State taxes and other, net..................    564       2.8          (1,538)      2.3          (1,728)     4.1
                                         ----------------------------------------------------------------------------
Income tax benefit.......................... $ (490)     (2.5)%      $(26,197)     37.4%       $(17,122)    40.8%
                                         ============================================================================

         During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes. Excluding this benefit, our effective tax rate for 2005 would have been approximately 25%. The additional improvement in our effective tax rate in 2005 was the result of a number of factors including:

        o We continue to receive benefits from the extraterritorial income exclusion. Although the dollar magnitude of the benefit declined slightly in fiscal 2005, it had a more significant impact on the effective rate due to the absolute value of our earnings before taxes.

        o A favorable foreign currency translation adjustment of $2,977 was recorded on the impairment of the long-lived assets at our Glueckstadt facility. The taxable loss in Germany was higher since it did not include this adjustment, resulting in a tax benefit of $1,042.

        o We recorded a tax benefit of $733 resulting from a net change in our contingency reserves.

         Effective for transactions occurring after September 30, 2000 the Internal Revenue Service enacted the Extraterritorial Income Exclusion. The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In order to comply with international trade rules, the American Jobs Creation Act of 2004 repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which will be completed in calendar 2007. For transactions during calendar years 2005 and 2006, the income exclusion will be 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2005 due to this phase-out and will continue to decrease through the final phase-out during fiscal 2007.

         In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a tax deduction for domestic manufacturers. The deduction will be phased in during fiscal years 2006 through 2010. We are in the process of evaluating the potential impact of this deduction to our business. The benefit from this deduction in calendar 2005 is expected to be immaterial. In addition, the Act also provides a temporary incentive for US multinationals to repatriate certain foreign earnings at an effective tax rate of 5.25%. Based on our assessment of the repatriation provision, we do not plan on repatriating additional funds and will continue our current policy of permanently reinvesting all foreign earnings.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

                                                     June 30
                                             2005                2004
                                      ----------------------------------
Deferred tax liabilities:
   Property, plant and
     equipment.............                $ (87,580)         $(74,808)
   Inventory...............                     (467)           (1,382)
   Other...................                  (18,231)          (14,090)
                                      ----------------------------------
Total deferred tax liabilities              (106,278)          (90,280)

Deferred tax assets:
   Postretirement benefits.                    7,036             7,081
   Inventory costs.........                      943             1,457
   Net operating losses....                   50,933            38,233
   Nondeductible reserves..                    2,687             2,452
   Credit carryforwards....                   10,510            10,243
   Other...................                    8,906             8,306
                                      ----------------------------------
Total deferred tax assets..                   81,015            67,772
Valuation allowances.......                   (5,813)           (4,125)
                                      ----------------------------------
Deferred tax assets, net of
  valuation allowances.....                   75,202            63,647
                                      ----------------------------------
Net deferred tax liability.                $ (31,076)         $(26,633)
                                      ==================================

         The valuation allowances at June 30, 2005 and 2004 relate specifically to net operating losses in certain state and foreign operations. Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2005 will be fully utilized after consideration of the valuation allowance recorded.

         We paid cash income taxes of $3,075 and $3,828 during the year ended June 30, 2005 and 2004, respectively. We received a net refund of $18,594 during the year ended June 30, 2003.

         At June 30, 2005, we have foreign net operating loss carryforwards of approximately $60,505, which have no expiration date and federal and state net operating loss carryforwards of approximately $108,861 and $117,105, respectively which expire between 2017 and 2025. Additionally, we have a minimum tax carryforward of $6,648 at June 30, 2005 which has an indefinite life.

NOTE 14: DERIVATIVES
         We are exposed to certain market risks as a part of our ongoing business operations and use derivative financial instruments, where appropriate, to manage these risks. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments. Examples of underlying instruments are currencies, commodities and interest rates.

         With the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," in 2001, we record the fair value of all outstanding derivatives in other assets or other liabilities. Gains and losses related to non-designated instruments or the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

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

         In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. The arrangement was considered a hedge of a specific borrowing, and differences paid and received under the arrangement were recognized as adjustments to interest expense. This agreement, which was accounted for as a fair value hedge, decreased interest expense by $571 and $1,848 for the years ended June 30, 2005 and 2004, respectively. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2005 and 2004 the unamortized portion of the termination fee was recorded as an increase in debt of $3,024 and $3,595, respectively.

         In order to minimize market exposure, at times we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of natural gas over a period of generally less than one year. There were no natural gas contracts outstanding at June 30, 2005 or June 30, 2004 requiring fair value treatment.

         We may be exposed to losses in the event of nonperformance of counterparties but do not anticipate such nonperformance.

NOTE 15: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         We have defined contribution retirement plans covering U.S. employees. We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. During fiscal 2005 we implemented an additional retirement plan for U.S. employees. We match employees' voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings. Contribution expense for the retirement plans for the years ended June 30, 2005, 2004 and 2003 was $6,743, $5,744 and $5,824, respectively.

Postretirement Healthcare Plans

         We also provide medical, dental, and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans. Our current policy is to fund the cost of these benefits as payments to participants as required. We have established cost maximums to more effectively control future medical costs. Effective July 1, 2002, we amended our postretirement medical plan to among other things reduce the level of cost maximums per eligible employee. Effective January 1, 2006, Medicare eligible retirees age 65 or older will not continue coverage under the self-funded plan. Instead they will be provided a subsidy towards the purchase of supplemental insurance. This amendment reduces the accumulated postretirement benefit obligation by $4,089. The benefit will be amortized over 7.75 years.

         The components of net periodic benefit costs are as follows:

                                                                       Year Ended June 30
                                                            2005              2004              2003
                                                      -----------------------------------------------------
Service cost for benefits earned............                    $ 703           $   753            $   660
Interest cost on benefit obligation.........                    1,432             1,252              1,132
Amortization of unrecognized prior service credit              (1,125)           (1,125)            (1,125)
(Gain)/loss.................................                      389               335                 96
                                                      -----------------------------------------------------
Total cost..................................                   $1,399            $1,215            $   763
                                                      =====================================================

                                      F-25

         The following table provides a reconciliation of the changes in the plans' benefit obligations over the two-year period ending June 30, 2005, and a statement of the plans' funded status as of June 30, 2005 and 2004:

                                                                                        June 30
                                                                                2005              2004
                                                                       -----------------------------------
  Change in benefit obligation:
       Obligation at beginning of year..........................              $ 22,541           $20,361
       Service cost.............................................                   703               753
       Interest cost............................................                 1,432             1,252
       Participant contributions................................                   320               235
       Actuarial loss...........................................                 2,927             1,231
       Benefits paid............................................                (1,267)           (1,291)
       Amendment................................................                (4,089)                -
                                                                       -----------------------------------
       Underfunded status at end of year........................                22,567            22,541

       Unrecognized prior service credit........................                 6,605             3,641
       Unrecognized loss........................................                (9,943)           (7,407)
       Other....................................................                 1,358             1,184
                                                                       -----------------------------------
  Net amount recognized in the consolidated balance sheet.......              $ 20,587           $19,959
                                                                       ===================================

        The amount recognized in the consolidated balance sheets as of June 30, 2005 and 2004 includes $1,381 and $1,028, respectively which is classified in accrued expenses as the amount of benefits expected to be paid in fiscal year 2006 and 2005, respectively. Expected annual benefit payments net of retiree contributions are as follows: 2006 - $1,381; 2007 - $1,572; 2008 - $1,665;
2009 - $1,709; 2010 - $1,697; and 2011 through 2015 - $9,117.  The measurement date used to perform the benefit obligation analysis was May 1, 2005.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 10.0% for 2006 and is assumed to decrease gradually to 5.0% in 2011 and remain level thereafter. Due to the benefit cost limitations in the plan, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

         Weighted average actuarial discount rate assumptions for our U.S. postretirement healthcare plan, which comprise substantially all of our projected benefit obligation, are as follows:

                                2005          2004           2003
                            -----------------------------------------
     Discount rate              5.75%         6.50%         6.25%

         We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate. Due to the long-term nature of these indexes they have a similar maturity to expected benefit payments.

         The Medicare Modernization Act will provide prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, there is no impact on our plan as a result of the Medicare Modernization Act.

NOTE 16: SIGNIFICANT CUSTOMER

         Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2005, 2004 and 2003 were 14%, 16% and 20%, respectively, of total net sales. Slightly more than half of these sales were generated by our nonwoven materials segment with the balance derived from the specialty fibers segment.

NOTE 17: SEGMENT INFORMATION

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

                                                 Specialty       Nonwoven
                                                  Fibers        Materials        Corporate        Total
------------------------------------------------------------------------------------------------------------
Net sales                             2005          $513,588        $226,492        $(27,298)     $712,782
                                      2004           461,360         217,641         (22,088)      656,913
                                      2003           466,524         195,860         (21,302)      641,082
------------------------------------------------------------------------------------------------------------
Operating income (loss)               2005            64,148          12,963         (19,510)       57,601
                                      2004            28,198           7,580         (54,857)      (19,079)
                                      2003            41,935           3,978         (41,417)        4,496
------------------------------------------------------------------------------------------------------------
Depreciation and amortization         2005            28,159          16,904           3,388        48,451
   of intangibles                     2004            27,662          17,150           3,321        48,133
                                      2003            29,344          16,096           3,589        49,029
------------------------------------------------------------------------------------------------------------
Total assets                          2005           467,736         285,338         196,663       949,737
                                      2004           464,294         297,864         208,665       970,823
                                      2003           516,118         360,574         233,963     1,110,655
------------------------------------------------------------------------------------------------------------
Capital expenditures                  2005            39,356           3,690           2,283        45,329
                                      2004            28,909           2,662             300        31,871
                                      2003            24,670           3,194             560        28,424
------------------------------------------------------------------------------------------------------------

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring. Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were to third parties, that is, at current market prices. Certain partially impaired assets are included in the total assets for the reporting segments, but the associated asset impairment charges are included in the corporate category. These asset impairment charges and the segments they relate to are discussed further in Note 4. Corporate assets primarily include cash, goodwill and intellectual property.

         Operating income in 2004 for specialty fibers, includes $9,582 of expense related to an extended maintenance shutdown at our Perry, Florida facility. This shutdown was the first in five years. Historically, we accrued expenses related to extended maintenance shutdowns; however, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. Fiscal 2003 includes $1,381 of extended maintenance shutdown expense that was accrued in advance. See Note 3 of the Consolidated Financial Statements for further discussion.

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

                                               Year Ended June 30
                                    2005              2004              2003
                               ------------------------------------------------
Chemical cellulose.........         32%               32%               30%
Customized fibers..........         18%               17%               17%
Fluff pulp.................         18%               18%               22%
Nonwoven materials.........         32%               33%               31%
                               -------------------------------------------------
                                   100%              100%              100%
                               =================================================

         We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil. The following provides a summary of net sales to unaffiliated customers, based on point of origin, and long-lived assets by geographic areas:

                                                   Year Ended June 30
                                        2005              2004              2003
                                  ---------------------------------------------------
Net sales:
      United States........           $503,367          $436,722          $442,643
      Germany..............            133,088           129,426           116,828
      Other................             76,327            90,765            81,611
                                  ---------------------------------------------------
Total net sales............           $712,782          $656,913          $641,082
                                  ===================================================

Long-lived assets:
       United States.......          $482,113          $489,019          $465,967
       Canada..............           125,099           118,639           123,349
       Germany.............            59,294            76,572            76,754
       Other...............            36,727            24,597            87,645
                                  --------------------------------------------------
Total long-lived assets....          $703,233          $708,827          $753,715
                                  ==================================================

         For the year ended June 30, 2005, our net sales by destination were concentrated in the following geographic markets: North America - 42%, Europe - 38%, Asia - 10%, South America - 4% and Other - 6%.

NOTE 18: RESEARCH AND DEVELOPMENT EXPENSES
         Research and development costs of $8,785, $9,457 and $9,291 were charged to expense as incurred for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 19: COMMITMENTS

         Under two separate agreements expiring at various dates through December 31, 2010, we are required to purchase certain timber from specified tracts of land that is available for harvest. The contract price under the terms of these agreements is either at the then current market price or at fixed prices as stated in the contract. At June 30, 2005, estimated annual purchase obligations were as follows: 2006--$13,000; 2007--$12,500; 2008--$12,500;
2009--$13,000; 2010--$13,500 and thereafter--$7,000. Purchases under these agreements for the years ended June 30, 2005, 2004 and 2003 were $13,672, $9,166 and $13,450, respectively.

         During fiscal 2005 we began the process of upgrading our specialty fibers facility in Americana, Brazil. We spent approximately $11,300 on the facility improvements during fiscal 2005 and we plan on completing the project during the first six months of fiscal 2006. We expect the total cost of the facility will be approximately $26,000.


NOTE 20: CONTINGENCIES

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

         The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection ("FDEP"), approved by the U. S. Environmental Protection Agency ("the EPA") in 1995, we agreed to a comprehensive plan to attain Class III ("fishable/swimmable") status for the Fenholloway River under applicable Florida law (the "Fenholloway Agreement"). The Fenholloway Agreement requires us, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement. In making these in-plant process changes, we incurred significant expenditures, and, as discussed in the following paragraph, we expect to incur significant additional capital expenditures to comply with the remaining obligations under the Fenholloway Agreement.

         The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point. The studies' focus was to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and the anticipated the EPA "cluster rules" applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant. While these studies were being conducted, implementation of the non in-plant process changes required by the Fenholloway Agreement was deferred. The studies have been completed, and the EPA provided comments to FDEP on the steps that would be required to overcome the EPA's objections to the draft NPDES permit. In August 2005 FDEP redrafted the Buckeye NPDES permit to address the EPA's comments, and the draft permit is now undergoing public comment prior to formal Notice of Intent to Issue Permit. The redrafted permit recognizes that the in-plant process changes already completed and the additional process changes planned as part of the draft NPDES permit will satisfy the EPA's cluster rule requirements applicable to dissolving kraft pulp mills. Based on the requirements of the draft permit, we expect to incur additional capital expenditures of approximately $60 million over several years, possibly beginning as early as fiscal year 2007. The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued, whether members of the public who are substantially affected by the permit request a hearing on the proposed permit, and whether any hearing results in changes to the draft permit.

         The EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all applicable water quality standards) under the Clean Water Act for certain pollutants. While the permitting proceedings discussed above are expected to address these water-quality issues, additional costs could be imposed for additional water treatment as a result of that listing of the Fenholloway River as impaired.

         The EPA has issued air emission standards applicable to the Foley Plant. In addition, the EPA has issued boiler air emission standards that are applicable to the Foley Plant. It is not possible to accurately estimate the cost of future compliance, but it is possible that substantial capital expenditures could be required sometime after fiscal year 2007, which could have a material adverse effect on our business, results of operations or financial condition.

         We are involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial position or results of operations.

NOTE 21: FAIR VALUES OF FINANCIAL INSTRUMENTS

         For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair value of our long-term public debt is based on an average of the bid and offer prices at short maturities. The fair value of the credit facilities approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2005 were $538,984 and $535,568, respectively and at June 30, 2004 were $606,748 and $604,045, respectively.

NOTE 22: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        First Quarter      Second Quarter       Third Quarter       Fourth Quarter
                                       ------------------------------------------------------------------------------
Year ended June 30, 2005

Net sales....................                 $167,323            $180,622            $180,910             $183,927
Gross margin.................                   29,629              31,147              30,210               29,070
Operating income.............                   18,104               7,423              17,905               14,169
Net income...................                    4,415               2,913               4,094                8,782
Earnings per share
    Basic....................                    $0.12               $0.08               $0.11                $0.23
    Diluted..................                    $0.12               $0.08               $0.11                $0.23

Year ended June 30, 2004

Net sales....................                 $155,831            $160,279            $172,761             $168,042
Gross margin.................                   21,591               8,131              21,730               25,989
Operating income (loss)......                   10,401              (9,019)            (32,312)              11,851
Income (loss) before cumulative
   effect of change in accounting               (2,664)            (15,151)            (27,505)               1,410
Cumulative effect of change in
  accounting for  planned
  maintenance costs                              5,720                   -                   -                    -
Net income (loss)............                    3,056             (15,151)            (27,505)               1,410
Earnings (loss) per share before
   cumulative effect of change in
   accounting
    Basic and diluted........                    (0.07)              (0.41)              (0.74)                0.04
Earnings (loss) per share
    Basic and diluted........                     0.08               (0.41)              (0.74)                0.04

(1) The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

(2) During the second quarter of fiscal 2005, we incurred impairment charges of $12,010 related to the announced closure of our Glueckstadt, Germany facility. See Note 4 for further information.

(3) During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes. We also recorded an additional tax benefit of $733 resulting from a net change in our contingency reserves.

(4) During fiscal 2004, we incurred $9,582 of expense related to planned maintenance activities. The majority of these expenses were incurred during the second quarter.

(5) During the third quarter of fiscal 2004, we incurred impairment charges of $43,891 related to the announced closure of our Cork, Ireland facility. See Note 4 for further information.

(6) During the fourth quarter of 2004, we recorded a tax benefit of $773 resulting from changes in estimates used in our prior year end tax provision to the actual amounts utilized in filing our 2003 tax return.


NOTE 23: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  ------------------------------------------------------------------------------
Net sales...................................           $105,112        $426,330       $210,634         $(29,294)       $712,782
Cost of goods sold..........................             86,203         350,516        185,078          (29,071)        592,726
                                                  ------------------------------------------------------------------------------
Gross margin................................             18,909          75,814         25,556             (223)        120,056

Selling, research and administrative
   expenses, and other......................             12,219          24,629          8,702                -          45,550
Restructuring and impairment costs..........                  -             166         16,739                -          16,905
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              6,690          51,019            115             (223)         57,601

Other income (expense):
    Net interest expense and
      amortization of debt..................            (44,997)            118            680                -         (44,199)
    Other income/(expense), including equity
       income in affiliates.................             29,751              20          6,948          (30,407)          6,312
    Intercompany interest income/(expense)..             29,727         (22,817)        (6,910)               -               -
                                                  -------------------------------------------------------------------------------

    Income/(loss) before income taxes ......             21,171          28,340            833          (30,630)         19,714

Income tax expense/(benefit)................                967          10,514           (332)         (11,639)           (490)
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $ 20,204        $ 17,826        $ 1,165         $(18,991)       $ 20,204
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Year ending June 30, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 88,914        $370,399       $224,150         $(26,550)       $656,913
Cost of goods sold..........................             71,623         330,153        203,521          (25,825)        579,472
                                                  -------------------------------------------------------------------------------
Gross margin................................             17,291          40,246         20,629             (725)         77,441

Selling, research and administrative
  expenses, and other.......................             14,753          22,022          7,892                -          44,667
Restructuring and impairment costs..........              1,596           4,533         45,724                -          51,853
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................                942          13,691        (32,987)            (725)        (19,079)

Other income (expense):
    Net interest expense and
      amortization of debt..................            (45,554)           (294)          (513)               -         (46,361)
    Other income/(expense), including equity
       income in affiliates.................            (49,884)            279            198           44,740          (4,667)
    Intercompany interest income/(expense)..             32,135         (23,646)        (8,489)               -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes and
    cumulative effect of change in accounting           (62,361)         (9,970)       (41,791)          44,015         (70,107)

Income tax expense (benefit)................            (24,171)         (4,179)       (14,907)          17,060         (26,197)
                                                  -------------------------------------------------------------------------------

Income/(loss) before cumulative effect
   of change in accounting..................            (38,190)         (5,791)       (26,884)          26,955         (43,910)

Cumulative effect of change in accounting
   (net of tax).............................                  -           5,720              -                -           5,720
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $(38,190)         $  (71)      $(26,884)        $ 26,955       $ (38,190)
                                                  ===============================================================================

STATEMENTS OF OPERATIONS
Year ending June 30, 2003

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 81,433        $382,630       $202,046         $(25,027)       $641,082
Cost of goods sold..........................             62,923         340,278        179,079          (24,059)        558,221
                                                  -------------------------------------------------------------------------------
Gross margin................................             18,510          42,352         22,967             (968)         82,861

Selling, research and administrative
   expenses, and other                                   10,850          26,634          2,742                -          40,226
Restructuring and impairment costs..........              5,189          31,889          1,061                -          38,139
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              2,471         (16,171)        19,164             (968)          4,496

Other income (expense):
    Net interest expense and
      amortization of debt..................            (43,165)           (337)        (2,962)               -         (46,464)
    Other income/(expense), including equity
       income in affiliates.................            (34,782)            121            979           33,634             (48)
    Intercompany interest income/(expense)..             28,621         (19,810)        (8,811)               -               -
                                                  -------------------------------------------------------------------------------

Income/(loss) before income taxes...........            (46,855)        (36,197)         8,370           32,666         (42,016)

Income tax expense/(benefit)................            (21,961)        (15,332)         4,860           15,311         (17,122)
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $(24,894)      $ (20,865)       $ 3,510         $ 17,355        $(24,894)
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2005


                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................           $    860        $    151       $  8,915      $         -        $  9,926
  Accounts receivable, net..................             16,147          70,636         31,432                -         118,215
  Inventories...............................             21,745          57,932         28,997             (779)        107,895
  Other current assets......................              4,521           3,995          1,952                -          10,468
  Intercompany accounts receivable..........                  -          22,741              -          (22,741)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     43,273         155,455         71,296          (23,520)        246,504

Property, plant and equipment, net..........             55,720         342,455        127,756                -         525,931
Goodwill and intangibles, net...............             20,962          53,827         92,217                -         167,006
Intercompany notes receivable...............            333,295               -              -         (333,295)              -
Other assets, including investment in
   subsidiaries.............................            301,239         323,095        113,840         (727,878)         10,296
                                                  -------------------------------------------------------------------------------
Total assets                                           $754,489        $874,832       $405,109      $(1,084,693)       $949,737
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................           $  7,213        $ 20,841       $  9,172      $         -        $ 37,226
  Other current liabilities.................             20,450          18,094         11,918                -          50,462
  Intercompany accounts payable.............             20,179               -          2,562          (22,741)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                47,842          38,935         23,652          (22,741)         87,688

Long-term debt..............................            535,539               -              -                -         535,539
Deferred income taxes.......................            (43,918)         62,764         15,814                -          34,660
Other long-term liabilities.................              6,822          14,081          1,358                -          22,261
Intercompany notes payable..................                  -         212,620        120,675         (333,295)              -
Stockholders'/invested equity...............            208,204         546,432        243,610         (728,657)        269,589
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $754,489        $874,832       $405,109      $(1,084,693)       $949,737
                                                  ===============================================================================

BALANCE SHEETS
As of June 30, 2004


                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                      Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................           $ 14,746        $    103       $ 12,386      $         -        $ 27,235
  Accounts receivable, net..................             15,502          58,631         38,234                -         112,367
  Inventories...............................             21,770          51,722         34,503             (556)        107,439
  Other current assets......................             14,156           5,008         (4,209)               -          14,955
  Intercompany accounts receivable..........                  -          22,604          6,109           (28,713)             -
                                                   ------------------------------------------------------------------------------
Total current assets                                     66,174         138,068         87,023          (29,269)        261,996

Property, plant and equipment, net..........             54,042         347,782        135,808                -         537,632
Goodwill and intangibles, net...............             21,012          55,241         83,114                -         159,367
Intercompany notes receivable...............            369,279               -              -         (369,279)              -
Other assets, including investment in
   Subsidiaries.............................            290,493         330,210        114,164          (723,039)        11,828
                                                  -------------------------------------------------------------------------------
Total assets                                           $801,000        $871,301       $420,109      $(1,121,587)       $970,823
                                                  ===============================================================================
Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 5,860         $16,118        $ 5,152      $         -         $27,130
  Other current liabilities.................             39,241          17,390         11,058                -          67,689
  Intercompany accounts payable.............             17,063               -         11,650          (28,713)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                62,164          33,508         27,860          (28,713)         94,819

Long-term debt..............................            585,076           2,000              -                -         587,076
Deferred income taxes.......................            (40,480)         61,732          9,036                -          30,288
Other long-term liabilities.................              5,385          14,657          9,253                -          29,295
Intercompany notes payable..................                  -         236,883        132,396         (369,279)              -
Stockholders'/invested equity...............            188,855         522,521        241,564         (723,595)        229,345
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $801,000        $871,301       $420,109      $(1,121,587)       $970,823
                                                  ===============================================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations             $ 20,746         $ 50,824      $  7,051         $ 78,621

Investing activities:
Purchases of property, plant and equipment              (6,354)         (25,330)      (13,645)         (45,329)
Other.......................................                 -             (550)       13,631           13,081
                                                  ---------------------------------------------------------------
Net cash used in investing activities                   (6,354)         (25,880)          (14)         (32,248)

Financing activities
Net borrowings (payments) under
    revolving line of credit................               400                -             -              400
Payments for debt issuance and
    extinguishment..........................                (5)              -              -               (5)
Net borrowings (payments) on long-term
     debt and other.........................           (28,673)         (24,896)      (11,721)         (65,290)
                                                  ---------------------------------------------------------------
Net cash provided by (used in)
     financing activities                              (28,278)         (24,896)      (11,721)         (64,895)

Effect of foreign currency rate fluctuations
     on cash................................                 -               -          1,213            1,213
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and cash
    equivalents                                        (13,886)              48        (3,471)         (17,309)
Cash and cash equivalents at beginning
     of period                                          14,746              103        12,386           27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period            $    860         $    151      $  8,915         $  9,926
                                                  ===============================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  --------------------------------------------------------------
Net cash provided by (used in) operations             $  3,925        $ (5,806)      $ 67,537         $ 65,656

Investing activities:
Purchases of property, plant and equipment              (6,524)        (22,971)        (2,376)         (31,871)
Other.......................................                 -            (377)             3             (374)
                                                  --------------------------------------------------------------
Net cash used in investing activities                   (6,524)        (23,348)        (2,373)         (32,245)

Financing activities
Net payments under revolving line of credit           (209,124)              -        (14,902)        (224,026)
Payments for debt issuance and
    Extinguishment..........................            (9,070)              -              -           (9,070)
Net issuance of  (payments on) long-term
    debt and other..........................           209,464           24,908       (58,153)         176,219
                                                  --------------------------------------------------------------
Net cash provided by (used in)
     financing activities                               (8,730)          24,908       (73,055)         (56,877)

Effect of foreign currency rate fluctuations
     on cash................................                 -               -            724              724
                                                  --------------------------------------------------------------

Decrease in cash and cash equivalents                  (11,329)         (4,246)        (7,167)         (22,742)
Cash and cash equivalents at beginning
     of period                                          26,075           4,349         19,553           49,977
                                                  --------------------------------------------------------------
Cash and cash equivalents at end of period            $ 14,746        $    103       $ 12,386         $ 27,235
                                                  ==============================================================

STATEMENTS OF CASH FLOWS
Year ending June 30, 2003

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  --------------------------------------------------------------
Net cash provided by (used in) operations              $ (1,681)      $ 37,614       $ 19,273         $ 55,206

Investing activities:
Purchases of property, plant and equipment..             (3,037)       (21,840)        (3,547)         (28,424)
Redemptions of short term investments.......              8,863              -              -            8,863
Other.......................................                  -           (926)            54             (872)
                                                  --------------------------------------------------------------
Net cash provided by (used in) investing
  Activities                                              5,826        (22,766)        (3,493)         (20,433)

Financing activities
Net borrowings (payments) under revolving
    lines of credit.........................             (6,000)             -        (13,923)         (19,923)
Payments for debt issuance costs............               (256)             -           (415)            (671)
Net issuance of  (payments on) long-term
    debt and other..........................             (8,257)       (11,857)        (2,425)         (22,539)
                                                  --------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                         (14,513)       (11,857)       (16,763)         (43,133)

Effect of foreign currency rate fluctuations
     on cash................................                  -              -          2,331            2,331
                                                  --------------------------------------------------------------

Increase (decrease) in cash and cash
     equivalents                                        (10,368)         2,991          1,348           (6,029)
Cash and cash equivalents at beginning
     of period                                           36,443          1,358         18,205           56,006
                                                  --------------------------------------------------------------
Cash and cash equivalents at end of period             $ 26,075       $  4,349       $ 19,553         $ 49,977
                                                  ==============================================================

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the consolidated financial statements of Buckeye Technologies Inc. as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, and have issued our report thereon dated September 7, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        /s/ Ernst & Young LLP

Memphis, Tennessee
September 7, 2005

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                        Column B       Column C         Column D          Column E
                                                    -----------------------------------------------------------------

                                                        Balance                                           Balance
                                                           at          Additions                             at
                                                       Beginning        Charged                             End
                                                           of             to                                 of
                    Description                          Period        Expenses        Deductions          Period
---------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
Year ended June 20, 2005                                   $4,240         $1,372      $    (10) (a)          $5,602
                                                            =====          =====       =========               =====

Year ended June 30, 2004                                   $  721         $4,010      $   (491) (a)          $4,240
                                                           ======          =====       ========               =====

Year ended June 30, 2003                                   $1,947        $   296       $(1,522) (a)          $   721
                                                            =====         ======        =======               ======


Reserve for maintenance shutdowns
Year ended June 30, 2005                                   $    -       $      -       $     -               $     -

Year ended June 30, 2004                                   $9,881       $      -       $  9,881 (b)          $     -
                                                            =====      =========        =======               ======

Year ended June 30, 2003                                   $7,699         $4,234       $(2,052) (b)          $ 9,881
                                                            =====          =====        =======               ======


Accrual for restructuring
Year ended June 20, 2005                                   $2,134         $4,579       $(4,242) (c)          $2,471
                                                            =====          =====        =======               =====

Year ended June 30, 2004                                   $1,624         $5,945       $(5,435) (c)          $2,134
                                                            =====          =====        =======               =====

Year ended June 30, 2003                                   $  601         $1,636       $  (613) (c)          $1,624
                                                           ======         ======        =======               =====

Deferred tax assets valuation allowance
Year ended June 30, 2005                                   $4,125         $1,145       $   543  (d)          $5,813
                                                           ======         ======        =======              ======

Year ended June 30, 2004                                   $2,439         $1,746       $   (60) (d)          $4,125
                                                           ======         ======        ========             ======

Year ended June 30, 2003                                    $ 910         $1,529       $      -              $2,439
                                                            =====         ======        ========             ======

(a) Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims. Quality claims are recorded as reduction in sales
(b) Payments made during plant shutdowns were $9,881 in 2004 and $732 in 2003. An adjustment of $53 was made in 2003. Effective July 1, 2003, we changed our method of accounting for planned maintenance activities from the accrue in advance method to the direct expense method. For further discussion of this change, see Note 3 of the Consolidated Financial Statements.
(c) Severance payments, lease cancellations, relocation expenses, and miscellaneous other expenses. (d) Impact of change in exchange rate between Brazilian reals and US dollars.