Form 10-Q
period 2005-09-30
BUCKEYE TECHNOLOGIES INC
filed 2005-10-26
CIK 899597

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

                For the quarterly period ended September 30, 2005

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

As of October 21, 2005, there were outstanding 37,587,664 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                                             PART I - FINANCIAL INFORMATION
       1. Financial Statements:
              Condensed Consolidated Statements of Operations for the Three Months Ended
                    September 30, 2005 and 2004...........................................................        3
              Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005............        4
              Condensed Consolidated Statements of Cash Flows for the Three Months Ended                          5
                    September 30, 2005 and 2004...........................................................
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       20
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       31
       4.     Controls and Procedures.....................................................................       31

                                              PART II - OTHER INFORMATION
       6.     Exhibits....................................................................................       32

                                                       SIGNATURES                                                33


Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                                              Three Months Ended
                                                                                                 September 30
                                                                                    ---------------------------------------
                                                                                          2005                  2004
                                                                                    ---------------------------------------
Net sales..............................................................                   $165,456              $167,323
Cost of goods sold.....................................................                    141,263               137,694
                                                                                    ---------------------------------------
Gross margin...........................................................                     24,193                29,629

Selling, research and administrative expenses..........................                     11,406                 9,726
Restructuring costs....................................................                      1,951                 1,196
Amortization of intangibles and other..................................                        531                   603
                                                                                    ---------------------------------------
Operating income.......................................................                     10,305                18,104

Net interest expense and amortization of debt costs....................                    (10,184)              (11,278)
Loss on early extinguishment of debt...................................                       (151)                    -
Foreign exchange and other.............................................                       (368)                  (33)
                                                                                    ---------------------------------------

Income (loss) before income taxes......................................                       (398)                6,793
Income tax expense (benefit)...........................................                       (109)                2,378
                                                                                    ---------------------------------------

Net income (loss)......................................................                     $ (289)            $   4,415
                                                                                    =======================================

Earnings (loss) per share
            Basic......................................................                     $(0.01)               $ 0.12
            Diluted....................................................                     $(0.01)               $ 0.12

Weighted average shares for basic earnings per share...................                     37,588                37,312
                                                                                    =======================================
Adjusted weighted average shares for diluted earnings per share........                     37,588                37,458

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                    September 30       June 30
                                                                         2005            2005
                                                                   --------------------------------
                                                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents...........................                $11,810         $ 9,926
      Accounts receivable, net............................                106,432         118,215
      Inventories.........................................                123,632         107,895
      Deferred income taxes and other.....................                 11,683          10,468
                                                                   --------------------------------
                    Total current assets..................                253,557         246,504

Property, plant and equipment.............................                956,626         902,970
Less accumulated depreciation.............................               (417,296)       (377,039)
                                                                   --------------------------------
                                                                          539,330         525,931
Goodwill..................................................                143,065         139,430
Intellectual property and other, net......................                 36,694          37,872
                                                                   --------------------------------
      Total assets........................................               $972,646        $949,737
                                                                   ================================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable..............................               $ 35,715        $ 37,226
      Accrued expenses....................................                 58,978          48,401
         Current portion of capital lease obligation......                    699             685
      Current portion of long-term debt...................                    998           1,376
                                                                   --------------------------------
                  Total current liabilities...............                 96,390          87,688

Long-term debt............................................                543,299         535,539
Accrued postretirement benefits...........................                 19,393          19,206
Deferred income taxes.....................................                 32,882          34,660
Capital lease obligation..................................                  1,202           1,382
Other liabilities.........................................                  1,978           1,673
Stockholders' equity......................................                277,502         269,589
                                                                   --------------------------------
      Total liabilities and stockholders' equity..........               $972,646        $949,737
                                                                   ================================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                               Three Months Ended

                                                                                   September 30
                                                                         --------------------------------
                                                                               2005          2004
                                                                         --------------------------------
Operating activities
Net income (loss).................................................             $ (289)       $  4,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation...............................................              11,589         11,393
       Amortization ..............................................                 831            922
       Loss on early extinguishment of debt.......................                 151              -
       Deferred income taxes and other............................              (1,639)         1,813
       Changes in operating assets and liabilities:
           Accounts receivable....................................              12,199          2,059
           Inventories............................................             (15,257)        (6,093)
           Other assets...........................................              (1,094)           837
           Accounts payable and other current liabilities.........               8,288          5,651
                                                                         --------------------------------
Net cash provided by operating activities.........................              14,779         20,997

Investing activities
    Purchases of property, plant and equipment....................             (20,280)        (4,970)
    Other.........................................................                (178)            84
                                                                         --------------------------------
Net cash used in investing activities.............................             (20,458)        (4,886)

Financing activities
    Net borrowings under lines of credit..........................              23,100              -
    Payments on long-term debt and other..........................             (15,794)       (20,230)
    Net proceeds from sale of equity interests and other..........                   -            244
                                                                         --------------------------------
Net cash provided by (used in) financing activities...............               7,306        (19,986)
Effect of foreign currency rate fluctuations on cash..............                 257            476
                                                                         --------------------------------
Increase (decrease) in cash and cash equivalents..................               1,884         (3,399)
Cash and cash equivalents at beginning of period..................               9,926         27,235
                                                                         --------------------------------
Cash and cash equivalents at end of period........................             $11,810        $23,836
                                                                         ================================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)

NOTE 1:  BASIS OF PRESENTATION

         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

Translation adjustment

         Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into U.S. dollars at the rate of exchange in effect at September 30, 2005. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 123 (revised 2004), Share-Based Payments ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard was effective for our reporting period ending September 30, 2005. SFAS 123(R) allowed several adoption alternatives, including retroactively applying the standard, or applying it prospectively. We have adopted this standard using the modified prospective basis. See Note 9 of these interim financial statements for further information.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs--an Amendment of ARB No. 43, Chapter 4 ("SFAS 151"), which is the result of the FASB's efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for our reporting period ending on September 30, 2005. The adoption of SFAS 151 did not have a material impact on our results of operations.

NOTE 3:  SEGMENT INFORMATION

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

Three Months Ended                                    Specialty      Nonwoven
September 30                                            Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                    2005      $114,561          $57,326     $(6,431)     $165,456
                                             2004       118,046           55,922      (6,645)      167,323
------------------------------------------------------------------------------------------------------------
Operating income (loss)                      2005        10,163            2,560      (2,418)       10,305
                                             2004        16,898            3,568      (2,362)       18,104
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of             2005         7,274            4,038         845        12,157
    Intangibles                              2004         6,961            4,223         866        12,050
------------------------------------------------------------------------------------------------------------
Capital expenditures                         2005        19,330              599         351        20,280
                                             2004         3,914              976          80         4,970

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

NOTE 4:  RESTRUCTURING COSTS

         During fiscal year 2003 we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. During fiscal year 2004, we entered into a second phase of that restructuring program. This program was a continuation of the program initiated in fiscal year 2003 and enabled us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions included manufacturing, sales, product development and administrative functions throughout the organization. We do not expect any further expenses related to this program.

         During January 2005, we announced that we will discontinue production of cotton-based specialty fibers at our Glueckstadt, Germany facility during the second quarter of fiscal 2006. The closure of the Glueckstadt facility will result in the termination of 103 employees, and we expect restructuring expenses related to the closure to be approximately $6,000. We expect payments related to this restructuring program to extend through the end of fiscal 2006.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the three months ended September 30, 2005.

                                                                 Three Months Ended
                                                                 September 30, 2005
                                      ---------------------------------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                  September       Charges      Estimated
                                          2005       Charges     Currency    Payments      30, 2005        to Date      Charges
                                      ---------------------------------------------------------------    ------------------------

2003 Restructuring Program-Phase 2
Severance and employee benefits
   Specialty fibers.................     $     13    $     10        $ (1)    $   (22)   $          -         $1,894       $1,894
   Nonwoven materials...............            -           -           -            -              -             39           39
   Corporate........................            -           -           -            -              -          1,514        1,514
                                      ----------------------------------------------------------------    ------------------------
Total 2003 Program-Phase 2                     13          10          (1)        (22)              -          3,447        3,447

2005 Restructuring Program
Specialty fibers
   Severance and employee
     benefits.......................        2,311       1,796           5            -          4,112          4,268        5,150
   Other miscellaneous expenses.....          147         145          (1)       (147)            144            624          850
                                      ----------------------------------------------------------------    ------------------------
Total 2005 Program..................        2,458       1,941           4        (147)          4,256          4,892        6,000
                                      ----------------------------------------------------------------    ------------------------

Total All Programs..................       $2,471      $1,951         $ 3     $  (169)         $4,256         $8,339       $9,447
                                      ================================================================    ========================

NOTE 5:  INVENTORIES

         Inventories are valued at the lower of cost or market. The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out basis. Other manufactured products and raw materials are generally valued on an average cost basis. Manufactured inventory costs include material, labor and manufacturing overhead. Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products. Fluff pulp is the principal raw material used in our nonwoven materials products. We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.

         The components of inventory consist of the following:

                                           September 30     June 30
                                               2005          2005
                                         -----------------------------

Raw materials..........................       $34,284       $33,433
Finished goods.........................        67,958        53,353
Storeroom and other supplies...........        21,390        21,109
                                         -----------------------------
                                             $123,632      $107,895
                                         =============================

NOTE 6:  DEBT

         The components of long-term debt consist of the following:

                                                  September 30     June 30
                                                      2005           2005
                                                -----------------------------
Senior Notes due:
     2013..................................         $200,000      $200,000
Senior Subordinated Notes due:
     2008..................................           64,868        79,832
     2010..................................          152,432       152,558
Credit facility............................          121,997        99,525
Other......................................            5,000         5,000
                                                -----------------------------
                                                     544,297       536,915
Less current portion.......................              998         1,376
                                                -----------------------------
                                                    $543,299      $535,539
                                                =============================

         Senior Notes - During September 2003, we placed privately $200,000 in aggregate principal amount of 8.5% Senior Notes due October 1, 2013. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness.

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

         During fiscal year 2005, we redeemed $20,000 of the 2008 Notes. Also during the three months ended September 30, 2005, we called and redeemed an additional $15,000 of the 2008 Notes. As a result of this redemption we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During the three months ended September 30, 2005, we recorded non-cash expenses of $151 related to the early extinguishment of debt.

         During June 1998, we completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010. In fiscal year 1999, we exchanged these outstanding notes for public notes with the same terms. These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2003, at redemption prices varying from 104% of principal amount to 100% of principal amount on or after October 15, 2006, together with accrued and unpaid interest to the date of redemption.

         Under the indentures governing our senior subordinated notes, as well as the indenture that governs our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called "ratio debt" or, alternatively, must be permitted in form and amount as "Permitted Indebtedness." In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. Currently, we exceed the required 2:1 ratio and as a result, are not limited to the "ratio debt" restrictions under the indentures governing the senior notes and the senior subordinated notes to the extent that any future incurrence of debt would not cause us to exceed the 2:1 threshold.

         Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the "credit facility"), comprised of a $70,000 revolving credit facility (the "revolver") maturing on September 15, 2008 and a $150,000 term loan (the "term loan") with serial maturities of $249 quarterly through March 31, 2010 with final maturity remaining on April 15, 2010.

         The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the three months ending September 30, 2005, we made an excess cash flow payment of $378 based on fiscal 2005 operating and cash flow performance.

         We had $121,997 outstanding on this facility ($98,497 on the term loan and $23,500 on the revolver) at an average variable interest rate of 5.9% as of September 30, 2005. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During the three months ended September 30, 2005, we were in compliance with these financial covenants.

         As of September 30, 2005, we had $42,480 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

         Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of September 30, 2005, resolution of these patent rights was not completed. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of September 30, 2005, we have accrued interest on the note of $1,604.

NOTE 7:  COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                          Three Months Ended
                                                             September 30
                                                       ---------------------
                                                          2005       2004
                                                       ---------------------

Net income (loss).................................        $(289)     $4,415
Foreign currency translation adjustments - net....        8,175      11,192
                                                       ---------------------
Comprehensive income..............................       $7,886     $15,607
                                                       =====================

         For the three months ended September 30, 2005, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(552), the Brazilian real of $1,271 and the Canadian dollar of $7,456.

         For the three months ended September 30, 2004, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $2,164, the Brazilian real of $1,856 and the Canadian dollar of $7,172.

NOTE 8:  INCOME TAXES

         Our effective tax rate for the three month period ended September 30, 2005 was 27%. Our effective tax rate for the same period of 2004 was 35%. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. Due to the absolute value of our earnings (loss) before taxes for the three months ended September 30, 2005, these factors had a more significant impact on our effective tax rate. Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes due to the following:

                                                   Three Months Ended
                                                      September 30
                                             ----------------------------
                                                  2005        2004
                                             ----------------------------

Expected tax expense (benefit) at 35%......        $(139)       $2,378
Effect of foreign operations...............           307          597
Extraterritorial income benefit............         (152)         (219)
Other......................................         (125)         (378)
                                             ----------------------------
                                                   $(109)       $2,378
                                             ============================

NOTE 9:  STOCK-BASED COMPENSATION

          In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

             On July 1, 2005 (the first day of our 2006 fiscal year), we adopted SFAS 123(R). The provisions of SFAS 123(R) became effective the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

         On June 7, 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of our Board of Directors approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005. These options were previously awarded to non-employee directors, executive officers, and other employees under our Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees and our Amended and Restated Formula Plan for Non-Employee Directors. Options to purchase 898,150 shares of common stock were subject to this acceleration. The closing price of our common stock on June 7, 2005 was $8.32.

         The following table summarizes the options subject to acceleration:

                                              Aggregate Number         Weighted
                                              Shares Issuable       Average Exercise
                                             Under Accelerated           Price
                                                  Options              Per Share
                                            ------------------------------------------
Non-employee directors.................              70,000            $10.54
Executive officers as a group..........             422,550            $11.03
Other employees........................             405,600            $11.05
                                            ------------------------------------------
                                                    898,150            $11.00

         The acceleration of vesting of these out-of-the money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options upon the implementation of SFAS 123(R). We estimate the compensation expense, before tax, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009) based on fair value calculations using the Black-Scholes methodology.

         The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the three months ended September 30, 2004 based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the three months ended September 30, 2005 are the same since stock-based compensation expense is calculated under the provisions of SFAS 123(R). The amounts for the three months ended September 30, 2005 are included in the table below only to provide the detail for a comparative presentation to the period of the previous year.

                                                                                    Three Months Ended
                                                                                       September 30
                                                                               ------------------------------
                                                                                    2005           2004
                                                                               ------------------------------
Net income (loss) as reported..........................................             $(289)          $4,415

Add: Total stock-based compensation expense included in reported
      net income, net of related tax effects...........................                22               18

Deduct: Total stock-based compensation expense determined under fair value
     based method, net of related tax effects..........................               (22)             (543)
                                                                               ------------------------------
Pro forma net income (loss)............................................             $(289)           $3,890
                                                                               ==============================

Earnings (loss) per share:
     Basic as reported.................................................            $(0.01)           $0.12
     Basic pro forma...................................................            $(0.01)           $0.10
     Diluted as reported...............................................            $(0.01)           $0.12
     Diluted pro forma.................................................            $(0.01)           $0.10

         Prior to the adoption of SFAS 123(R), we applied APB 25 to account for our stock-based awards. Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2005 was $34 ($22 after tax).

     Stock Compensation Plans

          Our stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of our Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant.

         We use the Black-Scholes option-pricing model to calculate the fair value of options for our disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended September 30, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Expected lives................................................       5.5 years
Expected volatility...........................................      56.5%
Risk-free interest rate.......................................       4.0%
Forfeiture rate...............................................       Zero

         Expected Lives - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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

         Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

         Dividend Yield - We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

         Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. Due to the limited number of options that were not vested at September 30, 2005, we assumed a forfeiture rate of zero.

     The following table summarizes information about our stock option plans for the three months ended September 30, 2005.

                                                                         Number of        Weighted Average
                                                                           Options         Exercise Price
                                                                       --------------------------------------
Options outstanding, beginning of year........................             4,765,150           $13.57
Granted.......................................................                10,000             8.48
Exercised.....................................................                     -                -
Forfeited.....................................................              (116,000)           21.05
                                                                      ---------------------------------------
Options outstanding, end of quarter...........................             4,659,150            13.38
Options exercisable, end of quarter...........................             4,600,350            13.45

         Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grant at market was $4.63.

NOTE 10:  EMPLOYEE BENEFIT PLANS


         We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Pursuant to an amendment, effective January 1, 2006, Medicare eligible retirees age 65 or older will not continue coverage under the self-funded plan. Instead they will be provided a subsidy towards the purchase of supplemental insurance. This amendment reduces the accumulated postretirement benefit obligation by $4,089. The benefit will be amortized over 7.75 years. The components of net periodic benefit costs are as follows:

                                                               Three Months Ended
                                                                  September 30
                                                          -----------------------------
                                                              2005           2004
                                                          -----------------------------
Service cost for benefits earned......................          $157         $176
Interest cost on benefit obligation...................           314          358
Amortization of unrecognized  prior service cost......          (264)        (281)
(Gain)/loss...........................................           150           97
                                                          -----------------------------
Total cost............................................          $357         $350
                                                          =============================

         The Medicare Modernization Act will provide prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, the Medicare Modernization Act does not impact our plan.

NOTE 11:  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share was as follows:

                                                                          Three Months Ended
                                                                             September 30
                                                                      ------------------------------
                                                                          2005           2004
                                                                      ------------------------------
Net income (loss).............................................              $(289)        $4,415
                                                                      ==============================

Weighted-average shares of common stock outstanding...........             37,588         37,312
Effect of diluted shares......................................                  -            146
                                                                      ------------------------------
Weighted-average common and common equivalent  shares
     outstanding..............................................             37,588         37,458
                                                                      ==============================

Earnings (loss) per share
         Basic................................................             $(0.01)         $0.12
         Diluted..............................................             $(0.01)         $0.12

NOTE 12:  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The guarantor subsidiaries presented below represent our subsidiaries that are subject to the terms and conditions outlined in the indenture governing the senior notes and that guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries which do not guarantee the senior notes. Each subsidiary guarantor is 100% owned directly or indirectly by us and all guarantees are full and unconditional.

         Our supplemental financial information and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes is presented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005

                                                            Buckeye     Guarantors       Non-
                                                          Technologies      US         Guarantor    Consolidating
                                                              Inc.      Subsidiaries Subsidiaries    Adjustments    Consolidated
                                                          -----------------------------------------------------------------------
Net sales............................................         $22,459      $99,996        $50,035         $(7,034)     $165,456
Cost of goods sold...................................          19,211       85,010         44,190          (7,148)      141,263
                                                          -----------------------------------------------------------------------
Gross margin.........................................           3,248       14,986          5,845              114       24,193

Selling, research and administrative expenses, and
    other............................................           2,957        7,038          1,942               -        11,937
Restructuring costs..................................               -            -          1,951               -         1,951
                                                          -----------------------------------------------------------------------

Operating income.....................................             291        7,948          1,952              114       10,305

Other income (expense):
    Interest income/(expense) and amortization of debt
       costs.........................................         (10,917)          67            666               -       (10,184)
    Other income/(expense), including equity
       income in affiliates..........................           3,107           42           (427)         (3,241)         (519)
    Intercompany interest income/(expense)...........           7,126       (5,283)        (1,843)              -             -
                                                          -----------------------------------------------------------------------

Income/(loss) before income taxes....................            (393)       2,774            348          (3,127)         (398)

Income tax expense/(benefit).........................            (104)         931            159          (1,095)         (109)
                                                          -----------------------------------------------------------------------

Net income (loss)....................................          $ (289)      $1,843          $ 189         $(2,032)       $ (289)
                                                          =======================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004

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
                                                          =======================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................             $  425          $   80        $11,305         $     -         $ 11,810
  Accounts receivable, net of allowance.....             14,104          62,248         30,080               -          106,432
  Inventories...............................             30,245          68,067         25,984            (664)         123,632
  Other current assets......................              4,167           4,031          3,485               -           11,683
  Intercompany accounts receivable..........                  -          24,423              -         (24,423)               -
                                                  -------------------------------------------------------------------------------
Total current assets........................             48,941         158,849         70,854         (25,087)         253,557

Property, plant and equipment, net..........             56,394         341,980        140,956               -          539,330
Goodwill and intangibles, net...............             20,950          53,147         95,812               -          169,909
Intercompany notes receivable...............            340,796               -              -        (340,796)               -
Other assets, including investment in
   subsidiaries.............................            317,751         344,233        113,430        (765,564)           9,850
                                                  -------------------------------------------------------------------------------
Total assets................................           $784,832        $898,209       $421,052     $(1,131,447)        $972,646
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 7,424         $19,412        $ 8,879         $     -         $ 35,715
  Other current liabilities.................             25,164          20,116         15,394               1           60,675
  Intercompany accounts payable.............             22,209               -          2,214         (24,423)               -
                                                  -------------------------------------------------------------------------------
Total current liabilities...................             54,797          39,528         26,487         (24,422)          96,390

Long-term debt..............................            543,299               -              -               -          543,299
Deferred income taxes.......................            (44,262)         62,582         14,562               -           32,882
Other long-term liabilities.................              7,184          13,965          1,424               -           22,573
Intercompany notes payable..................                  -         208,801        131,995        (340,796)               -
Stockholders'/invested equity...............            223,814         573,333        246,584        (766,229)         277,502
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity..           $784,832        $898,209       $421,052     $(1,131,447)        $972,646
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
BALANCE SHEETS
As of June 30, 2005


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
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by operations......................   $1,558         $10,958      $   2,263          $14,779

Investing activities:
Purchases of property, plant and equipment...........   (1,965)         (6,866)       (11,449)         (20,280)
Other................................................        -            (178)             -             (178)
                                                  ---------------------------------------------------------------
Net cash used in investing activities................   (1,965)         (7,044)       (11,449)         (20,458)

Financing activities
Net borrowings under revolving
    line of credit                                      23,100                -             -           23,100
Net borrowings (payments on) long-term
    debt and other...................................  (23,128)         (3,985)        11,319          (15,794)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing
    activities.......................................      (28)         (3,985)        11,319            7,306

Effect of foreign currency rate fluctuations
     on cash.........................................        -               -            257              257
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and cash
     equivalents.....................................     (435)            (71)         2,390            1,884
Cash and cash equivalents at beginning
     of period.......................................      860             151          8,915            9,926
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period...........     $425           $  80       $ 11,305          $11,810
                                                  ===============================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by operations...................... $ 12,775         $ 7,778          $ 444         $ 20,997

Investing activities:
Purchases of property, plant and equipment...........     (411)         (3,558)        (1,001)          (4,970)
Other................................................        -            (139)           223               84
                                                  ---------------------------------------------------------------
Net cash used in investing activities................     (411)         (3,697)          (778)          (4,886)

Financing activities
Net borrowings (payments on) long-term
    debt and other...................................  (14,756)         (4,040)        (1,190)         (19,986)
                                                  ---------------------------------------------------------------
Net cash used in financing activities................  (14,756)         (4,040)        (1,190)         (19,986)

Effect of foreign currency rate fluctuations
     on cash.........................................        -               -            476              476
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and cash
     equivalents.....................................   (2,392)             41         (1,048)          (3,399)
Cash and cash equivalents at beginning
     of period.......................................   14,746             103         12,386           27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period........... $ 12,354           $ 144        $11,338         $ 23,836
                                                  ===============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2005 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three months ended September 30, 2005 to the three months ended September 30, 2004.

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

         The three months ended September 30, 2005 was a challenging period for us. While none of our operations suffered serious physical damage from Hurricane Katrina, the disruptions caused by the storm and the impact of already high energy, chemical and transportation costs caused our earnings to fall significantly below those earned during the same period in 2004. We incurred a net loss of $0.3 million during the three months ended September 30, 2005 versus net income of $4.4 million during the same period of 2004.

         Hurricane Katrina followed by Hurricane Rita drove already high energy and chemical costs even higher and forced transportation providers to increase their pricing. Our energy, chemical, and transportation costs increased by about $8 million during the three months ended September 30, 2005 versus the same period of the prior year and now account for approximately 26% of our overall operating costs. This major change in pricing for these items had a significant adverse impact on our earnings. In addition, the demand for domestic transportation, especially in the Southeastern United States, is very tight as trucks and railcars are being diverted to supply the hurricane-ravaged Gulf Coast with needed supplies for cleanup and rebuilding. Although to date this has not had a significant impact on our sales, the limited supply of transportation vehicles has put additional pressure on our operations.

     As a result of the extraordinary and unprecedented high costs, we announced the implementation of product price surcharges of up to 5% on our products. This surcharge was effective over most of our products starting October 1, 2005 and will be reevaluated on a quarterly basis.

         While demand for our high-end specialty products remains good, the timing of shipments led to a decline in fluff pulp sales during the three months ended September 30, 2005 versus the same period in 2004.

         The positive events in our markets and our ability to strengthen our balance sheet are being dampened by higher costs for energy, chemicals and other materials. High costs in these areas are impacting our operating margins. Since demand for our specialty fibers is sufficiently strong, we are implementing price increases as our sales contracts renew. A majority of our annual sales agreements is renewed on a calendar year basis; therefore, we expect to implement significant price increases beginning January 1, 2006.

         In spite of the higher costs, we are encouraged by progress on several fronts:

o We are continuing to establish our sales and distribution network for UltraFiber 500TM, a revolutionary concrete reinforcing fiber. UltraFiber 500TM is a niche product for the building industry and a great example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Each sale of UltraFiber 500(TM) advances us toward our goal of reducing our dependency on fluff pulp.

o Our plan to transition the specialty fibers production currently supplied by Glueckstadt, Germany to our lower-cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding as planned. We added a shift at our Memphis, Tennessee facility and believe we are well-positioned to supply cotton-based specialty fiber products from these facilities with a significantly more favorable cost structure in North and South America once the transition is complete.

o During the quarter we were able to take advantage of the availability on our lower rate revolving credit facility to retire an additional $15 million of the relatively high cost 9.25% 2008 Notes from the market. We intend to continue to call the remaining $65 million of the 2008 Notes in advance of their maturity on September 15, 2008.

         The combination of new product initiatives, strong demand in important markets, and an improved manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are currently being negatively impacted by high costs for energy, chemicals, transportation and other materials. These issues will slow progress in the short-term, but our longer-term outlook continues to be favorable.

Results of Operations

Consolidated results

         The following table compares components of operating income for the three months ended September 30, 2005 and 2004.

-----------------------------------------------------------------------------------------------------------
                       (millions)                                 Three Months Ended September 30
                                                                  -------------------------------
                                                             2005        2004       Change      % Change
                                                         --------------------------------------------------
Net sales............................................        $165.5      $167.3     $(1.8)          (1)%
Cost of goods sold...................................         141.3       137.7       3.6            3%
                                                         --------------------------------------------------
Gross margin.........................................          24.2        29.6      (5.4)        (18)%

Selling, research and  administrative expenses.......          11.4         9.7       1.7          18%
Restructuring costs..................................           2.0         1.2       0.8          67%
Amortization of intangibles  and other...............           0.5         0.6      (0.1)        (17)%
                                                         --------------------------------------------------
Operating income (loss)..............................         $10.3       $18.1      (7.8)        (43)%
                                                         ==================================================

         Net sales declined during the three months ended September 30, 2005 versus the same period in 2004 due to a 20% decline in fluff pulp sales. Although fluff pulp sales declined, we expect overall sales of fluff pulp for the first six months of fiscal year 2006 to be similar to the first six months of fiscal year 2005. An improvement in nonwoven materials sales and the overall strength of our high-end specialty fibers markets largely offset the decline in fluff pulp sales.

         As mentioned in the executive summary, high costs related to increases in the pricing of energy and chemicals continued to have a negative impact on our margins over the past fiscal year. During the three months ended September 30, 2005, energy and chemical costs were higher by approximately 34% and 45%, respectively, versus the same period in 2004. In addition, due to increases in energy costs, we saw transportation related expenses increase by approximately 19% over the same period.

         Increases in selling, research and administrative expenses also had a negative impact on our operating margins. The impact of accounting and consulting fees related to the implementation of Sarbanes-Oxley continued to have a negative impact as a significant portion of the audit and consulting costs related to the implementation were incurred subsequent to the fiscal year end. Expenses related to the establishment of an UltraFiber 500TM sales force and distribution network as well as the expensing of previously capitalized patent costs also contributed to the increased costs.

         As part of the announced closure of the Glueckstadt, Germany specialty fibers facility, we continued to incur restructuring related expenses. We incurred $2.0 million of expenses during the three months ended September 30, 2005 and expect to incur an additional $1.1 million related to this restructuring during the remainder of fiscal year 2006. As of September 30, 2005, we have incurred $4.9 million of restructuring costs as part of this planned closure.

         Further discussion of revenue, operating trends and restructuring costs are discussed later in this MD&A. Additional information on the restructuring programs and charges may also be found in Note 4 of the accompanying interim financial statements.

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

Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2005 and 2004.

                   (millions)                                     Three Months September 30
                                                                  -------------------------
                                                      2005         2004         Change         % Change
                                                  ----------------------------------------------------------
Net sales...................................           $114.6       $118.0        $(3.4)         (2.9)%
Operating income............................             10.2         16.9         (6.7)        (39.6)%

         In spite of good demand for our high-end specialty fibers products, net sales decreased during the three months ended September 30, 2005 versus 2004 due to a 20% decline in sales for fluff pulp. Although shipments for the remaining specialty fibers products were relatively flat, improvements in selling prices in almost all specialty fibers product areas offset some of the decline in fluff pulp sales.

         Improvements in price were driven by several factors.

o Higher costs for energy, chemicals and transportation combined with strong demand in our high-end markets allowed us to raise prices during the year. However, due to the rapid and continued increase in costs we were not able to maintain our margins at the same level as those realized during the three months ended September 30, 2004.

o While our overall sales of fluff pulp declined 20%, our average fluff pulp price increased by 5.9% year over year for the three month period ending September 30, 2005. We can offer no assurance that this increase in fluff pulp pricing will continue or that this trend will not reverse direction during the remainder of fiscal year 2006.

o Tight supply conditions due to industry facility closures continued to help increase overall specialty fibers demand and allowed us to improve our mix of products during the three month period ended September 30, 2005 versus the same period in 2004.

         As previously mentioned, rising energy and chemical prices continued to push manufacturing costs higher for the three months ended September 30, 2005. Our manufacturing costs for specialty fibers, chemicals, energy and transportation increased by approximately $7 million as compared to the three months ended September 30, 2004. While we will be able to recover a portion of these costs through reductions in usage, increased pricing for our products and the implementation of a product price surcharge that went into effect on October 1, 2005, we expect that these abnormally high energy and chemical prices will continue to put pressure on our margins during the upcoming quarters.

         In addition to recovering margins through increased pricing, we are also working on ways to reduce manufacturing costs. Where possible, we are transitioning our energy supply from natural gas to fuel oil. Although natural gas is a very efficient energy source, the current market prices make it more economical to purchase lower cost fuel oil. We continue to look for alternatives to reduce costs and recover margins.

         Overall our specialty fibers inventories increased during the three months ended September 30, 2005. However, our inventories for high-end specialty wood products remain at very low levels. We are still faced with the challenge of matching sales and production for those products. Due to a decline in fluff pulp sales volume, our inventories for fluff pulp increased during the three months ended September 30, 2005. We expect fluff pulp sales to exceed production during the second quarter of fiscal year 2006 and, therefore, we expect fluff pulp inventories to decline in the next quarter. A portion of the increase in our high-end specialty cotton inventories was in preparation for the final transition of production from Glueckstadt, Germany to our Memphis, Tennessee and Americana, Brazil facilities. We expect to cease production at our Glueckstadt, Germany facility in December of this calendar year.

         We continue to move forward with developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we anticipate that, when this upgrade is completed and we reach full capacity, this facility will be a significant contributor to our profitability. We expect to complete the upgrade and begin qualifying customers by the end of this calendar year. We are now incurring pre-production expenses without offsetting revenue increases in advance of the startup of the upgraded facility and we expect we will continue to incur startup and transition costs during the upcoming quarters.

Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2005 and 2004.

                   (millions)                                  Three Months Ended September 30
                                                               -------------------------------
                                                      2005          2004          Change        % Change
                                                  -----------------------------------------------------------
Net sales...................................            $57.3         $55.9        $1.4            2.5%
Operating income............................              2.6           3.6        (1.0)         (27.8)%

         Improvements in the mix and selling prices for our nonwoven materials resulted in an increase in net sales during the three months ended September 30, 2005 versus the same period in 2004. Sales price increases were implemented during the year in an effort to offset rising prices for raw materials and other manufacturing costs. Increased demand for tabletop products in our European markets contributed to an improved mix. These improvements were partially offset by the emergence from bankruptcy protection of a competitor in North America during fiscal year 2005. Under new management, they aggressively sought new business in the over-supplied North American market. Although we benefited from this competitor's difficulties during the three months ended September 30, 2004, their competitive actions adversely impacted our volumes during the three months ended September 30, 2005.

         In spite of the improvement in sales, operating income declined during the three months ended September 30, 2005 versus the same period in 2004. Declining operating margins were caused by the continued escalation of prices for raw materials and other manufacturing costs. Impacts from Hurricane Katrina exacerbated the problem and drove energy-related costs even higher. Additionally, the continued strengthening of the Canadian dollar created further pressure on operating costs at our nonwoven materials facility in Delta, British Columbia.

         We have implemented an optimization plan to reduce the cost of our North American operations. We reduced staffing and operating shifts at our Canadian facility. These changes will allow us to improve the overall cost efficiency of our North American operations and allow us the capability to scale back up to full production once additional sustained business returns.

Restructuring and impairment activities

         During fiscal years 2005, 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the three month period ended September 30, 2005 and 2004.

-------------------------------------------------------------------------------------------------------------
                                                                                 Total        Estimate to
                                                       Three Months Ended       Program       Complete at
                                                          September 30          Charges      September 30,
(millions)                                              2005        2004        To Date          2005
-------------------------------------------------------------------------------------------------------------
Restructuring costs
   2005 Restructuring program...............            $2.0       $   -        $ 4.9            $1.1
   2004 Restructuring program...............               -         0.9          3.0               -
   2003 Restructuring program - phase 2.....               -         0.2          3.4               -
   2003 Restructuring program - phase 1.....               -         0.1          2.7               -
                                                     --------------------------------------------------------
Total restructuring costs                               $2.0        $1.2        $14.0            $1.1
                                                     ========================================================

2005 Restructuring program

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant's costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar year 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt's costs is denominated in euros, this substantial strengthening had a negative impact on Glueckstadt's cost position and margin. Additionally, Glueckstadt's process water, waste treatment and energy costs are more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004.

         After careful consideration of all the options available, we decided to close the Glueckstadt facility and consolidate production at our two other specialty fibers manufacturing facilities. We expect production at Glueckstadt to cease during the second quarter of fiscal year 2006. We expect the closing of our Glueckstadt facility and the transfer of the cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities, at the end of this calendar year, will yield a superior cost structure and improve margins.

         The closure of the Glueckstadt facility will result in the termination of approximately 100 employees, and we expect restructuring expenses related to the closure to total approximately $6.0 million. We expect payments related to this restructuring program will extend through the end of fiscal year 2006. We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually and to reduce working capital needs by approximately $6 million.

         In anticipation of the closure of the facility, customers increased their inventories to ensure a smooth transition as they qualified material supplied from our Memphis, Tennessee facility. Due to the increased demand, we were able to increase pricing and make incremental sales from inventory. Additionally, as a result of the impairment of the Glueckstadt plant and equipment, our depreciation expense decreased during the period. Although we are recognizing some of the benefit of the closure, we do not expect to realize the full on-going benefit of the closure until calendar year 2006.

2004 Restructuring program

         During March 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products grew at a rate in the low to mid-single digits on an annualized basis, the growth in demand was not sufficient to utilize fully the existing capacity. As such, industry participants rationalized production by idling plants and closing facilities.

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

         We continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs, and we began to realize fully the on-going cost benefit from operating one less facility during the third quarter of fiscal 2005. The closure of the Cork facility and related reorganization of the nonwoven materials segment resulted in the termination of 89 employees and resulted in restructuring expenses totaling $3.0 million. We do not expect additional expenses related to this program.

2003 Restructuring programs (phase 1 and phase 2)

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers facility in Lumberton, North Carolina due to the decline in demand for cotton content paper. We completed this partial closure in August 2003 but continue to produce cosmetic cotton products at the Lumberton site. This decision reflects a steady decline in demand in the cotton fiber paper industry, which has contracted by more than one-third since the late 1990's. While cotton linter pulp is one of our core businesses, current demand did not economically justify operating a facility that could only produce products for paper applications.

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

         During the first quarter of fiscal year 2004, we entered into a second phase of this restructuring program. This phase of the program enabled us to improve our operating results by approximately $6 million annually through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions include manufacturing, sales, product development and administrative functions throughout the organization. We do not expect any further expenses related to this restructuring.

Net interest expense and amortization of debt costs

         Net interest expense and amortization of debt costs decreased $1.1 million for the three month period ending September 30, 2005 versus the same period in the prior year. Our decrease in outstanding debt of $40.2 million since September 30, 2004 had a positive impact on interest expense during the three month period ending September 30, 2005. Also contributing to the improvement was the impact of capitalizing interest for the Americana facility capital improvements. The total amount of interest capitalized during the period, related to the Americana project, was $0.5 million. These improvements were partially offset by higher variable interest rates. The weighted average effective interest rate on our variable rate debt increased from 4.4% at September 30, 2004 to 5.9% at September 30, 2005.

Income tax expense

         Our effective tax rate for the three months ended September 30, 2005 was 27% versus 35% for the same period in 2004. Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the remainder of the fiscal year to be 35%, resulting in an overall estimated tax rate of 35% for fiscal year 2006.

Loss on early extinguishment of debt costs

         On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the three months ended September 30, 2005.

Foreign exchange and other

         The Canadian dollar continued strengthening against the U.S. dollar during the three months ended September 30, 2005, increasing 6% during the period. We incurred foreign exchange losses and other expense of $0.4 million, due primarily to this strengthening.

Financial Condition

Liquidity and capital resources

         We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of September 30, 2005 and believe we will continue to remain in compliance.

         On September 30, 2005, we had $11.8 million of cash and cash equivalents and $42.5 million borrowing capacity on our revolver defined in Note
6. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of September 30, 2005, our liquidity, including available borrowings and cash and cash equivalents was approximately $54.3 million.

         While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

         The following table provides a summary of cash flows for the three month periods ended September 30, 2005 and September 30, 2004.

                                                                      Three Months Ended
                                                                         September 30
                                                                  ----------------------------
  (millions)                                                          2005           2004
                                                                  ----------------------------
  Operating activities:
     Net income (loss).................................                $ (0.3)         $4.4
     Noncash charges and credits, net..................                  10.9          14.1
     Changes in operating assets and liabilities, net..                   4.2           2.5
                                                                  ----------------------------
  Net cash provided by operating activities............                  14.8          21.0

  Investing activities:
     Purchases of property, plant and equipment........                 (20.3)         (5.0)
     Other investing activities........................                  (0.2)          0.1
                                                                  ----------------------------
  Net cash used in investing activities................                 (20.5)         (4.9)

  Financing activities:
     Net borrowings under lines of credit..............                  23.1             -
     Payments on long-term debt and other..............                 (15.8)        (20.0)
                                                                  ----------------------------
  Net cash provided by (used in) financing activities..                   7.3         (20.0)

  Effect of foreign currency rate fluctuations on cash                    0.3           0.5
                                                                  ----------------------------

     Net increase (decrease) in cash and cash equivalents                $1.9         $(3.4)
                                                                  ============================


Cash provided by operating activities

         The $6.2 million decrease in cash flows from operating activities during the three months ended September 30, 2005 was primarily the result of moving from an income position in fiscal 2005 to a net loss position in fiscal 2006. Although the closure of our Glueckstadt, Germany cotton cellulose facility will improve working capital in fiscal year 2006, this improvement will be largely offset by the increased working capital requirements at our Americana, Brazil specialty fibers facility as we move away from the current tolling arrangement to market production during calendar year 2006. We do not expect changes in operating assets and liabilities will be significant contributors to operating cash flow in fiscal year 2006.

Net cash used in investing activities

         Purchases of property, plant and equipment increased during the three months ended September 30, 2005 versus the same period in 2004 primarily due to expenditures related to the project to add full market capability to our Americana, Brazil cotton cellulose facility. We estimate the total cost of this facility improvement to be approximately $26 million, of which approximately $11.2 million was spent during the three months ended September 30, 2005. We expect the remaining $3.5 million related to the Americana facility upgrade will be spent during the three months ending December 31, 2005. We expect that our total capital expenditures will be approximately $45 million for fiscal 2006.

         We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our Perry, Florida specialty fibers facility. Based on current estimates we expect expenditures of approximately $60 million over several years possibly beginning as early as fiscal year 2007. See Note 20, Contingencies, to the Consolidated Financial Statements in our fiscal 2005 Annual Report filed on Form 10-K.

Net cash provided by ( used in) financing activities

         During the three months ended September 30, 2005, we used net borrowings on our revolving credit facility to finance the capital investments we are making in our Americana, Brazil facility. We also used net borrowings on the revolver to redeem, at par, $15 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure. We intend to continue to call portions of the remaining $65 million of these notes over the next several years ahead of their maturity in the fall of 2008. These partial calls will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments.

Treasury Stock

         Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the three months ended September 30, 2005. Through September 30, 2005, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

         There have been no material changes to our contractual obligations since our disclosure in our Annual Report. The following table summarizes our significant contractual cash obligations as of September 30, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)                                                       Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                                       Fiscal      Fiscal 2007    Fiscal 2009
Contractual Obligations                  Total           2006 (1)    and 2008      and 2010        Thereafter
-----------------------------------------------------------------------------------------------------------------
Long-term obligations (2)......             $807.5          $42.1         $93.4       $256.5            $415.5
Capital lease obligations (3)..                2.2            0.6           1.2          0.4                 -
Operating leases ..............                4.4            1.7           2.5          0.2                 -
Timber commitments ............               72.8           13.7          25.1         27.1               6.9
Lint commitments ..............               11.2           11.2             -            -                 -
Other purchase commitments (4)                11.5            9.0           2.5            -                 -
                                     ----------------------------------------------------------------------------
Total contractual cash
   obligations.................             $909.6          $78.3        $124.7       $284.2            $422.4
                                     ============================================================================

(1) Cash obligations for the remainder of fiscal 2006.

(2) Amounts include related interest payments. Interest payments for variable debt of $122.0 million are based on the effective rate as of September 30, 2005 of 5.9%.

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

         The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets. Further information regarding our "Critical Accounting Policies" can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report. Further information regarding inventories may be found in Note 5 to the financial statements of this quarterly report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2005, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2005 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.


Item 6.  Exhibits

     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
     32.1     Section 1350 Certification of Chief Executive Officer
     32.2     Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUCKEYE TECHNOLOGIES INC.



By: /S/ DAVID B. FERRARO
    --------------------

David B. Ferraro, Chief Executive Officer

Date: October 25, 2005




By:  /S/ KRISTOPHER J. MATULA

Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: October 25, 2005