Form 10-Q
period 2005-12-31
BUCKEYE TECHNOLOGIES INC
filed 2006-01-25
CIK 899597

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

                For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" or large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ___ Accelerated filer X    Non-accelerated filer ___
                                              --

As of January 20, 2006, there were outstanding 37,597,664 Common Shares of the Registrant.


================================================================================

                                      INDEX

                            BUCKEYE TECHNOLOGIES INC.

--------------------------------------------------------------------------------


    ITEM                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

       1.     Financial Statements:
              Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                    December 31, 2005 and 2004............................................................        3
              Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005.............        4
              Condensed Consolidated Statements of Cash Flows for the Six Months Ended                            5
                    December 31, 2005 and 2004............................................................
              Notes to Condensed Consolidated Financial Statements........................................        6
       2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       20
       3.     Quantitative and Qualitative Disclosures About Market Risk..................................       30
       4.     Controls and Procedures.....................................................................       30

                           PART II - OTHER INFORMATION
       4.     Submission of Matters to a Vote of Security Holders.........................................       31
       6.     Exhibits....................................................................................       31

                                                       SIGNATURES                                                32

Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                        Three Months Ended               Six Months Ended
                                                                            December 31                    December 31
                                                                   ------------------------------  -----------------------------
                                                                        2005            2004            2005            2004
                                                                   ------------------------------  -----------------------------

Net sales.....................................................        $188,254        $180,622       $353,710        $347,945
Cost of goods sold............................................         162,546         149,475        303,809         287,169
                                                                   ------------------------------  -----------------------------
Gross margin..................................................          25,708          31,147         49,901          60,776

Selling, research and administrative expenses.................          11,354          10,748         22,760          20,474
Amortization of intangibles and other.........................             477             603          1,008           1,206
Impairment of long-lived assets...............................               -          12,010              -          12,010
Restructuring costs...........................................           1,141             363          3,092           1,559
                                                                   ------------------------------  -----------------------------
Operating income..............................................          12,736           7,423         23,041          25,527

Net interest expense and amortization of debt costs...........         (10,574)        (11,279)       (20,758)        (22,557)
Gain on sale of assets held for sale..........................               -           7,173              -           7,173
Loss on early extinguishment of debt..........................               -               -           (151)              -
Foreign exchange and other....................................             (22)            267           (390)            234
                                                                   ------------------------------  -----------------------------

Income before income taxes....................................            2,140          3,584          1,742          10,377
Income tax expense............................................              286            671            177           3,049
                                                                   ------------------------------  -----------------------------

Net income ...................................................          $ 1,854         $2,913        $ 1,565         $ 7,328
                                                                   ==============================  =============================

Earnings per share
            Basic.............................................          $  0.05         $ 0.08         $ 0.04          $ 0.20
            Diluted...........................................          $  0.05         $ 0.08         $ 0.04          $ 0.20

Weighted average shares for basic earnings per share..........           37,592         37,390         37,590           37,351
                                                                   ------------------------------  ------------------------------
Adjusted weighted average shares for diluted earnings per share          37,630         37,605         37,633           37,532
                                                                   ==============================  ==============================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  December 31           June 30
                                                                      2005                2005
                                                                 ----------------------------------
                                                                  (Unaudited)
Assets
Current assets:
      Cash and cash equivalents................................      $10,477             $ 9,926
      Accounts receivable, net.................................      121,338             118,215
      Inventories..............................................      120,488             107,895
      Deferred income taxes and other..........................        7,152              10,468
                                                                 ----------------------------------
                    Total current assets.......................      259,455             246,504

Property, plant and equipment..................................      940,020             902,970
Less accumulated depreciation..................................     (401,003)           (377,039)
                                                                -----------------------------------
                                                                     539,017             525,931
Goodwill.......................................................      142,615             139,430
Intellectual property and other, net...........................       40,571              37,872
                                                                -----------------------------------
      Total assets.............................................     $981,658            $949,737
                                                                ===================================

Liabilities and stockholders' equity
Current liabilities:
      Trade accounts payable...................................     $ 35,984            $ 37,226
      Accrued expenses.........................................       51,800              48,401
      Current portion of capital lease obligation..............          789                 685
      Current portion of long-term debt........................          998               1,376
                                                                -----------------------------------
                  Total current liabilities....................       89,571              87,688

Long-term debt.................................................      562,336             535,539
Accrued postretirement benefits................................       19,434              19,206
Deferred income taxes..........................................       31,919              34,660
Capital lease obligation.......................................          943               1,382
Other liabilities..............................................        1,916               1,673
Stockholders' equity...........................................      275,539             269,589
                                                                -----------------------------------
      Total liabilities and stockholders' equity...............     $981,658            $949,737
                                                                ===================================

                             See accompanying notes.

                            BUCKEYE TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                             December 31
                                                                   ------------------------------
                                                                        2005          2004
                                                                   ------------------------------
Operating activities
Net income....................................................          $ 1,565        $7,328
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Impairment of long-lived assets........................                -        12,010
       Depreciation...........................................           23,385        23,136
       Amortization ..........................................            1,599         1,674
       Deferred income taxes and other........................           (1,675)        3,196
       Gain on sale of assets held for sale...................                -        (7,173)
       Changes in operating assets and liabilities:
           Accounts receivable................................           (3,130)       (2,048)
           Inventories........................................          (12,387)         (336)
           Other assets.......................................           (2,798)         (245)
           Accounts payable and other current liabilities.....            2,336        (7,977)
                                                                   ------------------------------
Net cash provided by operating activities.....................            8,895        29,565

Investing activities
    Purchases of property, plant and equipment................          (34,358)      (11,779)
    Proceeds from sale of assets..............................                -        13,811
    Other.....................................................             (276)         (236)
                                                                   ------------------------------
Net cash provided by (used in) investing activities...........          (34,634)        1,796

Financing activities
    Net borrowings under lines of credit......................           42,250             -
    Payments for debt issuance costs..........................                -            (5)
    Payments on long-term debt and other......................          (15,963)      (33,585)
    Net proceeds from sale of equity interests and other                     66         1,250
                                                                   ------------------------------
Net cash provided by (used in) financing activities...........           26,353       (32,340)
Effect of foreign currency rate fluctuations on cash..........              (63)        1,859
                                                                   ------------------------------
Increase in cash and cash equivalents.........................              551           880
Cash and cash equivalents at beginning of period..............            9,926        27,235
                                                                   ------------------------------
Cash and cash equivalents at end of period....................          $10,477       $28,115
                                                                   ==============================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In thousands)

NOTE 1:  BASIS OF PRESENTATION
         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

Translation adjustment

         Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into U.S. dollars at the rate of exchange in effect at December 31, 2005. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE 2:  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share was as follows:

                                                            Three Months Ended                Six Months Ended
                                                                December 31                      December 31
                                                             2005           2004             2005           2004
                                                        ------------------------------   ------------------------------
Net income applicable to common shareholders                   $1,854        $2,913          $  1,565         $7,328
                                                        ==============================   ==============================

Weighted-average shares of common stock
     outstanding..................................             37,592        37,390            37,590         37,351
Effect of diluted shares..........................                 38           215                43            181
                                                        ------------------------------   ------------------------------
Weighted-average common and common equivalent
     shares outstanding...........................             37,630        37,605            37,633         37,532
                                                        ==============================   ==============================

Earnings per share
         Basic....................................              $0.05         $0.08             $0.04          $0.20
         Diluted..................................              $0.05         $0.08             $0.04          $0.20


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

Three Months Ended                                    Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                    2005      $137,898          $58,460    $ (8,104)     $188,254
                                             2004       129,854           58,065      (7,297)      180,622
------------------------------------------------------------------------------------------------------------
Operating income (loss)                      2005        11,559            2,739      (1,562)       12,736
                                             2004        17,050            3,448     (13,075)        7,423
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of             2005         7,406            4,062         842        12,310
    intangibles                              2004         7,123            4,403         877        12,043
------------------------------------------------------------------------------------------------------------
Capital expenditures                         2005        13,262              406         410        14,078
                                             2004         6,288              261         260         6,809

Six Months Ended                                      Specialty      Nonwoven
December 31                                             Fibers       Materials     Corporate      Total
------------------------------------------------------------------------------------------------------------
Net sales                                    2005      $252,459         $115,786    $(14,535)     $353,710
                                             2004       247,900          113,987     (13,942)      347,945
------------------------------------------------------------------------------------------------------------
Operating income (loss)                      2005        21,722            5,299      (3,980)       23,041
                                             2004        33,948            7,016     (15,437)       25,527
------------------------------------------------------------------------------------------------------------
Depreciation and amortization of             2005        14,680            8,100       1,687        24,467
    intangibles                              2004        14,084            8,626       1,743        24,453
------------------------------------------------------------------------------------------------------------
Capital expenditures                         2005        32,592            1,005         761        34,358
                                             2004        10,202            1,237         340        11,779

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

NOTE 4:  RESTRUCTURING COSTS

         During fiscal year 2003, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. During fiscal year 2004, we entered into a second phase of that restructuring program. This program was a continuation of the program initiated in fiscal year 2003 and enabled us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions included manufacturing, sales, product development and administrative functions throughout the organization. We do not expect any further expenses related to this program.

         During fiscal 2005, we entered into another restructuring program. As part of this program, we discontinued production of cotton-based specialty fibers at our Glueckstadt, Germany facility during December 2005. The closure of the Glueckstadt facility resulted in the termination of 98 employees as of December 31, 2005 and will result in an additional 5 terminations during the remainder of fiscal year 2006. We expect restructuring expenses related to the closure to be approximately $6,500 and payments related to the restructuring program to extend through the end of fiscal year 2006.

         Restructuring expenses are included in "Restructuring costs" in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in "Accrued expenses" in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the six months ended December 31, 2005.

                                                             Six Months Ended
                                                            December 31, 2005
                                       --------------------------------------------------------------
                                        Accrual                                            Accrual
                                       Balance                    Impact                  Balance as
                                         as of                      Of                        of          Program        Total
                                       June 30,    Additional    Foreign                   December       Charges      Estimated
                                          2005       Charges     Currency    Payments      31, 2005        to Date      Charges
                                       ---------------------------------------------------------------   -------------------------

2003 Restructuring Program-Phase 2
Severance and employee benefits
   Specialty fibers.................     $  13     $    10      $   (1)    $   (22)        $    -         $1,894       $1,894
   Nonwoven materials...............         -           -           -           -              -             39           39
   Corporate........................         -           -           -           -              -          1,514        1,514
                                      ----------------------------------------------------------------   -------------------------
Total 2003 Program-Phase 2                  13          10          (1)        (22)             -          3,447        3,447

2005 Restructuring Program
Specialty fibers
   Severance and employee
     benefits.......................     2,311       2,583         (78)     (1,424)          3,392         5,055        5,100
   Other miscellaneous expenses.....       147         499          (4)       (524)            118           978        1,400
                                      -----------------------------------------------------------------   ------------------------
Total 2005 Program..................     2,458       3,082         (82)     (1,948)          3,510         6,033        6,500
                                      -----------------------------------------------------------------   ------------------------

Total All Programs..................    $2,471      $3,092        $(83)  $  (1,970)         $3,510        $9,480       $9,947
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

         The components of inventory consist of the following:

                                                December 31       June 30
                                                    2005            2005
                                              ------------------------------
Raw materials...........................           $32,036        $33,433
Finished goods..........................            66,737         53,353
Storeroom and other supplies............            21,715         21,109
                                              ------------------------------
                                                  $120,488       $107,895
                                              ==============================

NOTE 6:  DEBT

         The components of long-term debt consist of the following:

                                               December 31       June 30
                                                   2005            2005
                                            --------------------------------
Senior Notes due:
     2013...............................       $200,000         $200,000
Senior Subordinated Notes due:
     2008...............................         64,879           79,832
     2010...............................        152,308          152,558
Credit facility.........................        141,147           99,525
Other...................................          5,000            5,000
                                            --------------------------------
                                                563,334          536,915
Less current portion....................            998            1,376
                                            --------------------------------
                                               $562,336         $535,539
                                            ================================

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

         During fiscal year 2005, we redeemed $20,000 of the 2008 Notes. Also during the six months ended December 31, 2005, we called and redeemed an additional $15,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During the six months ended December 31, 2005, we recorded non-cash expenses of $151 related to the early extinguishment of debt.

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

         The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the six months ending December 31, 2005, we made an excess cash flow payment of $378 based on fiscal 2005 operating and cash flow performance.

         We had $141,147 outstanding on this facility ($98,247 on the term loan and $42,900 on the revolver) at an average variable interest rate of 6.6% as of December 31, 2005. The interest rate applicable to borrowings under the revolver is the agent's prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent's prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

         The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During the six months ended December 31, 2005, we were in compliance with these financial covenants.

         As of December 31, 2005, we had $22,725 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

         Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of December 31, 2005, resolution of these patent rights was not completed. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of December 31, 2005, we have accrued interest on the note of $1,692.

NOTE 7:  COMPREHENSIVE INCOME

         The components of comprehensive income consist of the following:

                                                            Three Months Ended                Six Months Ended
                                                                December 31                     December 31
                                                        ----------------------------    -----------------------------
                                                            2005          2004              2005           2004
                                                        ----------------------------    -----------------------------

Net income........................................         $ 1,854       $ 2,913             $1,565       $ 7,328
Foreign currency translation adjustments - net....          (4,032)       15,562              4,143        26,754
                                                        ----------------------------    -----------------------------
Comprehensive income (loss).......................         $(2,178)     $ 18,475             $5,708      $ 34,082
                                                        ============================    =============================

         For the three and six months ended December 31, 2005, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(1,649) and $(2,201), the Brazilian real of $(2,888) and $(1,617) and the Canadian dollar of $505 and $7,961.

         For the three and six months ended December 31, 2004, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $7,235 and $9,399, the Brazilian real of $1,604 and $3,460 and the Canadian dollar of $6,723 and $13,895.

NOTE 8:  INCOME TAXES

         Our effective tax rates for the three and six month periods ended December 31, 2005 were 13% and 10%, respectively. Our effective tax rates for the same periods of 2004 were 19% and 29%, respectively. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. During the three months ended December 31, 2005, we analyzed and corrected the rates and methodology used to value our state deferred taxes. The resulting adjustment was a $595 net tax benefit. Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

                                                   Three Months Ended                Six Months Ended
                                                       December 31                     December 31
                                               ----------------------------    -----------------------------
                                                   2005          2004              2005           2004
                                               ----------------------------    -----------------------------

Expected tax expense at 35%................          $ 748        $1,254             $ 609         $3,632
Effect of foreign operations...............            494          (360)              801            237
Extraterritorial income benefit............           (104)         (271)             (256)          (490)
Adjustment of state deferred taxes.........           (595)            -              (595)             -
Other......................................           (257)           48              (382)          (330)
                                               ----------------------------    -----------------------------
Income tax expense.........................          $ 286         $ 671             $ 177         $3,049
                                               ============================    =============================

NOTE 9:  STOCK-BASED COMPENSATION

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 123 (revised 2004), Share-Based Payments ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123(R) supersedes Accounting Principles Bulletin 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of share-based awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

         On July 1, 2005 (the first day of our 2006 fiscal year), we adopted SFAS 123(R). The provisions of SFAS 123(R) became effective the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards that remain outstanding at the date of adoption.

         On June 7, 2005, prior to the adoption FSAS 123(R), the Compensation Committee of our Board of Directors approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005. We estimate the compensation expense, before tax, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009)
based on fair value calculations using the Black-Scholes methodology.

        The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the three and six months ended December 31, 2004 based on the fair value method under SFAS 123(R).

                                                                                 December 31, 2004
                                                                         -----------------------------------
                                                                          Three Months         Six Months
                                                                              Ended               Ended
                                                                         ----------------    ---------------
Net income as reported........................................                   $2,913             $7,328
Deduct: Total stock-based compensation expense determined under fair
     value based method, net of related tax effects...........                     (449)              (974)
                                                                         ----------------    ---------------
Pro forma net income..........................................                   $2,464             $6,354
                                                                         ================    ===============
Basic earnings per share:
     As reported..............................................                    $0.08              $ 0.20
     Pro forma................................................                    $0.07              $ 0.17
Diluted earnings per share:
     As reported..............................................                    $0.08              $ 0.20
     Pro forma................................................                    $0.07              $ 0.17

         Prior to the adoption of SFAS 123(R), we applied APB 25 to account for our stock-based awards. Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options. Stock-based compensation expense for the three and six months ended December 31, 2005 was $132 ($86 after tax) and $166 ($108 after tax), respectively.

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

During the three months ended December 31, 2005, our employee stock option plans expired and no further options can be granted under these plans. We are evaluating a new employee stock compensation plan, but no decision has been reached.

         We use the Black-Scholes option-pricing model to calculate the fair value of options for our disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three and six months ended December 31, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Expected lives.................................      6.3 years
Expected volatility............................     54.8%
Risk-free interest rate........................      4.4%
Forfeiture rate................................       12%

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

         Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

         Dividend Yield - We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

         Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. The forfeiture rate is based on our historic forfeiture experience.

         The following table summarizes information about our stock option plans for the three and six months ended December 31, 2005.

                                                        Three Months Ended                    Six Months Ended
                                                        December 31, 2005                     December 31, 2005
                                                 ---------------------------------     --------------------------------
                                                                     Weighted                             Weighted
                                                   Number of         Average             Number of         Average
                                                     Options      Exercise Price          Options       Exercise Price
                                                 ---------------------------------     --------------------------------
Options outstanding, beginning of  period...        4,659,150         $13.38             4,765,150          $13.57
Granted.....................................          338,000           7.61               348,000            7.64
Exercised...................................          (10,000)          6.64               (10,000)           6.64
Forfeited...................................         (507,250)         10.62              (623,250)          12.56
                                                 ---------------------------------     --------------------------------
Options outstanding, end of period..........        4,479,900         $13.27             4,479,900          $13.27
                                                 =================================     ================================
Options exercisable, end of period..........        4,083,100         $13.82             4,083,100          $13.82

         Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $4.37 for a total expense, net of estimated forfeitures, of $1,343 that will be expensed over the options respective vesting period.


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

                                                              Three Months Ended                Six Months Ended
                                                                 December 31                      December 31
                                                              2005           2004              2005           2004
                                                          -----------------------------    -----------------------------
Service cost for benefits earned..................           $ 157           $175             $ 314           $351
Interest cost on benefit obligation...............             314            358               628            716
Amortization of unrecognized
     prior service cost...........................            (264)          (281)             (528)          (562)
Loss..............................................             150             98               300            195
                                                          -----------------------------    -----------------------------
Total cost........................................           $ 357           $350             $ 714           $700
                                                          =============================    =============================

         The Medicare Modernization Act provides prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, the Medicare Modernization Act does not impact our plan.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $ 27,604        $118,965        $50,181          $(8,496)       $188,254
Cost of goods sold..........................             23,793         101,621         45,722           (8,590)        162,546
                                                  -------------------------------------------------------------------------------
Gross margin................................              3,811          17,344          4,459               94          25,708

Selling, research and administrative
   expenses, and other......................              3,063           7,188          1,580                -          11,831
Restructuring and impairment costs..........                 -                -          1,141                -           1,141
                                                  -------------------------------------------------------------------------------

Operating income............................                748          10,156          1,738               94          12,736

Other income (expense):
    Net interest income (expense) and
      amortization of debt..................            (11,388)            117            697                -         (10,574)
    Other income (expense), including equity
       income (loss) in affiliates..........              6,376              (5)          (127)          (6,266)            (22)
    Intercompany interest income (expense)..              7,263          (5,117)        (2,146)               -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes...........              2,999           5,151            162           (6,172)          2,140
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)................              1,145           1,116            185           (2,160)            286
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................            $ 1,854          $4,035          $ (23)         $(4,012)        $ 1,854
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................           $50,063        $218,961       $100,216         $(15,530)       $353,710
Cost of goods sold..........................            43,004         186,631         89,912          (15,738)        303,809
                                                  -------------------------------------------------------------------------------
Gross margin................................             7,059          32,330         10,304              208          49,901

Selling, research and administrative
    expenses, and other.....................             6,020          14,226          3,522                -          23,768
Restructuring and impairment costs..........                 -               -          3,092                -           3,092
                                                  -------------------------------------------------------------------------------

Operating income............................             1,039          18,104          3,690               208         23,041

Other income (expense):
    Net interest income (expense) and
      amortization of debt..................           (22,305)            184          1,363                 -        (20,758)
    Other income (expense), including equity
       income in affiliates.................             9,482              37           (554)           (9,506)          (541)
    Intercompany interest income (expense)..            14,389         (10,400)        (3,989)                -              -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes...........             2,605           7,925            510            (9,298)         1,742
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)................             1,040           2,047            344            (3,254)           177
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................           $ 1,565         $ 5,878      $     166           $(6,044)       $ 1,565
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................            $29,129        $108,060        $51,366          $(7,933)       $180,622
Cost of goods sold..........................             23,189          87,550         46,551           (7,815)        149,475
                                                  -------------------------------------------------------------------------------
Gross margin................................              5,940          20,510          4,815             (118)         31,147

Selling, research and administrative
   expenses, and other......................              4,034           5,075          2,242                -          11,351
Restructuring and impairment costs..........                 -                1         12,372                -          12,373
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              1,906          15,434         (9,799)            (118)          7,423

Other income (expense):
    Net interest income (expense) and
      amortization of debt..................            (11,526)             63            184                -         (11,279)
    Other income (expense), including equity
       income (loss) in affiliates..........              6,962              20          7,322            (6,864)         7,440
    Intercompany interest income (expense)..              7,663          (5,824)        (1,838)               (1)             -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes...........              5,005           9,693         (4,131)           (6,983)         3,584
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)................              2,092           4,086         (2,601)           (2,906)           671
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................             $2,913          $5,607       $ (1,530)          $(4,077)       $ 2,913
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Net sales...................................            $52,411        $208,049       $102,677         $(15,192)       $347,945
Cost of goods sold..........................             41,800         168,220         92,061          (14,912)        287,169
                                                  -------------------------------------------------------------------------------
Gross margin................................             10,611          39,829         10,616             (280)         60,776

Selling, research and administrative
    expenses, and other.....................              7,129          10,411          4,140                -          21,680
Restructuring and impairment costs..........                  1             121         13,447                -          13,569
                                                  -------------------------------------------------------------------------------

Operating income (loss).....................              3,481          29,297         (6,971)            (280)         25,527

Other income (expense):
    Net interest income (expense) and
      amortization of debt..................            (22,857)             24            276                -         (22,557)
    Other income (expense), including equity
       income in affiliates.................             15,878             174          7,203          (15,848)          7,407
    Intercompany interest income (expense)..             15,511          (11,972)       (3,539)               -               -
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes...........             12,013          17,523          (3,031)        (16,128)         10,377
                                                  -------------------------------------------------------------------------------

Income tax expense (benefit)................              4,685           6,745         (2,091)          (6,290)          3,049
                                                  -------------------------------------------------------------------------------

Net income (loss)...........................            $ 7,328        $ 10,778         $ (940)        $ (9,838)         $7,328
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................         $    1,031          $  191        $ 9,255     $        -          $10,477
  Accounts receivable, net of allowance.....             18,985          73,152         29,201              -          121,338
  Inventories...............................             30,855          68,117         22,086           (570)          120,488
  Other current assets......................              3,042           3,410            700              -            7,152
  Intercompany accounts receivable..........                  -          19,339              -        (19,339)               -
                                                  -------------------------------------------------------------------------------
Total current assets........................             53,913         164,209         61,242        (19,909)         259,455

Property, plant and equipment, net..........             57,056         338,263        143,698              -          539,017
Goodwill and intangibles, net...............             20,937          52,683         95,316              -          168,936
Intercompany notes receivable...............            343,956               -              -       (343,956)               -
Other assets, including investment in
   subsidiaries.............................            315,620         342,037        115,918       (759,325)          14,250
                                                  -------------------------------------------------------------------------------
Total assets................................           $791,482        $897,192       $416,174     $(1,123,190)        $981,658
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 6,390        $ 19,890        $ 9,704     $         -         $ 35,984
  Other current liabilities.................             20,657          18,229         14,701               -           53,587
  Intercompany accounts payable.............             15,921               -          3,418         (19,339)               -
                                                  -------------------------------------------------------------------------------
Total current liabilities...................             42,968          38,119         27,823         (19,339)          89,571

Long-term debt..............................            562,336               -              -               -          562,336
Deferred income taxes.......................            (43,370)         61,736         13,553               -           31,919
Other long-term liabilities.................              7,212          13,740          1,341               -           22,293
Intercompany notes payable..................                  -         208,189        135,767        (343,956)               -
Stockholders'/invested equity...............            222,336         575,408        237,690        (759,895)         275,539
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity..           $791,482        $897,192       $416,174     $(1,123,190)        $981,658
                                                  ===============================================================================

CONDENSED CONSOLIDATING BALANCE SHEETS
BALANCE SHEETS
As of June 30, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor     Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries     Adjustments     Consolidated
                                                  -------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents.................             $  860          $  151        $ 8,915          $     -         $ 9,926
  Accounts receivable, net..................             16,147          70,636         31,432                -         118,215
  Inventories...............................             21,745          57,932         28,997             (779)        107,895
  Other current assets......................              4,521           3,995          1,952                -          10,468
  Intercompany accounts receivable..........                  -          22,741              -          (22,741)              -
                                                  -------------------------------------------------------------------------------
Total current assets                                     43,273         155,455         71,296          (23,520)        246,504

Property, plant and equipment, net..........             55,720         342,455        127,756                -         525,931
Goodwill and intangibles, net...............             20,962          53,827         92,217                -         167,006
Intercompany notes receivable...............            333,295               -              -         (333,295)              -
Other assets, including investment in
   Subsidiaries.............................            301,239         323,095        113,840         (727,878)         10,296
                                                  -------------------------------------------------------------------------------
Total assets                                           $754,489        $874,832       $405,109      $(1,084,693)       $949,737
                                                  ===============================================================================

Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable....................            $ 7,213        $ 20,841        $ 9,172          $     -        $ 37,226
  Other current liabilities.................             20,450          18,094         11,918                -          50,462
  Intercompany accounts payable.............             20,179               -          2,562          (22,741)              -
                                                  -------------------------------------------------------------------------------
Total current liabilities                                47,842          38,935         23,652          (22,741)         87,688

Long-term debt..............................            535,539               -              -                -         535,539
Deferred income taxes.......................            (43,918)         62,764         15,814                -          34,660
Other long-term liabilities.................              6,822          14,081          1,358                -          22,261
Intercompany notes payable..................                  -         212,620        120,675         (333,295)              -
Stockholders'/invested equity...............            208,204         546,432        243,610         (728,657)        269,589
                                                  -------------------------------------------------------------------------------
Total liabilities and stockholders' equity..           $754,489        $874,832       $405,109      $(1,084,693)       $949,737
                                                  ===============================================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations             $(11,971)       $ 15,857         $5,009         $  8,895

Investing activities:
Purchases of property, plant and equipment..            (3,885)        (10,775)       (19,698)         (34,358)
Other.......................................                 -            (276)             -             (276)
                                                  ---------------------------------------------------------------
Net cash used in investing activities.......            (3,885)        (11,051)       (19,698)         (34,634)

Financing activities
Net borrowings  under revolving
      line of credit........................            42,250               -              -           42,250
Net borrowings (payments) on long-term
     debt and other.........................           (26,223)         (4,766)        15,092          (15,897)
                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing
     activities.............................            16,027          (4,766)        15,092           26,353

Effect of foreign currency rate fluctuations
     on cash................................                 -               -            (63)             (63)
                                                  ---------------------------------------------------------------

Increase in cash and cash equivalents.......               171              40            340              551
Cash and cash equivalents at beginning
     of period..............................               860             151          8,915            9,926
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period            $  1,031          $  191         $9,255          $10,477
                                                  ===============================================================


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2004

                                                     Buckeye        Guarantors        Non-
                                                   Technologies         US          Guarantor
                                                       Inc.        Subsidiaries   Subsidiaries    Consolidated
                                                  ---------------------------------------------------------------
Net cash provided by (used in) operations              $(8,413)        $33,761         $4,217          $29,565

Investing activities:
Purchases of property, plant and equipment..            (1,361)         (8,989)        (1,429)         (11,779)
Proceeds from sale of assets and other......                 -            (219)        13,794           13,575
                                                  ---------------------------------------------------------------
Net cash provided by (used in) investing
    activities..............................            (1,361)         (9,208)        12,365            1,796

Financing activities
Payments for debt issuance..................                (5)              -              -               (5)
Net payments on long-term debt and other....            (4,263)        (24,403)        (3,669)         (32,335)
                                                  ---------------------------------------------------------------
Net cash used in financing activities.......            (4,268)        (24,403)        (3,669)         (32,340)

Effect of foreign currency rate fluctuations
     on cash................................                 -               -          1,859            1,859
                                                  ---------------------------------------------------------------

Increase (decrease) in cash and
    cash equivalents........................           (14,042)            150         14,772              880
Cash and cash equivalents at beginning
     of period..............................            14,746             103         12,386           27,235
                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period            $    704           $ 253        $27,158          $28,115
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

         Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and six months ended December 31, 2005 to the three and six months ended December 31, 2004.

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

         The three and six months ended December 31, 2005 were challenging periods for us. While none of our operations suffered serious physical damage from Hurricane Katrina, the disruptions caused by the storm and the impact of already high energy, chemical and transportation costs caused our earnings to fall significantly below those earned during the same periods in 2004. Net income was $1.9 million and $1.6 million for the three and six months ended December 31, 2005 versus net income of $2.9 million and $7.3 million during the same periods of 2004.

         Hurricane Katrina followed by Hurricane Rita drove already high energy and chemical costs even higher and forced transportation providers to increase their pricing. Our energy, chemical, and transportation costs increased by approximately $10 million and $18 million during the three and six months ended December 31, 2005 versus the same periods of the prior year. This major change in pricing for these items had a significant adverse impact on our earnings. In addition, the demand for domestic transportation, especially in the southeastern United States, remains very tight as trucks and railcars are being diverted to supply the hurricane-ravaged Gulf Coast with needed supplies for cleanup and rebuilding. Although to date this has not had a significant impact on our sales, the limited supply of transportation vehicles has put additional pressure on our operations.

     As a result of the extraordinary and unprecedented high costs, we announced the implementation of product price surcharges of up to 5% on our products. This surcharge was effective over most of our products manufactured in the United States (excluding fluff pulp) starting October 1, 2005. The product price surcharge improved revenues by $2.4 million for the three months ended December 31, 2005. The surcharge will remain in place for the quarter ending March 31, 2006 and we will continue to evaluate the product price surcharge on a quarterly basis.

         The positive events in our markets and our ability to strengthen our balance sheet are being dampened by higher costs for energy, chemicals and other materials. High costs in these areas are impacting our operating margins. Since demand for our high-end specialty fibers is sufficiently strong, we have implemented price increases as our sales contracts renewed. A majority of our annual sales agreements are renewed on a calendar year basis; therefore, we have implemented price increases beginning January 1, 2006.

         In spite of the higher costs, we are encouraged by progress on several fronts:

o In January 2006, we established a new organization within Buckeye whose mission is to bring new products to the market on an accelerated schedule. The new organization will be focused on improving our marketing capability and increasing the speed at which we commercialize new products.

o We are continuing to establish our sales and distribution network for UltraFiber 500TM, a revolutionary concrete-reinforcing fiber. UltraFiber 500TM is a niche product for the building industry and a great example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Each sale of UltraFiber 500(TM) advances us toward our goal of reducing our dependency on fluff pulp.

o Our plan to transition the specialty fibers production currently supplied by Glueckstadt, Germany to our lower-cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding. During November 2005, we ceased tolling production at our Americana, Brazil facility in order to complete the upgrade of the facility. In December, we permanently ceased production at our Glueckstadt facility. In January 2006, we began the process of qualifying products produced at our Americana facility with our customers. We believe we are well-positioned to supply cotton-based specialty fiber products from our facilities in Memphis, Tennessee and Americana, Brazil with a significantly more favorable cost structure once we reach full production at the Americana facility.

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


Results of Operations

Consolidated results

         The following table compares components of operating income for the three and six months ended December 31, 2005 and 2004.

---------------------------------------------------------------------------------------------------------------------------
            (millions)               Three Months Ended December 31                    Six Months Ended December 31
                                      2005    2004      Change     % Change       2005       2004        Change   % Change
                                   -------------------------------------------  -------------------------------------------
Net sales                           $188.3   $180.6     $ 7.7          4%        $353.7      $347.9     $  5.8       2%
Cost of goods sold                   162.6    149.6      13.0          9%         303.8       287.1       16.7       6%
                                   -------------------------------------------  -------------------------------------------
Gross margin                          25.7     31.0      (5.3)       (17%)         49.9        60.8      (10.9)    (18%)
Selling, research and
     administrative expenses          11.4     10.7       0.7          7%          22.8        20.5        2.3      11%
Impairment costs                         -     12.0     (12.0)         *              -        12.0      (12.0)      *
Restructuring costs                    1.1      0.3       0.8          *            3.1         1.6        1.5       *
Amortization of intangibles
     and other                         0.5      0.6      (0.1)       (17%)          1.0         1.2       (0.2)     (17%)
                                    ------------------------------------------- --------------------------------------------
Operating income                     $12.7    $ 7.4     $ 5.3         72%         $23.0      $ 25.5     $ (2.5)     (10%)
                                   ===========================================  ============================================
* Percent change not meaningful

         Net sales increased primarily due to improved pricing on our products during the three and six months ended December 31, 2005. Demand for high-end specialty fibers helped drive prices higher throughout the year. Additionally, the implementation of the product price surcharge effective October 1, 2005 had a positive impact on revenues.

         As mentioned in the executive summary, margins were negatively impacted by high costs related to increases in the pricing of energy, chemicals and transportation. During the three and six months ended December 31, 2005, these costs were higher by approximately 32% and 31%, respectively, versus the same periods in 2004.

         Increases in selling, research and administrative expenses also had a negative impact on our operating margins. Expenses related to the establishment of an UltraFiber 500TM sales force and distribution network, the expensing of share-based payments and the expensing of previously capitalized patent costs contributed to the increased costs.

          As part of the announced closure of the Glueckstadt, Germany specialty fibers facility, we continued to incur restructuring related expenses in the three months ended December 31, 2005. We incurred $1.1 million and $3.1 million of expenses during the three and six months ended December 31, 2005, respectively, and expect to incur an additional $0.5 million related to this restructuring during the remainder of fiscal year 2006. As of December 31, 2005, we have incurred $6.0 million of restructuring costs as part of this planned closure.

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

Specialty fibers

         The following table compares specialty fibers net sales and operating income for the three and six months ended December 31, 2005 and 2004.

     (millions)                Three Months Ended December 31                       Six Months Ended December 31
                               ------------------------------                       ----------------------------
                          2005        2004       Change     % Change         2005        2004       Change      % Change
                      -------------------------------------------------   --------------------------------------------------
Net sales                $137.9      $129.9      $ 8.0        6%            $252.5      $247.9    $  4.6          2%
Operating income           11.6        17.1       (5.5)     (32%)             21.7        33.9     (12.2)       (36%)

         Demand for our high-end specialty fibers products and the implementation of a product price surcharge pushed pricing and net sales higher during the three and six months ended December 31, 2005 versus 2004. The quarter ended December 31, 2005 was also positively impacted by a 21% increase in fluff pulp sales versus the same quarter in 2004. This additional quarterly increase was primarily related to the timing of fluff pulp shipments during the six months ended December 31, 2005. For the six months ended December 31, 2005, fluff pulp sales were about equal to the same period in 2004. Our average fluff pulp price increased by 2% year over year for the six month period ending December 31, 2005 and fluff pulp sales accounted for 16.1% of our sales for the period.

         Higher costs for energy, chemicals and transportation combined with strong demand in our high-end markets allowed us to raise prices during the year. However, due to the rapid and continued increase in costs we were unable to maintain our margins at the same level as those realized during the three and six months ended December 31, 2004.

         Our specialty fibers manufacturing costs for chemicals, energy and transportation increased by approximately $9 million for the three months and $16 million for the six months ended December 31, 2005 as compared to the same periods in 2004, respectively. While we have made some progress to recover a portion of these costs through reductions in usage, increased pricing for our products and the implementation of a product price surcharge that went into effect on October 1, 2005, we expect that these abnormally high energy, chemical and transportation prices will continue to put pressure on our margins during the upcoming quarters.

         In addition to recovering margins through increased pricing, we are also working on ways to reduce manufacturing costs. Where possible, we transitioned our energy supply from natural gas to fuel oil. Although natural gas is a very efficient energy source, the current market prices make it more economical to purchase lower cost fuel oil. We continue to look for alternatives to reduce costs and recover margins.

         Overall, our specialty fibers inventories increased during the six months ended December 31, 2005. However, our inventories for high-end specialty wood products remain at very low levels. A portion of the increase in our high-end specialty cotton inventories was in preparation for the final transition of production from Glueckstadt, Germany to our Memphis, Tennessee and Americana, Brazil facilities. We ceased production at our Glueckstadt, Germany facility in December of 2005.

         We continue to move forward with developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we anticipate that, when we reach full capacity, this facility will be a significant contributor to our profitability. We completed the upgrade and began the process of qualifying our facility with our customers during January of 2006. With the cessation of tolling production in late November to facilitate the upgrade, we continued incurring pre-production expenses without offsetting revenue. During the three months ended December 31, 2005, the net impact of these pre-production expenses without offsetting revenues decreased earnings by approximately $2.4 million versus the same period in 2004. We expect to continue to incur startup and transition costs during the remainder of the fiscal year as we qualify the plant and ramp up volume.

Nonwoven materials

         The following table compares nonwoven materials net sales and operating income for the three and six months ended December 31, 2005 and 2004.

       (millions)                 Three Months Ended December 31                   Six Months Ended December 31
                                  ------------------------------                   ----------------------------
                             2005        2004      Change     % Change        2005      2004     Change     % Change
                          -------------------------------------------------------------------------------------------
Net sales                    $58.5      $58.1      $ 0.4         1%         $115.8    $114.0      $ 1.8        2%
Operating income               2.7        3.4       (0.7)      (21%)           5.3       7.0       (1.7)     (24%)

         Improvements in the mix and selling prices for our nonwoven materials resulted in an increase in net sales during the three and six months ended December 31, 2005 versus the same periods in 2004. In an effort to offset rising prices for raw materials and other manufacturing costs, sales price increases were implemented during the year. Effective October 1, 2005 a product pricing surcharge for most of our products manufactured in the United States was implemented to offset higher energy related costs. Increased demand for tabletop products in our European markets contributed to an improved mix. These improvements were offset by the 13% weakening of the euro since December 31, 2004. A majority of our products produced and sold at our Steinfurt, Germany facility are priced in euros and the weakening of the euro had a negative impact on the translation of these revenues.

         Operating income declined during the three and six months ended December 31, 2005 versus the same period in 2004. Declining operating margins were caused by the continued escalation of prices for raw materials and other manufacturing costs. Impacts from Hurricane Katrina exacerbated the problem and drove energy-related costs even higher. Energy, chemical and transportation costs were approximately $1 million and $2 million higher for the three and six months ended December 31, 2005 versus the same periods in 2004. Additionally, the continued strengthening of the Canadian dollar created further pressure on operating costs at our nonwoven materials facility in Delta, British Columbia.

Restructuring and impairment activities

         During fiscal years 2005, 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the six month period ended December 31, 2005 and 2004.

-------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended         Total        Estimate to
                                                          December 31           Program       Complete at
                                                          -----------           Charges       December 31,
(millions)                                              2005        2004        To Date           2005
-------------------------------------------------------------------------------------------------------------
Restructuring costs
   2005 Restructuring program...............            $3.1       $   -        $ 6.0            $0.5
   2004 Restructuring program...............               -         1.2          3.0               -
   2003 Restructuring program - phase 2.....               -         0.3          3.4               -
   2003 Restructuring program - phase 1.....               -         0.1          2.7               -
                                                     --------------------------------------------------------
Total restructuring costs                               $3.1        $1.6        $15.1            $0.5
                                                     ========================================================

2005 Restructuring program

         In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant's costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar year 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt's costs were denominated in euros, this substantial strengthening had a negative impact on Glueckstadt's cost position and margin. Additionally, Glueckstadt's process water, waste treatment and energy costs were more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004.

         After careful consideration of all the options available, we decided to close the Glueckstadt facility and consolidate production at our two other specialty fibers manufacturing facilities. Production at Glueckstadt ceased in December 2005. We expect the closure of our Glueckstadt facility and the transfer of the cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities will ultimately yield a superior cost structure and improve margins.

         The closure of the Glueckstadt facility resulted in the termination of 98 employees as of December 31, 2005 and will result in an additional five terminations during the remainder of fiscal 2006. We expect restructuring expenses related to the closure to total approximately $6.5 million and payments will extend through the end of fiscal year 2006. We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually and to reduce working capital needs by approximately $6 million.

         In anticipation of the closure of the facility, customers increased their inventories to ensure a smooth transition as they qualified material supplied from our Memphis, Tennessee facility. Due to the increased demand, we were able to increase pricing and make incremental sales from inventory. Additionally, as a result of the impairment of the Glueckstadt plant and equipment, our depreciation expense decreased during the period. Although we are recognizing some of the benefit of the closure, and will recognize further benefit subsequent to the cessation of production, we do not expect to realize the full on-going benefit of the closure until fiscal year 2007.

2004 Restructuring program

         Due to excess production capacity around the globe, we operated our Cork, Ireland nonwoven materials facility below its productive capacity from its inception in 1998. Because of its location and small size, our cost to produce at Cork was higher than at our other locations. Due to these issues, we decided to close the Cork facility and consolidate production at our three other nonwoven manufacturing facilities. Production at Cork ceased in July 2004. Closing our Cork facility reduced our nonwovens capacity by about 10%.

         We continued to meet customer needs for nonwoven materials by producing these products at our facilities in Delta, British Columbia, Canada; Steinfurt, Germany; and Gaston County, North Carolina. This consolidation reduced working capital needs, and we began to realize fully the on-going cost benefit from operating one less facility during the third quarter of fiscal year 2005. The closure of the Cork facility and related reorganization of the nonwoven materials segment resulted in the termination of 89 employees and resulted in restructuring expenses totaling $3.0 million. We do not expect additional expenses related to this program.

2003 Restructuring programs (phase 1 and phase 2)

         In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers facility in Lumberton, North Carolina. To better meet our customers' needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization enabled us to improve our operating results by approximately $6 million annually.

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

Net interest expense and amortization of debt costs

         Net interest expense and amortization of debt costs decreased $0.7 million and $1.8 million for the three and six month periods ending December 31, 2005 versus the same periods in the prior year. Our decrease in average outstanding debt had a positive impact on interest expense during the periods. Also contributing to the improvement was the impact of capitalizing interest for the Americana facility capital improvements. The total amount of interest capitalized during the period, related to the Americana project, was $0.6 million and $1.1 million for the three and six months ended December 31, 2005. These improvements were partially offset by higher variable interest rates. The weighted average effective interest rate on our variable rate debt increased from 4.8% at December 31, 2004 to 6.6% at December 31, 2005.

Income tax expense

         Our effective tax rates for the three and six months ended December 31, 2005 were 13% and 10% versus 19% and 29% for the same periods in 2004. Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. During the three months ended December 31, 2005, we analyzed and corrected the rates and methodology used to value our state deferred taxes. The resulting adjustment was a $0.6 million net tax benefit. We currently expect the effective tax rate for the remainder of the fiscal year to be 35%, resulting in an overall estimated tax rate of 31% for fiscal year 2006.

Loss on early extinguishment of debt costs

         On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the six months ended December 31, 2005.

Foreign exchange and other

         The Canadian dollar strengthened against the U.S. dollar during the six months ended December 31, 2005, increasing 6% during the period. We incurred foreign exchange losses and other expense of $0.4 million, due primarily to this strengthening.



 Financial Condition

Liquidity and capital resources

         We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of December 31, 2005 and believe we will continue to remain in compliance.

         On December 31, 2005, we had $10.5 million of cash and cash equivalents and $22.7 million borrowing capacity on our revolver as defined in Note 6. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of December 31, 2005, our liquidity, including available borrowings and cash and cash equivalents was approximately $33.2 million.

         While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

         The following table provides a summary of cash flows for the six month periods ended December 31, 2005 and December 31, 2004.

                                                                       Six Months Ended
                                                                          December 31
                                                                  ----------------------------
  (millions)                                                          2005           2004
                                                                  ----------------------------
  Operating activities:
     Net income........................................                 $ 1.6         $ 7.3
     Noncash charges and credits, net..................                  23.3          32.9
     Changes in operating assets and liabilities, net..                 (16.0)        (10.6)
                                                                  ----------------------------
  Net cash provided by operating activities............                   8.9          29.6

  Investing activities:
     Purchases of property, plant and equipment........                (34.4)         (11.8)
     Other investing activities........................                 (0.3)          13.6
                                                                  ----------------------------
  Net cash provided by (used in) investing activities..                (34.7)           1.8

  Financing activities:
     Net borrowings under lines of credit..............                 42.3              -
     Payments on long-term debt and other..............                (15.8)         (32.3)
                                                                  ----------------------------
  Net cash provided by (used in) financing activities..                 26.5          (32.3)

  Effect of foreign currency rate fluctuations on cash                  (0.1)           1.8
                                                                  ----------------------------

     Net increase in cash and cash equivalents                          $ 0.6          $0.9
                                                                  ============================
Cash provided by operating activities

         The $20.6 million decrease in cash flows from operating activities during the six months ended December 31, 2005 was partially the result of a decrease in earnings. Additionally, net income for the six months ended December 31, 2004 included non-cash impairment expenses of $12.0 million that were not repeated for the six months ended December 31, 2005. The combination of decrease in net earnings and absence on the non-cash impairment charges account for $17.7 million of the decrease.

         Additionally, changes in operating assets and liabilities had a more significant negative impact on operating cash flows due to the $12.4 million increase in inventories during the six months ended December 31, 2005. Although the closure of our Glueckstadt, Germany cotton cellulose facility will improve working capital in fiscal year 2006, this improvement will be largely offset by the increased working capital requirements at our Americana, Brazil specialty fibers facility as we move away from the current tolling arrangement to market production during calendar year 2006. Overall, we do not expect changes in operating assets and liabilities will be significant contributors to operating cash flow in fiscal year 2006.

Net cash provided by (used in) investing activities

         Purchases of property, plant and equipment increased during the six months ended December 31, 2005 versus the same period in 2004 primarily due to expenditures related to the project to add full market capability to our Americana, Brazil cotton cellulose facility. We estimate the total cost of this facility improvement to be approximately $31 million, of which approximately $7.0 million and $18.2 million was spent during the six months ended December 31, 2005. This increase of $5 million over our previous estimate was primarily driven by higher than expected construction and installation costs and the continued strength of the Brazilian real. We expect the remaining $1.5 million related to the Americana facility upgrade will be spent during the remainder of fiscal 2006. We expect that our total capital expenditures will be approximately $45 million for fiscal 2006.

         The generation of cash through investing activities during the six months ended December 31, 2004 was the result of selling the Cork, Ireland building and equipment during December 2004 for net proceeds of $13.2 million.

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

Net cash provided by (used in) financing activities

         During the six months ended December 31, 2005, we used net borrowings on our revolving credit facility to finance the capital investments we are making in our Americana, Brazil facility. We also used net borrowings on the revolver to redeem, at par, $15 million principal amount of our high interest rate, 9.25%, senior subordinated notes due in 2008. We intend to continue to call portions of the remaining $65 million of these notes over the next several years ahead of their maturity in the fall of 2008. These partial calls will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure.

Treasury stock

         Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the three months ended December 31, 2005. Through December 31, 2005, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

         There have been no material changes to our contractual obligations since our disclosure in our Annual Report. The following table summarizes our significant contractual cash obligations as of December 31, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions) Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                                       Fiscal      Fiscal 2007    Fiscal 2009
Contractual Obligations                  Total           2006 (1)    and 2008      and 2010        Thereafter
-----------------------------------------------------------------------------------------------------------------

Long-term obligations (2)......          $816.4          $22.7         $97.7         $280.5            $415.5
Capital lease obligations (3)..             2.0            0.4           1.2            0.4                 -
Operating leases ..............             4.0            1.2           2.6            0.2                 -
Timber commitments ............            73.5           14.2          25.1           27.2               7.0
Lint commitments ..............            17.0           17.0             -              -                 -
Other purchase commitments (4)             12.8           10.1           2.7              -                 -
                                     ----------------------------------------------------------------------------
Total contractual cash
   obligations.................          $925.7          $65.6        $129.3         $308.3            $422.5
                                     ============================================================================

(1) Cash obligations for the remainder of fiscal 2006.

(2) Amounts include related interest payments. Interest payments for variable debt of $141.1 million are based on the effective rate as of December 31, 2005 of 6.6%.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of December 31, 2005, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2005 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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


Item 4. Submission of Matters to a Vote of Security Holders

         On November 3, 2005, we held our Annual Meeting of Stockholders. At the meeting, George W. Bryan, R. Howard Cannon and Katherine Buckman Gibson were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Bryan, 34,878,024 votes were cast in favor and 581,339 votes were withheld. For Mr. Cannon, 30,359,983 votes were cast in favor and 5,099,380 were withheld. For Ms. Gibson, 35,267,792 votes were cast in favor and 191,571 were withheld.

         Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Robert E. Cannon, Red Cavaney, John B. Crowe, Kathy Buckman Gibson, David B. Ferraro, Henry F. Frigon, and Lewis E. Holland.

         The stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors. 35,152,203 votes were cast in favor of the ratification, 303,053 were cast against and 4,107 votes abstained.

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


BUCKEYE TECHNOLOGIES INC.



By: /S/ DAVID B. FERRARO
    -----------------------
David B. Ferraro, Chief Executive Officer

Date: January 24, 2006




By:  /S/ KRISTOPHER J. MATULA
     -------------------------
Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: January 24, 2006