Form 10-Q
period 2006-03-31
BUCKEYE TECHNOLOGIES INC
filed 2006-04-27
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
Delaware
(state or other jurisdiction of incorporation)

Internal Revenue Service — Employer Identification No. 62-1518973

1001 Tillman Street, Memphis, TN 38112
901-320-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

As of April 21, 2006, there were outstanding 37,661,164 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net sales	$181,407	$180,910	$535,117	$528,855
Cost of goods sold	157,063	150,700	460,872	437,869
Gross margin	24,344	30,210	74,245	90,986

Selling, research and administrative expenses	12,293	11,076	35,053	31,550
Amortization of intangibles and other	486	613	1,494	1,819
Impairment of long-lived assets	1,469	-	1,469	12,010
Restructuring costs	333	616	3,425	2,175
Operating income	9,763	17,905	32,804	43,432

Net interest expense and amortization of debt costs	(11,061)	(11,076)	(31,819)	(33,633)
Gain on sale of assets held for sale	-	30	-	7,203
Loss on early extinguishment of debt	-	(242)	(151)	(242)
Foreign exchange and other	148	(971)	(242)	(737)

Income (loss) before income taxes	(1,150)	5,646	592	16,023
Income tax expense (benefit)	(355)	1,552	(178)	4,601

Net income (loss)	$(795)	$4,094	$770	$11,422

Earnings (loss) per share
Basic	($0.02)	$0.11	$0.02	$0.31
Diluted	($0.02)	$0.11	$0.02	$0.30

Weighted average shares for basic earnings per share	37,638	37,499	37,606	37,400
Adjusted weighted average shares for diluted earnings per share	37,638	37,723	37,646	37,595

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2006	June 30 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,146	$9,926
Accounts receivable, net	113,354	118,215
Inventories	117,209	107,895
Deferred income taxes and other	8,289	10,468
Total current assets	249,998	246,504

Property, plant and equipment	948,870	902,970
Less accumulated depreciation	(412,406)	(377,039)
	536,464	525,931
Goodwill	143,633	139,430
Intellectual property and other, net	39,639	37,872
Total assets	$969,734	$949,737

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,097	$37,226
Accrued expenses	48,599	48,401
Current portion of capital lease obligation	774	685
Current portion of long-term debt	998	1,376
Total current liabilities	82,468	87,688

Long-term debt	552,959	535,539
Accrued postretirement benefits	19,393	19,206
Deferred income taxes	30,816	34,660
Capital lease obligation	785	1,382
Other liabilities	1,916	1,673
Stockholders’ equity	281,397	269,589
Total liabilities and stockholders’ equity	$969,734	$949,737

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2006	2005
Operating activities
Net income	$770	$11,422
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	1,469	12,010
Depreciation	34,947	34,703
Amortization	2,408	2,699
Loss on early extinguishment of debt	151	242
Deferred income taxes and other	(2,887)	5,466
Gain on sale of assets held for sale	-	(7,203)
Changes in operating assets and liabilities:
Accounts receivable	6,545	(1,752)
Inventories	(8,758)	(4,786)
Other assets	(4,267)	(4,027)
Accounts payable and other current liabilities	(5,338)	9,021
Net cash provided by operating activities	25,040	57,795
Investing activities
Purchases of property, plant and equipment	(41,179)	(23,014)
Proceeds from sale of assets	42	13,662
Other	(376)	(401)
Net cash used in investing activities	(41,513)	(9,753)
Financing activities
Net borrowings under lines of credit	33,486	1,200
Payments for debt issuance costs	-	(5)
Payments on long-term debt and other	(16,636)	(67,344)
Net proceeds from sale of equity interests and other	549	2,672
Net cash provided by (used in) financing activities	17,399	(63,477)
Effect of foreign currency rate fluctuations on cash	294	1,061
Increase (decrease) in cash and cash equivalents	1,220	(14,374)
Cash and cash equivalents at beginning of period	9,926	27,235
Cash and cash equivalents at end of period	$11,146	$12,861

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

Translation adjustment

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE 2:	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net income (loss) applicable to common shareholders	$(795)	$4,094	$770	$11,422

Weighted-average shares of common stock outstanding	37,638	37,499	37,606	37,400
Effect of diluted shares	-	224	40	195
Weighted-average common and common equivalent shares outstanding	37,638	37,723	37,646	37,595

Earnings per share
Basic	$(0.02)	$0.11	$0.02	$0.31
Diluted	$(0.02)	$0.11	$0.02	$0.30

NOTE 3:	SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment, and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$127,223	$61,171	$(6,987)	$181,407
	2005	132,344	56,617	(8,051)	180,910
Operating income (loss)	2006	7,010	5,105	(2,352)	9,763
	2005	15,192	3,552	(839)	17,905
Depreciation and amortization of	2006	7,439	3,842	802	12,083
intangibles	2005	6,931	4,412	893	12,236
Capital expenditures	2006	5,999	484	338	6,821
	2005	9,566	943	726	11,235

Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$379,682	$176,957	$(21,522)	$535,117
	2005	380,244	170,604	(21,993)	528,855
Operating income (loss)	2006	28,732	10,404	(6,332)	32,804
	2005	49,140	10,568	(16,276)	43,432
Depreciation and amortization of	2006	22,119	11,942	2,489	36,550
intangibles	2005	21,015	13,038	2,636	36,689
Capital expenditures	2006	38,591	1,489	1,099	41,179
	2005	19,768	2,180	1,066	23,014

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

NOTE 4: IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

In December 2005, we ceased production of specialty fibers at our Glueckstadt, Germany facility. See Note 5 - Restructuring costs for more information on this closure. During the three months ended March 31, 2006, we began to actively market the land and buildings, and the equipment which had carrying values of $1,600 and $496, respectively. During the three months ended March 31, 2006, management determined that the plan of sale criteria in SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, had been met. Accordingly, management reevaluated its estimate of fair value less the cost to sell the assets and determined an additional impairment should be recognized for the land and buildings. Current markets and third party interest for the land and buildings indicate we will not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the land and buildings to their fair value less costs to sell of $121 and recorded an impairment charge of $1,469 during the three months ended March 31, 2006. Although we believe the current carrying value less cost to sell represents the fair value of the land and buildings, and the equipment, it is possible the actual results of a sale could materially differ from amounts estimated.

The carrying value of the land and buildings, and the equipment was classified in property, plant and equipment as of June 30, 2005 and has been reclassified to current assets held for sale and is presented under the "Deferred income taxes and other" caption in the balance sheet as of March 31, 2006.

NOTE 5:	RESTRUCTURING COSTS

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

During fiscal 2005, we entered into another restructuring program. As part of this program, we discontinued production of cotton-based specialty fibers at our Glueckstadt, Germany facility during December 2005. The closure of the Glueckstadt facility resulted in the termination of 101 employees as of March 31, 2006 and will result in an additional two terminations during the remainder of calendar year 2006. We expect restructuring expenses related to the closure to be approximately $6,500 and payments related to the restructuring program to extend through the end of fiscal year 2006.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses. Accrual balances are included in “Accrued expenses” in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segment for the nine months ended March 31, 2006.

	Nine Months Ended March 31, 2006
	Accrual Balance as of June 30, 2005	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of March 31, 2006	Program Charges to Date	Total Estimated Charges
2003 Restructuring Program-Phase 2
Severance and employee benefits
Specialty fibers	$13	$10	$(1)	$(22)	$-	$1,894	$1,894
Nonwoven materials	-	-	-	-	-	39	39
Corporate	-	-	-	-	-	1,514	1,514
Total 2003 Program-Phase 2	13	10	(1)	(22)	-	3,447	3,447
2005 Restructuring Program
Specialty fibers
Severance and employee benefits	2,311	2,608	11	(4,705)	225	5,080	5,100
Other miscellaneous expenses	147	807	(1)	(832)	121	1,286	1,400
Total 2005 Program	2,458	3,415	10	(5,537)	346	6,366	6,500

Total All Programs	$2,471	$3,425	$9	$(5,559)	$346	$9,813	$9,947

NOTE 6:	INVENTORIES

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

The components of inventory consist of the following:

	March 31 2006	June 30 2005

Raw materials	$34,823	$33,433
Finished goods	59,941	53,353
Storeroom and other supplies	22,445	21,109
	$117,209	$107,895

NOTE 7:	DEBT

The components of long-term debt consist of the following:

	March 31 2006	June 30 2005
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	64,890	79,832
2010	152,184	152,558
Credit facility	131,883	99,525
Other	5,000	5,000
	553,957	536,915
Less current portion	998	1,376
	$552,959	$535,539

Senior Notes - During September 2003, we placed privately $200,000 in aggregate principal amount of 8.5% Senior Notes due October 1, 2013. In fiscal year 2004, we exchanged these outstanding notes for public notes with the same terms. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness.

Senior Subordinated Notes - During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the “2008 Notes”). These notes have been redeemable at our option, in whole or in part, at any time since September 15, 2004, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

During fiscal year 2005, we redeemed $20,000 of the 2008 Notes. Also during the nine months ended March 31, 2006, we called and redeemed an additional $15,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During the nine months ended March 31, 2006, we recorded non-cash expenses of $151 related to the early extinguishment of debt.

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

Under the indentures governing our senior subordinated notes, as well as the indenture that governs our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called “ratio debt” or, alternatively, must be permitted in form and amount as “Permitted Indebtedness.” In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. Currently, we exceed the required 2:1 ratio and as a result are not limited to the “ratio debt” restrictions under the indentures governing the senior notes and the senior subordinated notes to the extent that future incurrence of debt does not cause us to exceed the 2:1 threshold on a pro forma basis.

Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the “credit facility”), comprised of a $70,000 revolving credit facility (the “revolver”) maturing on September 15, 2008 and a $150,000 term loan (the “term loan”) with serial maturities of $249 quarterly through March 31, 2010 with final maturity remaining on April 15, 2010.

The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the nine months ending March 31, 2006, we made an excess cash flow payment of $378 based on fiscal 2005 operating and cash flow performance.

We had $131,883 outstanding on this facility ($97,997 on the term loan and $33,886 on the revolver) at an average variable interest rate of 7.0% as of March 31, 2006. The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent’s prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During the nine months ended March 31, 2006, we were in compliance with these financial covenants.

As of March 31, 2006, we had $31,739 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of March 31, 2006, these patent rights were not resolved. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of March 31, 2006, we have accrued interest on the note of $1,779.

NOTE 8:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005

Net income (loss)	$(795)	$4,094	$770	$11,422
Foreign currency translation adjustments - net	6,003	(5,284)	10,146	21,470
Comprehensive income (loss)	$5,208	$(1,190)	$10,916	$32,892

For the three and nine months ended March 31, 2006, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $2,064 and $(137), the Brazilian real of $3,956 and $2,339 and the Canadian dollar of $(17) and $7,944.

For the three and nine months ended March 31, 2005, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(4,202) and $5,197, the Brazilian real of $(114) and $3,346 and the Canadian dollar of $(968) and $12,927.

NOTE 9:	INCOME TAXES

Our effective tax rates for the three and nine month periods ended March 31, 2006 were 31% and (30%), respectively. Our effective tax rates for the same periods of 2005 were 27.5% and 28.7%, respectively. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes (benefit) due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005

Expected tax expense at 35%	$(402)	$1,976	$207	$5,608
Impairment of long-lived assets	(44)	-	(44)	(360)
Effect of foreign operations	183	287	984	884
Extraterritorial income benefit	(1,085)	(306)	(1,341)	(796)
Adjustment of foreign valuation allowance	2,000	-	2,153	-
Correction of prior year’s provision	(1,116)	-	(1,711)	-
Other	109	(405)	(426)	(735)
Income tax expense	$(355)	$1,552	$(178)	$4,601

During the three months ended March 31, 2006, we corrected the methodology used to record the tax benefits of certain tax deductions related to our Canadian operations. The resulting adjustment was a $1,116 ($0.03 per share) net tax benefit. Also during the nine months ended March 31, 2006, we analyzed and corrected the rates and methodology used to value our state deferred taxes. The resulting adjustment was a $595 net tax benefit.

Due to larger losses associated with the slower than expected start-up of the Brazilian operations, we increased our valuation allowance for Brazil’s net operating loss by $2,000 ($0.05 per share).

NOTE 10:	STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Bulletin 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However,

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of share-based awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

On June 7, 2005, prior to our adoption of FSAS 123(R), the Compensation Committee of our Board of Directors approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005. We estimate the compensation expense, before tax, which was avoided as a result of the acceleration, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009) based on fair value calculations using the Black-Scholes methodology.

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the three and nine months ended March 31, 2005 based on the fair value method under SFAS 123(R).

	March 31, 2005
	Three Months Ended	Nine Months Ended
Net income as reported	$4,094	$11,422
Deduct: Total stock-based compensation expense determined under fair-value-based method, net of related tax effects	(372)	(1,345)
Pro forma net income	$3,722	$10,077
Basic earnings per share:
As reported	$0.11	$0.31
Pro forma	$0.10	$0.27
Diluted earnings per share:
As reported	$0.11	$0.30
Pro forma	$0.10	$0.27

Stock-based compensation expense for the three and nine months ended March 31, 2006 was $168 ($109 after tax and $0.00 per share) and $334 ($217 after tax and $0.01 per share), respectively.

Stock Compensation Plans

Our stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of our Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant. During the nine months ended March 31, 2006, our employee stock option plans expired, and no further options can be granted under these plans. We are evaluating a new employee stock compensation plan, but no decision has been reached.

We use the Black-Scholes option-pricing model to calculate the fair value of options for our disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three and nine months ended March 31, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Expected lives	6.3 years
Expected volatility	54.8%
Risk-free interest rate	4.4%
Forfeiture rate	12%

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

The following table summarizes information about our stock option plans for the three and nine months ended March 31, 2006.

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,479,900	$13.27	4,765,150	$13.57
Granted	-	-	348,000	7.63
Exercised	(63,500)	7.60	(73,500)	7.47
Forfeited	(4,000)	7.62	(627,250)	12.53
Options outstanding, end of period	4,412,400	$13.36	4,412,400	$13.36
Options exercisable, end of period	4,019,600	$13.91	4,019,600	$13.91

Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market during the nine months ended March 31, 2006 was $4.37 for a total compensation cost, net of estimated forfeitures, of $1,343 that will be expensed over the options respective vesting period.

NOTE 11:	EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Pursuant to an amendment, effective January 1, 2006, Medicare eligible retirees age 65 or older are no longer covered under the self-funded plan. Instead they are provided a subsidy towards the purchase of supplemental insurance. This amendment reduced the accumulated postretirement benefit obligation by $4,089. The benefit is being amortized over 7.75 years. The components of net periodic benefit costs are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Service cost for benefits earned	$157	$176	$471	$527
Interest cost on benefit obligation	314	358	942	1,074
Amortization of unrecognized prior service cost	(264)	(282)	(792)	(844)
Loss	150	97	450	292
Total cost	$357	$349	$1,071	$1,049

The Medicare Modernization Act provides prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, the Medicare Modernization Act does not impact our plan.

NOTE 12: ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes (APB 20), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provision of SFAS 154 as of June 1, 2006, although earlier adoption is permitted. We are currently evaluating the provisions of SFAS 154.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS 133 and SFAS 140 which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The statement eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We have evaluated the new statement and have determined that the adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets - an amendment of SFAS 140 which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that the adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 13:	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006
	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$28,169	$119,294	$43,542	$(9,598)	$181,407
Cost of goods sold	24,736	102,898	38,900	(9,471)	157,063
Gross margin	3,433	16,396	4,642	(127)	24,344

Selling, research and administrative expenses, and other	3,694	7,308	1,777	-	12,779
Restructuring and impairment costs	-	-	1,802	-	1,802
Operating income (loss)	(261)	9,088	1,063	(127)	9,763

Other income (expense):
Net interest income (expense) and amortization of debt	(11,416)	118	237	-	(11,061)
Other income (expense), including equity income (loss) in affiliates	2,490	(8)	95	(2,429)	148
Intercompany interest income (expense)	7,321	(5,092)	(2,229)	-	-
Income (loss) before income taxes	(1,866)	4,106	(834)	(2,556)	(1,150)

Income tax expense (benefit)	(1,071)	(158)	1,769	(895)	(355)
Net income (loss)	$(795)	$4,264	$(2,603)	$(1,661)	$(795)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005
	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$25,840	$109,146	$54,292	$(8,368)	$180,910
Cost of goods sold	21,912	90,291	46,838	(8,341)	150,700
Gross margin	3,928	18,855	7,454	(27)	30,210

Selling, research and administrative expenses, and other	1,543	8,120	2,026	-	11,689
Restructuring and impairment costs	(1)	45	572	-	616
Operating income (loss)	2,386	10,690	4,856	(27)	17,905

Other income (expense):
Net interest income (expense) and amortization of debt costs	(11,325)	41	208	-	(11,076)
Other income (expense), including equity income (loss) in affiliates	8,752	(13)	(423)	(9,499)	(1,183)
Intercompany interest income (expense)	7,149	(5,429)	(1,720)	-	-
Income (loss) before income taxes	6,962	5,289	2,921	(9,526)	5,646

Income tax expense (benefit)	2,868	98	2,044	(3,458)	1,552
Net income (loss)	$4,094	$5,191	$877	$(6,068)	$4,094

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$78,232	$338,255	$143,758	$(25,128)	$535,117
Cost of goods sold	67,740	289,529	128,812	(25,209)	460,872
Gross margin	10,492	48,726	14,946	81	74,245

Selling, research and administrative expenses, and other	9,714	21,534	5,299	-	36,547
Restructuring and impairment costs	-	-	4,894	-	4,894
Operating income	778	27,192	4,753	81	32,804

Other income (expense):
Net interest income (expense) and amortization of debt	(33,721)	302	1,600	-	(31,819)
Other income (expense), including equity income (loss) in affiliates	11,972	29	(459)	(11,935)	(393)
Intercompany interest income (expense)	21,710	(15,492)	(6,218)	-	-
Income (loss) before income taxes	739	12,031	(324)	(11,854)	592

Income tax expense (benefit)	(31)	1,889	2,113	(4,149)	(178)
Net income (loss)	$770	$10,142	$(2,437)	$(7,705)	770

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$78,251	$317,195	$156,969	$(23,560)	$528,855
Cost of goods sold	63,712	258,511	138,899	(23,253)	437,869
Gross margin	14,539	58,684	18,070	(307)	90,986

Selling, research and administrative expenses, and other	8,672	18,531	6,166	-	33,369
Restructuring and impairment costs	-	166	14,019	-	14,185
Operating income (loss)	5,867	39,987	(2,115)	(307)	43,432

Other income (expense):
Net interest income (expense) and amortization of debt costs	(34,182)	65	484	-	(33,633)
Other income (expense), including equity income in affiliates	24,630	161	6,780	(25,347)	6,224
Intercompany interest income (expense)	22,660	(17,401)	(5,259)	-	-
Income (loss) before income taxes	18,975	22,812	(110)	(25,654)	16,023

Income tax expense (benefit)	7,553	6,844	(47)	(9,749)	4,601
Net income (loss)	$11,422	$15,968	$(63)	$(15,905)	$11,422

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,229	$233	$9,684	$-	$11,146
Accounts receivable, net of allowance	18,892	67,844	26,618	-	113,354
Inventories	29,938	64,251	23,717	(697)	117,209
Other current assets	2,674	4,726	889	-	8,289
Intercompany accounts receivable	-	28,195	-	(28,195)	-
Total current assets	52,733	165,249	60,908	(28,892)	249,998

Property, plant and equipment, net	56,574	334,245	145,645	-	536,464
Goodwill and intangibles, net	20,925	52,214	96,305	-	169,444
Intercompany notes receivable	347,024	-	-	(347,024)	-
Other assets, including investment in subsidiaries	312,677	343,210	118,727	(760,786)	13,828
Total assets	$789,933	$894,918	$421,585	$(1,136,702)	$969,734

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$5,156	$19,338	$7,603	-	$32,097
Other current liabilities	24,911	14,351	11,109	-	50,371
Intercompany accounts payable	26,323	-	1,872	(28,195)	-
Total current liabilities	56,390	33,689	20,584	(28,195)	82,468

Long-term debt	552,959	-	-	-	552,959
Deferred income taxes	(44,625)	60,734	14,707	-	30,816
Other long-term liabilities	7,156	13,562	1,376	-	22,094
Intercompany notes payable	-	207,265	139,759	(347,024)	-
Stockholders’/invested equity	218,053	579,668	245,159	(761,483)	281,397
Total liabilities and stockholders’ equity	$789,933	$894,918	$421,585	$(1,136,702)	$969,734

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$860	$151	$8,915	$-	$9,926
Accounts receivable, net	16,147	70,636	31,432	-	118,215
Inventories	21,745	57,932	28,997	(779)	107,895
Other current assets	4,521	3,995	1,952	-	10,468
Intercompany accounts receivable	-	22,741	-	(22,741)	-
Total current assets	43,273	155,455	71,296	(23,520)	246,504

Property, plant and equipment, net	55,720	342,455	127,756	-	525,931
Goodwill and intangibles, net	20,962	53,827	92,217	-	167,006
Intercompany notes receivable	333,295	-	-	(333,295)	-
Other assets, including investment in subsidiaries	301,239	323,095	113,840	(727,878)	10,296
Total assets	$754,489	$874,832	$405,109	$(1,084,693)	$949,737

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,213	$20,841	$9,172	$-	$37,226
Other current liabilities	20,450	18,094	11,918	-	50,462
Intercompany accounts payable	20,179	-	2,562	(22,741)	-
Total current liabilities	47,842	38,935	23,652	(22,741)	87,688

Long-term debt	535,539	-	-	-	535,539
Deferred income taxes	(43,918)	62,764	15,814	-	34,660
Other long-term liabilities	6,822	14,081	1,358	-	22,261
Intercompany notes payable	-	212,620	120,675	(333,295)	-
Stockholders’/invested equity	208,204	546,432	243,610	(728,657)	269,589
Total liabilities and stockholders’ equity	$754,489	$874,832	$405,109	$(1,084,693)	$949,737

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$853	$20,725	$3,462	$25,040

Investing activities:
Purchases of property, plant and equipment	(4,662)	(14,405)	(22,112)	(41,179)
Proceeds from sale of assets and other	-	(376)	42	(334)
Net cash used in investing activities	(4,662)	(14,781)	(22,070)	(41,513)

Financing activities
Net borrowings under line of credit	33,486	-	-	33,486
Net borrowings (payments) on long-term debt and other	(29,308)	(5,862)	19,083	(16,087)
Net cash provided by (used in) financing activities	4,178	(5,862)	19,083	17,399

Effect of foreign currency rate fluctuations on cash	-	-	294	294

Increase in cash and cash equivalents	369	82	769	1,220
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,229	$233	$9,684	$11,146

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$44,470	$18,345	$(5,020)	$57,795

Investing activities:
Purchases of property, plant and equipment	(3,490)	(15,969)	(3,555)	(23,014)
Proceeds from sale of assets and other	-	(384)	13,645	13,261
Net cash provided by (used in) investing activities	(3,490)	(16,353)	10,090	(9,753)

Financing activities
Net borrowings under line of credit	1,200	-	-	1,200
Payments for debt issuance and extinguishment	(5)	-	-	(5)
Net payments on long-term debt and other	(54,820)	(1,914)	(7,938)	(64,672)
Net cash used in financing activities	(53,625)	(1,914)	(7,938)	(63,477)

Effect of foreign currency rate fluctuations on cash	-	-	1,061	1,061

Increase (decrease) in cash and cash equivalents	(12,645)	78	(1,807)	(14,374)
Cash and cash equivalents at beginning of period	14,746	103	12,386	27,235
Cash and cash equivalents at end of period	$2,101	$181	$10,579	$12,861

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2006 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and nine months ended March 31, 2006 to the three and nine months ended March 31, 2005.

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

We incurred a net loss of $0.8 million for the three months ended March 31, 2006 and earned $0.8 million for the nine months ended March 31, 2006. These operating results included restructuring and impairment charges related to the closure of our Glueckstadt, Germany specialty fiber facility of $1.8 million ($1.1 million after tax) and $4.9 million ($3.0 million after tax) for the three and nine months periods, respectively.

During the three months ended March 31, 2006, we completed the upgrade of our cotton cellulose manufacturing facility in Americana, Brazil. Also during the quarter, we began providing trial quantities for customer qualifications and are now producing product for market sales. However, our Americana facility will not produce significant revenue until later this calendar year. Prior to the transition of the facility to market production, we were manufacturing product for an on-site customer in which the customer provided raw materials and paid us a manufacturing fee. We ceased this toll manufacturing arrangement in November of 2005. The combination of startup costs being incurred this fiscal year and the loss of the profitability from the tolling operations we received during the same periods in fiscal 2005 resulted in a negative impact of approximately $3.5 million before tax during the three months ended March 31, 2006. Although we expect improvement, we believe that operating performance for the Americana facility during the three months ended June 30, 2006 will still compare negatively to the operating performance of the same period in 2005.

We continued to experience high energy, chemical and transportation costs during the three months ended March 31, 2006. Although some energy-related costs have retreated recently, energy, chemical and transportation costs were still approximately $4.5 million and $22.5 million higher during the three and nine months ended March 31, 2006 than they were during the same periods in 2005.

As a result of these extraordinarily high costs, we announced the implementation of product price surcharges of up to 5% on our products. This surcharge was effective for most of our products manufactured in the United States (excluding fluff pulp) starting October 1, 2005. In January of 2006 we implemented additional price increases averaging 8% on specialty wood cellulose products. Due to the return of natural gas pricing to more normal levels, we removed the product price surcharge effective April 1, 2006. However, we expect price increases for specialty fibers and nonwoven materials that were also effective April 1, 2006 and reductions in energy costs will offset the reduction in revenue from the elimination of the product price surcharge.

Although the price increases discussed above were sufficient to maintain our margins in the high end segments of our markets, pricing on fluff pulp for the three months ended March 31, 2006 was slightly below the level we achieved during the same period in 2005. This combination of low prices and higher costs during the three and nine months ended March 31, 2006 resulted in our operating profit on fluff pulp being about $5 million and $10 million, respectively, below the levels achieved in the comparable periods last year. This decline in operating profit for fluff pulp more than offset the improvements in our high end specialty wood products and nonwoven materials.

Manufacturing difficulties at our large specialty wood pulp facility in Perry, Florida related to the startup of new chemical recycling equipment and transportation issues also negatively impacted our business during the three months ended March 31, 2006.

In spite of the higher costs, we are encouraged by progress on several fronts:

➢	In January 2006, we established two new organizations within Buckeye.

▪
Marketing- The mission is to bring new products to the market on an accelerated schedule. The new organization is focused on improving our marketing capability and increasing the speed at which we commercialize new products.

▪
Lean Enterprise - The mission is to lead our efforts in lowering costs, reducing working capital and eliminating waste. This new organization is responsible for the implementation of the “Lean Enterprise” methodology throughout our operations. The new organization is focused on improving work processes to ensure that all activities bring value to our customers.

➢
We are continuing to establish our sales and distribution network for UltraFiber 500TM, a revolutionary concrete-reinforcing fiber. UltraFiber 500TM is a niche product for the building industry and a great example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Each sale of UltraFiber 500™ advances us toward our goal of reducing our dependency on fluff pulp. We expect sales of approximately $3 million in fiscal 2006 and approximately $15 million in fiscal 2007.

➢
Our plan to transition the specialty fibers production currently supplied by Glueckstadt, Germany to our lower-cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding. We believe we are well-positioned to supply cotton-based specialty fiber products from our facilities in Memphis and Americana, with a significantly more favorable cost structure once we reach full production at the Americana facility.

The combination of new product initiatives, strong demand in important markets, and an improved, lower cost manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are currently being negatively impacted by high costs for energy, chemicals, transportation and other materials. These issues will slow progress in the short-term, but our longer-term outlook remains favorable.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and nine months ended March 31, 2006 and 2005.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$181.4	$180.9	$0.5	0%	$535.1	$528.9	$6.2	1%
Cost of goods sold	157.0	150.7	6.3	4%	460.8	437.9	22.9	5%
Gross margin	24.4	30.2	(5.8)	(19%)	74.3	91.0	(16.7)	(18)%
Selling, research and administrative expenses	12.3	11.1	1.2	11%	35.1	31.6	3.5	11%
Impairment costs	1.5	-	1.5	*	1.5	12.0	(10.5)	*
Restructuring costs	0.3	0.6	(0.3)	(50%)	3.4	2.2	1.2	55%
Amortization of intangibles and other	0.5	0.6	(0.1)	(17%)	1.5	1.8	(0.3)	(17)%
Operating income	$9.8	$17.9	(8.1)	45%	$32.8	$43.4	(10.6)	(24)%
* Percent change not meaningful

Net sales increased during the three and nine months ended March 31, 2006 primarily due to improved pricing on our products. Demand for high-end specialty fibers helped drive prices higher throughout the year. Higher shipment volumes and increased pricing drove sales of nonwoven materials higher during both the three and nine month periods versus the same periods in 2005. Additionally, the implementation of the product price surcharge effective October 1, 2005 had a positive impact on revenues. The product price surcharge improved revenues by $2.4 million and $4.7 million for the three and nine months ended March 31, 2006, respectively.

As mentioned in the executive summary, gross margins were negatively impacted by high costs related to increases in the pricing of energy, chemicals and transportation. During the three and nine months ended March 31, 2006, these costs were higher by approximately $4.5 million and $22.5 million, respectively, versus the same periods in 2005.

Increases in selling, research and administrative expenses also had a negative impact on our operating margins. Expenses related to the establishment of an UltraFiber 500TM sales force and distribution network, the expensing of share-based payments and the expensing of previously capitalized patent costs contributed to the increased costs.

As part of the announced closure of the Glueckstadt, Germany specialty fibers facility, we continued to incur restructuring expenses in the three months ended March 31, 2006. We incurred $0.3 million and $3.4 million of expenses during the three and nine months ended March 31, 2006, respectively, and expect to incur an additional $0.1 million related to this restructuring during the remainder of fiscal year 2006. As of March 31, 2006, we have incurred $6.4 million of restructuring costs as part of this planned closure. Effective March 31, 2006, we reclassified the land and buildings, and equipment at the Glueckstadt facility to assets held for sale. Additionally, we reevaluated the fair value less cost to sell and recognized an impairment charge of $1.5 million.

Further discussion of revenue, operating trends, impairment costs, and restructuring costs are discussed later in this MD&A. Additional information on the restructuring programs and charges may also be found in Note 4 and Note 5 of the accompanying interim financial statements.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and nine months ended March 31, 2006 and 2005.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$127.2	$132.3	$(5.1)	(4)%	$379.7	$380.2	$(0.5)	-
Operating income	7.0	15.2	(8.2)	(54)%	28.7	49.1	(20.4)	(42)%

Although demand for our high-end specialty fibers products and the implementation of a product price surcharge pushed pricing higher during the three and nine months ended March 31, 2006 versus 2005, the favorable earnings impact of higher prices was offset by lower volumes due to the closure of our Glueckstadt, Germany cotton specialty fibers facility, the start-up of our Americana, Brazil facility and production and transportation issues at our Perry, Florida facility. The demand for domestic transportation, especially in the southeastern United States, remains very tight. The limited supply of transportation vehicles has put additional pressure on our operations.

Fluff pulp pricing declined by approximately 3% for the three months ended March 31, 2006 and remained flat for the nine months ended March 31, 2006 versus the same periods in 2005. Although we have experienced some softness in pricing for fluff pulp in the recent quarter, competitors have announced fluff pulp price increases for the upcoming period. We expect these announcements will have a positive impact on our pricing in the upcoming quarter. For the nine month period ending March 31, 2006, fluff pulp sales accounted for 16.9% of our consolidated sales.

Higher costs for energy, chemicals and transportation combined with strong demand in our high-end markets allowed us to raise prices during the year. However, due to the rapid and continued increase in costs along with the slightly lower prices for fluff pulp, we were unable to maintain our margins at the same level as those realized during the three and nine months ended March 31, 2005.

Our specialty fibers manufacturing costs for chemicals, energy and transportation increased by approximately $4.3 million for the three months and $20.5 million for the nine months ended March 31, 2006 as compared to the same periods in 2005, respectively. While we have made some progress to recover a portion of these costs through reductions in usage, increased pricing for our products and the implementation of a product price surcharge that went into effect on October 1, 2005, we expect that these abnormally high energy, chemical and transportation prices will continue to put pressure on our margins during the upcoming quarters. Although the natural gas component of our energy costs are returning to normal pricing levels, our other energy related costs still remain higher than normal.

In addition to recovering margins through increased pricing, we are also working on ways to reduce manufacturing costs. While natural gas prices were abnormally high, we transitioned our energy supply from natural gas to fuel oil where possible. Although natural gas is a very efficient energy source, market price volatility may make it more economical to purchase fuel oil at certain times. We now have the flexibility at more of our plants to switch between these alternative sources of energy. We will continue to look for alternatives to reduce costs and recover margins. Our new lean enterprise initiative, discussed in the executive summary, will focus on reducing costs by focusing on efficient processes that add value to our customers.

During the quarter, we installed new chemical recycling equipment at our Perry, Florida facility that will improve our efficiency and further minimize our environmental impact. During the startup of this equipment, we lost production for approximately two days at the facility. In addition to the fixed costs of the facility being spread over fewer tons of production, we also lost production of our high end specialty wood products, which impacted our sales volumes for the quarter both of which adversely affected our gross margins. We believe these manufacturing difficulties are largely behind us and the new equipment will contribute to the efficiencies of our operations and lower our cost to produce.

We are continuing to make progress with developing our capability to supply a wide range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a large and increasing raw material supply, we anticipate that, when we reach full capacity, this facility will be a significant contributor to our profitability. We completed the upgrade and began the process of qualifying our facility with our customers during January of 2006. With the cessation of tolling production in late November to facilitate the upgrade, we continued incurring pre-production expenses without offsetting revenue. During the three and nine months ended March 31, 2006, the net impact of the Americana startup decreased earnings by approximately $3.5 million and $7.5 million versus the same periods in 2005. We expect to continue to incur startup and transition costs during the remainder of the calendar year as we qualify the plant and ramp up volume. We expect these startup and transition costs will negatively impact our earnings by approximately $10 million for fiscal 2006 versus the prior year.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three and nine months ended March 31, 2006 and 2005.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$61.2	$56.6	$4.6	8%	$177.0	$170.6	$6.4	4%
Operating income	5.1	3.6	1.5	42%	10.4	10.6	(0.2)	(2)%

Improvements in the mix, selling prices and volumes for our nonwoven materials resulted in an increase in net sales during the three and nine months ended March 31, 2006 versus the same periods in 2005. In an effort to offset rising prices for raw materials and other manufacturing costs, we implemented sales price increases during the year. Effective October 1, 2005, we implemented a product pricing surcharge for most of our products manufactured in the United States to offset higher energy related costs. Increased demand for high-end napkins and other tabletop products in our European markets contributed to an improved mix.

These improvements were offset by the 7% weakening of the euro since March 31, 2005. A majority of our products produced and sold at our Steinfurt, Germany facility are priced in euros and the weakening of the euro had a negative impact on the translation of these revenues to U.S. dollars in fiscal 2006.

Operating income improved during the three months ended March 31, 2006 versus the same period in 2005. Improved pricing, mix and increased volumes overcame higher raw materials and other manufacturing costs to improve operating margins during the period. Despite the improved pricing, mix and volume, operating income was lower for the nine months ended March 31, 2006 primarily due to higher energy, chemical and transportation costs. Energy, chemical and transportation costs were approximately $0.2 million and $2.0 million higher for the three and nine months ended March 31, 2006 versus the same periods in 2005. Additionally, the stronger Canadian dollar created further pressure on operating costs at our nonwoven materials facility in Delta, British Columbia.

Restructuring and impairment activities

During fiscal years 2005, 2004 and 2003, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program for the nine month period ended March 31, 2006 and 2005.

			Total	Estimate to
	Nine Months Ended		Program	Complete at
	March 31		Charges	March 31,
(millions)	2006	2005	To Date	2006
Restructuring costs
2005 Restructuring program	$3.4	$0.6	$6.4	$0.1
2004 Restructuring program	-	1.2	3.0	-
2003 Restructuring program - phase 2	-	0.3	3.4	-
2003 Restructuring program - phase 1	-	0.1	2.7	-
Total restructuring costs	$3.4	$2.2	$15.5	$0.1

2005 Restructuring program

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant’s costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro relative to the U.S. dollar over calendar years 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt’s costs were denominated in euros, this substantial strengthening had a negative impact on Glueckstadt’s cost position and margin. Additionally, Glueckstadt’s process water, waste treatment and energy costs were more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004.

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

The closure of the Glueckstadt facility resulted in the termination of 101 employees as of March 31, 2006 and will result in an additional two terminations during the remainder of calendar 2006. We expect restructuring expenses related to the closure to total approximately $6.5 million and payments will extend through the end of fiscal year 2006. We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually and to reduce working capital needs by approximately $6 million.

In anticipation of the closure of the facility, customers increased their inventories to ensure a smooth transition as they qualified material supplied from our Memphis, Tennessee facility. Due to the increased demand, we were able to increase pricing and make incremental sales from inventory. Additionally, as a result of the impairment of the Glueckstadt plant and equipment, our depreciation expense decreased during the period. Although we are recognizing a portion of the benefit of the closure, we expect to realize the full on-going benefit of the closure during calendar year 2006.

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

2003 Restructuring programs (phase 1 and phase 2)

In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers facility in Lumberton, North Carolina. To better meet our customers’ needs, we consolidated our U.S. cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization enabled us to improve our operating results by approximately $6 million annually.

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

Impairment costs

In December 2005, we ceased production of specialty fibers at our Glueckstadt, Germany facility. See Note 5 - Restructuring costs for more information on this closure. During the three months ended March 31, 2006, we began to actively market the land and buildings, and the equipment with carrying values of $1.6 million and $0.5 million, respectively. We reevaluated our estimate of fair value less the cost to sell the assets and determined an additional impairment should be recognized for the land and buildings. Current markets and third party interest for the land and buildings indicate we will not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the land and buildings to their fair value less costs to sell and recorded an impairment charge of $1.5 million during the three months ended March 31, 2006. Although we believe the current carrying value less cost to sell best represent the fair value of the land and buildings, and the equipment, it is possible the actual results of a sale could materially differ from amounts estimated.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.8 million for the nine month period ending March 31, 2006 versus the same period in the prior year. Our decrease in average outstanding debt had a positive impact on interest expense during the period. Also contributing to the improvement was the impact of capitalizing interest for the Americana facility capital improvements. The total amount of interest capitalized during the period, related to the Americana project, was $1.3 million. These improvements were partially offset by higher variable interest rates. The weighted average effective interest rate on our variable rate debt increased from 4.8% at March 31, 2005 to 7.0% at March 31, 2006. This increase in variable interest rates fully offset the benefits we received from lower debt levels and capitalized interest during the three months ended March 31, 2006.

Income tax expense

Our effective tax rate for the three months ended March 31, 2006 was 31% versus 28% for the same period in 2005. During the three months ended March 31, 2006, we recorded a $1.1 million tax benefit related to a correction of the method used to record tax benefits of certain tax reductions related to our Canadian operations. Offsetting this benefit was an increase in our Brazilian valuation allowance due to larger losses associated with the slower than expected start-up of the Americana, Brazil operations. See Note 9 - Income Taxes for more information on these tax adjustments.

During the prior quarter we analyzed and corrected the rates and methodology used to value our state deferred taxes. The resulting adjustment was a $0.6 million net tax benefit.  See Note 9 - Income Taxes for a reconciliation of the statutory tax rate to the effective tax rate.

Our effective tax rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the remainder of the fiscal year to be 35%, resulting in an overall estimated tax rate of 30% for fiscal year 2006.

Loss on early extinguishment of debt costs

On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the nine months ended March 31, 2006.

Foreign exchange and other

The Canadian dollar strengthened against the U.S. dollar during the nine months ended March 31, 2006, increasing 6% during the period. We incurred foreign exchange losses and other expense of $0.2 million, due primarily to this strengthening.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of March 31, 2006 and believe we will continue to remain in compliance.

On March 31, 2006, we had $11.1 million of cash and cash equivalents and $31.7 million borrowing capacity on our revolving credit facility as defined in Note 7. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of March 31, 2006, our liquidity, including available borrowings and cash and cash equivalents was approximately $42.8 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2006 and March 31, 2005.

	Nine Months Ended March 31
(millions)	2006	2005
Operating activities:
Net income	$0.8	$11.4
Noncash charges and credits, net	36.0	47.9
Changes in operating assets and liabilities, net	(11.8)	(1.5)
Net cash provided by operating activities	25.0	57.8

Investing activities:
Purchases of property, plant and equipment	(41.1)	(23.0)
Proceeds from sale of assets and other	(0.4)	13.3
Net cash used in investing activities	(41.5)	(9.7)

Financing activities:
Net borrowings under lines of credit	33.5	1.2
Payments on long-term debt and other	(16.6)	(67.3)
Other financing activities, net	0.5	2.7
Net cash provided by (used in) financing activities	17.4	(63.4)

Effect of foreign currency rate fluctuations on cash	0.3	1.1

Net increase/(decrease) in cash and cash equivalents	1.2	(14.2)

Cash provided by operating activities

The $32.8 million decrease in cash flows from operating activities during the nine months ended March 31, 2006 was partially the result of a decrease in earnings. Additionally, net income for the nine months ended March 31, 2005 included $12.0 million of non-cash impairment expenses versus $1.5 million for the nine months ended March 31, 2006. The combination of a decrease in net earnings and a decrease in the non-cash impairment charges accounted for $21.1 million of the reported decrease in operating cash flows. The remaining decline in cash provided by operating activities was a decline in accounts payable and other liabilities during the period ending March 31, 2006 versus an increase for the same period in 2005. Also contributing to the negative impact changes in operating assets and liabilities had on cash provided by operating activities was the increase in inventory values during the nine months ended March 31, 2006. These increases in inventories were primarily related to larger UltraFiber 500 inventory balances as we ramp up sales and higher inventory values due to higher costs to produce.

Although the closure of our Glueckstadt, Germany cotton cellulose facility reduced working capital in fiscal year 2006, this improvement was largely offset by the increased working capital requirements at our Americana, Brazil and Memphis, Tennessee specialty fibers facilities during fiscal 2006. Overall, we do not expect changes in operating assets and liabilities will be significant contributors to operating cash flow over fiscal 2006.

Net cash used in investing activities

Purchases of property, plant and equipment increased during the nine months ended March 31, 2006 versus the same period in 2005 primarily due to expenditures related to the project to add full market capability to our Americana, Brazil cotton cellulose facility. The total cost of this facility improvement was approximately $31 million, of which approximately $19.8 million was spent during the nine months ended March 31, 2006. We do not expect any significant additional spending related to the Americana facility upgrade. We expect that our total capital expenditures excluding capitalized interest will be approximately $45 million for fiscal 2006.

The generation of cash through investing activities during the nine months ended March 31, 2005 resulted from our sale of the Cork, Ireland building and equipment during December 2004 for net proceeds of $13.2 million.

We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our Perry, Florida specialty fibers facility. Based on current estimates, we expect expenditures of approximately $60 million over several years, possibly beginning as early as fiscal year 2007. See Note 20, Contingencies, to the Consolidated Financial Statements in our fiscal 2005 Annual Report filed on Form 10-K.

Net cash provided by (used in) financing activities

During the nine months ended March 31, 2006, we used net borrowings on our revolving credit facility to finance the capital investments we are making in our Americana, Brazil facility. We also used net borrowings on the revolver to redeem, at par, $15 million principal amount of our high interest rate, 9.25%, senior subordinated notes due in 2008. We intend to continue to redeem portions of the remaining $65 million of these notes over the next few years ahead of their maturity in the fall of 2008. These partial redemptions will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the nine months ended March 31, 2006 and expect to make no such repurchases in the balance of fiscal 2006. Through March 31, 2006, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of March 31, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2006 (1)	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Thereafter

Long-term obligations (2)	$801.4	$17.0	$97.5	$271.4	$415.5
Capital lease obligations (3)	1.8	0.2	1.2	0.4	-
Operating leases	3.4	0.6	2.7	0.1	-
Timber commitments	61.2	3.2	24.8	26.4	6.8
Lint commitments	14.8	14.8	-	-	-
Other purchase commitments (4)	10.2	7.4	2.8	-	-
Total contractual cash obligations	$892.8	$43.2	$129.0	$298.3	$422.3

(1)	Cash obligations for the remainder of fiscal 2006.

(2)	Amounts include related interest payments. Interest payments for variable debt of $131.9 million are based on the effective rate as of March 31, 2006 of 7.0% per annum.

(3)	Capital lease obligations represent principal and interest payments.

(4)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets. Further information regarding our “Critical Accounting Policies” can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report. Further information regarding inventories may be found in Note 6 to the financial statements of this quarterly report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Forward-Looking Statements

This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs of raw materials and energy resources; competition; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. For additional factors that could impact future results, please see our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

3.2	Amended and Restated By-laws of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/S/ DAVID B. FERRARO

David B. Ferraro, Chief Executive Officer

Date: April 26, 2006

By:	/S/ KRISTOPHER J. MATULA

Kristopher J. Matula, Executive Vice President and Chief Financial Officer

Date: April 26, 2006