Form 10-K
period 2006-06-30
BUCKEYE TECHNOLOGIES INC
filed 2006-09-01
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1518973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Tillman Street, Memphis, Tennessee	38112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (901) 320-8100

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Note - Checking the box above will not relieve any registrant required to file report pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2005, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $277.2 million.

As of August 25, 2006, there were outstanding 37,901,334 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2006 Annual Proxy Statement to be filed with the commission in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III and IV.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I
Item 1. Business

General

Buckeye Technologies Inc. is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee. We believe that we have leading positions in many of the high-end niche markets in which we compete. We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers. We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage. We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies. As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors. We produce precisely tailored products designed to meet individual customer requirements. Our focus on specialty niche markets allows us to establish long-term supply positions with key customers. We operate manufacturing facilities in the United States, Canada, Germany and Brazil.

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

Company History

We and our predecessors have participated in the specialty cellulose market for over 80 years and have developed new uses for many cellulose-based products. We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of Procter & Gamble located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant. We became a public company in November of 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany. In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina. In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Ireland and the United States. In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene’s airlaid nonwovens business. The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina. In March 2000, we acquired the intellectual property rights to the Stac-Pac™ folding technology. In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. In calendar 2001, we commenced operating the world’s largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

Due to a decline in demand for cotton content paper, in August 2003, we closed the specialty cotton papers portion of our Lumberton, North Carolina facility. Due to excess airlaid production capacity around the globe we closed our single-line airlaid nonwovens facility in Cork, Ireland during July 2004. In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany. In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility. This expansion was completed during fiscal year 2006. See Note 4, Impairment of Long-Lived Assets and Assets Held for Sale, to the Consolidated Financial Statements for further discussion of the Lumberton, North Carolina; Cork, Ireland; and Glueckstadt, Germany closures.

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

Product Groups	% of Fiscal 2006 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord High purity cotton ethers Film for liquid crystal displays	32%	Purity and strength Strength and heat stability High viscosity, purity and safety Transparency/clarity, strength and purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Laptop and desktop computers and
television screens

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	17%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete (residential slab on grade)
Fluff Pulp Fluff pulp	18%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	33%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

See Note 17, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products. These materials represent the largest components of our variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at market prices that are fixed annually or current market prices as stated in the agreements. Additional information is included in Note 19, Commitments, to the Consolidated Financial Statements.

We purchase cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers. We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically. The majority of the cotton fiber processed in the Americana plant comes from within Brazil.

Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products. Approximately 60% of our fluff pulp usage is supplied internally and the remainder is purchased from several other suppliers. In addition to fluff pulp, these products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications. These materials are also purchased from multiple sources.

The cost and availability of slash pine timber, cotton fiber, and fluff pulp are subject to market fluctuations caused by supply and demand factors. We do not foresee material constraints from pricing or availability for any of our key raw materials.

Our manufacturing processes especially for specialty fibers, requires significant amounts of fuel oil and natural gas. These manufacturing inputs are subject to significant changes in prices and availability, which could adversely impact our future operating results.

Sales and Customers

Our products are marketed and sold through a highly trained and technically skilled in-house sales force. We maintain sales offices in the United States and Europe. Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in approximately 60 countries around the world. Our fiscal 2006 sales reflect this geographic diversity, with 42% of sales in North America, 38% of sales in Europe, 10% of sales in Asia, 4% of sales in South America and 6% in other regions. Approximately 83% of our worldwide sales, for fiscal 2006, were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier. Geographic segment data and product sales data are included in Note 17, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2006 were as follows:

(in millions)
Sales by Destination
	2006		2005		2004
United States	$230	32%	$235	33%	$194	30%
Italy	66	9	56	8	47	7
Germany	59	8	63	9	59	9
Canada	47	6	48	7	40	6
Japan	38	5	38	5	39	6
Spain	25	3	23	3	22	3
Mexico	25	3	16	2	21	3
France	22	3	19	3	21	3
Brazil	21	3	26	4	22	3
All other	194	27	189	26	191	28
Total	$728	100%	$713	100%	$657	100%

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

Procter & Gamble is our largest customer, accounting for 13% of our fiscal 2006 net sales. Nonwoven materials account for approximately 60% of the total sales to Procter & Gamble. No other customer accounted for greater than 6% of our fiscal 2006 net sales.

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

Research and development costs of $9.2, $8.8 million and $9.5 million were charged to expense as incurred for the years ended June 30, 2006, 2005 and 2004, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing. The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets. Major competitors include Archer-Daniels-Midland, Borregaard, Rayonier, Tembec and Weyerhaeuser. A major competitor closed its high-purity wood cellulose mill in July 2003, which we estimate represented 18% of the high-purity wood cellulose market. This closure provided us with an opportunity to increase our volume in these markets.

We believe that the number of producers is unlikely to grow significantly given the substantial investment to enter the mature specialty fibers market and sufficient existing capacity.

Although demand for fluff pulp is generally stable, fluff pulp prices tend to vary together with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp. Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets. We also use about 43,000 metric tons of fluff pulp from our Foley plant annually as a key raw material in our airlaid nonwovens operations. We currently produce less than 10% of the world’s supply of fluff pulp. Major competitors include Bowater, International Paper, Koch Industries, Rayonier and Weyerhaeuser,

Demand for airlaid nonwovens grew significantly in the 1990’s. Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied. Buckeye is the leading supplier of airlaid nonwoven materials worldwide. The markets we compete in also utilize nonwovens materials produced with technologies other than airlaid such as spunlace. Major nonwovens competitors include Ahlstrom, BBA Nonwovens, Concert Industries, Duni, Koch Industries, Kimberly Clark and PGI.

The closure of our Cork, Ireland plant in July 2004 improved airlaid industry capacity utilization in Europe and improved our competitive position there. We successfully transitioned more than half of Cork's business to other airlaid production sites. There is limited availability of airlaid nonwoven capacity in Europe, while the North American industry is operating in an environment of excess supply.

Intellectual Property

At June 30, 2006 and 2005, we had intellectual property assets recorded totaling $25.2 and $27.6 million, respectively. These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology. We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations. The Stac-Pac® packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology we acquired to further differentiate us from our airlaid nonwovens competitors. Stac-Pac® bales facilitate our customers’ high-speed production lines with a continuous flow of material. Stac-Pac® units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers. Additional information is included in Note 1, Accounting Policies, to our Consolidated Financial Statements.

Inflation

We believe that inflation has not had a material effect on our results of operations or on our financial condition during recent periods.

Seasonality

Our business has generally not been seasonal to a substantial extent. However, somewhat lower specialty fiber volume is shipped in the July - September quarter.

Employees

As of August 25, 2006, we employed approximately 1,600 employees, of whom approximately 1,130 are employed at our facilities in the United States. Approximately 55% of the U.S. employees are represented by unions at two plants in Perry, Florida; and Memphis, Tennessee. On October 21, 2003, the union at our Foley Plant ratified a new labor agreement effective through March 31, 2008. The agreement for the Memphis Plant is in effect through March 18, 2009. The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009. A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil.

During fiscal 2003, the Lumberton Plant’s hourly employees elected to be represented by a union. A two-year labor agreement was ratified on May 1, 2004. The employees at the Lumberton plant petitioned the National Labor Relations Board and effective May 3, 2006, revoked union certification. The Lumberton Plant hourly employees are no longer represented by a union.

A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.

Our plants in Gaston and King, North Carolina are not unionized.

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

Other Information

Our website is www.bkitech.com. We make available, free of charge, through our website under the heading “Investor Relations,” annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

These reports are also available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street NE, Washington, D.C. 20549. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us, which are available at http://www.sec.gov.

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

Item 1a. Risk Factors

In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), the following are some important factors that could materially impact our results of operations and financial condition.

Risks related to our business

Our substantial indebtedness could adversely affect our financial health.

As of June 30, 2006, our total debt was approximately $522 million and our total debt, as a percentage of total capitalization, was 64%. Our level of debt could have a significant adverse future effect on our business. For example:

-
we may have limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs or other purposes;

-
a substantial portion of our cash flow may be used to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other purposes;

-
our senior secured credit facility covenants require us to meet certain financial objectives and impose other restrictions on business operations. These covenants and the covenants contained in the indentures governing our senior subordinated notes will limit our ability to borrow additional funds or dispose of assets and limit our flexibility in planning for and reacting to changes in our business;

-	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

-
our high debt level and the various covenants contained in the indentures related to our senior notes, senior subordinated notes and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to certain of our competitors;

-	our borrowings under our senior secured credit facility are at floating rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

Our ability to pay principal of and interest on our senior notes and senior subordinated notes, to service our other debt and to refinance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, certain alternative strategies will require the consent of our senior secured lenders before we engage in any such strategy.

If our significant customer changes its purchasing habits, our business could be adversely impacted.

Procter & Gamble is our largest single customer. We supply Procter & Gamble with fluff pulp and airlaid nonwovens. While Procter & Gamble has previously accounted for a higher percentage of our total revenues, sales to Procter & Gamble accounted for approximately 13% of our sales in fiscal year 2006. In the event that Procter & Gamble fails to continue to purchase these products from us in substantial volume, our results of operations and financial condition could be materially and adversely affected.

Compliance with extensive general and industry specific environmental laws and regulations requires significant resources, and the significant associated costs may adversely impact our business.

Our operations are subject to extensive general and industry specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with these laws and regulations. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with these requirements. Because it is difficult to predict the scope of future requirements, there can be no assurance that we will not in the future incur material environmental compliance costs or liabilities.

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the U. S. Environmental Protection Agency (the “EPA”) in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”). The Fenholloway Agreement requires us, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement. In making these in-plant process changes, we incurred significant expenditures, and, as discussed in the following paragraph, we expect to incur significant additional capital expenditures to comply with the remaining obligations under the Fenholloway Agreement.

Based on the requirements, we expect to incur additional capital expenditures of approximately $60 million over 8 to 10 years, possibly beginning as early as fiscal year 2007. The amount and timing of these capital expenditures may vary depending on a number of factors. For additional information on environmental matters, see Note 20 to the Consolidated Financial Statements. These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

Because approximately 68% of our sales are to customers outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in four countries and sell products in approximately 60 countries. For the fiscal year ended June 30, 2006, sales of our products outside the United States represented approximately 68% of our sales. The global economy and relative strength or weakness of the U. S. dollar can have a significant impact on our sales. In addition, although approximately 83% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

-	the risk that foreign currencies will be devalued or that currency exchange rates will fluctuate;

-
the risk that limitations will be imposed on our ability to convert foreign currencies into U.S. dollars or on our foreign subsidiaries' ability to remit dividends and other payments to the United States;

-	the risk that our foreign subsidiaries will be required to pay withholding or other taxes on remittances and other payments to the United States or that the amount of any such taxes will be increased;

-	the risk that certain foreign countries may experience hyperinflation;

and

-	the risk that foreign governments may impose or increase investment or other restrictions affecting our business.

Exposure to commodity products creates volatility in pricing and profits.

If our research and development efforts do not result in the commercialization of new, proprietary products, we will continue to have significant exposure to fluff pulp, which could result in volatility in sales prices and profits.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities. As of August 25, 2006, we employed approximately 1,600 employees, of whom approximately 1,130 are employed at our facilities in the United States. Approximately 55% of the U.S. employees are represented by unions at two plants in Perry, Florida; and Memphis, Tennessee. On October 21, 2003, the union at our Foley Plant ratified a new labor agreement effective through March 31, 2008. The agreement for the Memphis Plant is in effect through March 18, 2009. The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.

Works councils provide employee representation for non-management workers at our specialty fibers plant in Americana, Brazil, and our nonwoven materials plant in Steinfurt, Germany. Our plants in Gaston, Lumberton and King, North Carolina are not unionized.

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

Risks related to our industry

We are subject to the cyclicality of our industry.

The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical. The markets for most cellulose and absorbent products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control. The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason. Our financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete. We cannot assure you that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels. The demand, cost and prices for our products may thus fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition and surplus capacity could adversely affect our operating results and financial condition.

The markets for our products are all competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely impact our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense. The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations. For example, energy and chemical costs have increased substantially which has resulted in increased production costs for our products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations. In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

Market fluctuations in the availability and cost of transportation are beyond our control and may adversely impact our business.

 Our business depends on the transportation of a large number of products, both domestically and internationally. In the United States, an increase in transportation rates or fuel surcharges and/or a reduction in transport availability in truck and rail could negatively impact our ability to provide products to our customers in a timely manner. While we have had adequate transportation availability, there is no assurance that such availability can continue to be effectively managed in the future.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Headquarters. Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee.

Specialty Fiber Plants

Memphis Plant. The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose. The facility currently operates at approximately 80% of capacity.

Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. As of June 30, 2006, the Foley Plant operated at 100% capacity.

Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber. As of June 30, 2006, the Lumberton Plant is operated at 90% of capacity.

Americana Plant. The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site. As of June 30, 2006, it was operating at approximately 50% of capacity as we ramp up production to its full capacity of approximately 40,000 annual metric tons of cotton cellulose.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products. The flexible nature of the airlaid technology allows for a wide range of materials to be produced. Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix. Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2006, was operating at approximately 75% of capacity.

All of our airlaid nonwovens sites have proprietary Stac-Pac™ folding technology, which allows us to efficiently produce compressed bales that facilitate customers’ high-speed production lines with a continuous flow of materials and facilitate more efficient shipping.

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

We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant. We lease buildings that house the King, North Carolina Plant, the sales offices in Europe and distribution facilities in Savannah, Georgia. All of the facilities located in the United States are pledged as collateral for certain debt agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Buckeye Technologies Inc.’s common stock is traded on the New York Stock Exchange under the symbol BKI. There were approximately 4,400 shareholders on August 25, 2006, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2006		2005
	High	Low	High	Low
First quarter (ended September 30)	$10.08	$7.75	$11.93	$9.40
Second quarter (ended December 31)	8.33	7.18	13.30	9.66
Third quarter (ended March 31)	10.27	7.89	13.30	10.22
Fourth quarter (ended June 30)	9.10	6.97	10.97	7.38

We did not make any dividend payments during the fiscal years ended June 30, 2006 or 2005, and have no plans to pay dividends in the foreseeable future. We repurchased no shares of our common stock during the fiscal years ended June 30, 2006 or 2005. Due to certain debt agreements we are limited in our ability to make dividend distributions and share repurchases in the future. The amount available will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2006(a)	2005(b)	2004 (c)	2003 (d)	2002 (e)
Operating Data:

Net sales	$728,485	$$712,782	$656,913	$641,082	$635,218

Operating income (loss)	44,420	57,601	(19,079)	4,496	26,429

Cumulative effect of changes in accounting, net of tax	-	-	5,720	-	(11,500)

Net income (loss)	1,980	20,204	(38,190)	(24,894)	(26,004)

Basic earnings (loss) per share	$0.05	$0.54	$(1.03)	$(0.67)	$(0.74)
Diluted earnings (loss) per share	$0.05	$0.54	$(1.03)	$(0.67)	$(0.74)

Pro forma amounts (f)
Net income (loss)	$1,980	$20,204	$(43,910)	$(23,513)	$(13,899)

Earnings (loss) per share
Basic	$0.05	$0.54	$(1.18)	$(0.64)	$(0.40)
Diluted	$0.05	$0.54	$(1.18)	$(0.64)	$(0.40)

Balance sheet data:
Total assets	$949,553	$949,737	$970,823	$1,097,855	$1,134,737
Total long-term debt (including current portion)	$522,090	$538,982	$606,748	$664,475	$701,218

Ratio of earnings to fixed charges (g)	$(497)	1.4x	$(69,522)	$(41,439)	$(24,167)

(a) Includes a pretax charge of $5,616 ($3,497 after tax) for restructuring and impairment costs. (See Notes 4, Impairment of Long-lived Assets and Assets Held for Sale, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.). Includes a pretax charge of $151 ($95 after tax) for loss on early extinguishment of debt.

( b)  Includes a pretax charge of $16,905 ($9,392 after tax) for restructuring and impairment costs. (See Notes 4, Impairment of Long-lived Assets and Assets Held for Sale, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.). Includes a pretax charge of $242 ($153 after tax) for loss on early extinguishment of debt. Includes a pretax gain of $7,203 ($4,682 after tax) for gain on sale of assets held for sale. During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

(c) Includes a pretax charge of $51,853 ($33,522 after tax) for restructuring and impairment costs. (See Note 4, Impairment of Long-lived Assets and Assets Held for Sale, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.) Includes $4,940 ($3,112 after tax) for loss on early extinguishment of debt. Includes $5,720 ($0.15 per share), net of tax, cumulative effect of change in accounting relating to a change in the way we account for planned maintenance activities at our Perry, Florida facility. (See Note 3, Change in Accounting, to the Consolidated Financial Statements.)

(d) Includes a pretax charge of $38,139 ($24,678 after tax) for restructuring and impairment costs.

(e) Includes a pretax charge of $11,589 ($7,596 after tax) for restructuring and impairment costs. Includes $11,500 ($0.33 per share) cumulative effect of a change in accounting relating to a goodwill impairment charge for our converting plant at King, North Carolina under the transition rules of Statement of Financial Accounting Standard, No. 142, Goodwill and Other Intangible Assets.

(f) Pro forma amounts reflect net income (loss) and earnings (loss) per share as if the changes in accounting methods were applied retroactively.

(g) Earnings were inadequate to cover fixed charges during fiscal years 2006, 2004, 2003 and 2002. Amounts reflect the deficit of earnings to fixed charges. See Exhibit 12.1 for computation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, concrete reinforcing fibers, food casings, rayon filaments, acetate plastics, thickeners and papers. Our products are produced in the United States, Canada, Germany and Brazil, and we sell these products in approximately 60 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

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

We earned net income of $2.0 million for fiscal year 2006. These operating results included restructuring and impairment charges related to the closure of our Glueckstadt, Germany specialty fiber facility, impairment expenses related to our closed facility in Lumberton, North Carolina, and early extinguishment of debt totaling of $5.8 million ($3.6 million after tax). Net sales for fiscal year 2006 were $728.5 million, a 2.2% increase over the $712.8 million achieved in fiscal year 2005.

During fiscal year 2006, higher energy, chemical and transportation costs compressed our margins. Although some energy-related costs have retreated recently, energy, chemical and transportation costs were more than $32 million higher during fiscal year 2006 than they were during the same period in 2005, offsetting higher sales due to strong demand for specialty products. The hurricanes that devastated the U.S. Gulf Coast had a large impact on our costs. While none of our operations suffered serious physical damage, the disruptions caused by the storms and the impact of already high energy, chemical and transportation costs caused earnings to fall significantly below those earned during fiscal year 2005. Manufacturing difficulties at our large specialty wood pulp facility in Perry, Florida and transportation issues also negatively impacted our business during fiscal year 2006.

As a result of these extraordinarily high costs, we implemented product price surcharges of up to 5% on our products. This surcharge was effective for most of our products manufactured in the United States (excluding fluff pulp) from October 1, 2005 through March 31, 2006. In addition to the surcharge, we implemented further price increases in January of 2006 averaging 8% on specialty wood cellulose products.

We removed the product price surcharge effective April 1, 2006 due to the return of natural gas pricing to more normal levels. Price increases for specialty fibers and nonwoven materials were implemented effective April 1, 2006. These price increases and the reduced energy costs offset the reduction in revenue from the elimination of the product price surcharge.

Although the price increases discussed above were sufficient to maintain our margins in the high end segments of our markets, pricing on fluff pulp for fiscal year 2006 was slightly below the level we achieved during fiscal year 2005. This combination of low prices and higher costs during fiscal year 2006 resulted in our operating profit on fluff pulp being about $13 million below the levels achieved in fiscal year 2005. This decline in operating profit for fluff pulp more than offset the profitability improvements in our high end specialty wood products and nonwoven materials.

During fiscal year 2006, we completed the upgrade of our cotton cellulose manufacturing facility in Americana, Brazil and are now producing product for market sales. Prior to the transition of the facility to market production, we were manufacturing product for an on-site customer under an arrangement in which the customer provided raw materials and paid us a manufacturing fee. We ceased this toll manufacturing arrangement in November 2005. The combination of start-up costs incurred this fiscal year and the loss of the profitability from the tolling operations we received during the same periods in fiscal 2005 resulted in a negative impact of approximately $11 million before tax during fiscal year 2006. Although we expect improvement, we believe that operating performance for the Americana facility during fiscal year 2007 will still compare negatively to the operating performance of our toll manufacturing configuration during the same period in 2005.

In spite of the higher costs, we are encouraged by progress on several fronts:

o
We continued to generate strong cash flows during the year with $58.7 million cash generated from operations, enabling us to complete the upgrade of the Americana facility and reduce debt and capital leases by $16.9 million during fiscal year 2006.

o	In January 2006, we established two new organizations within Buckeye.

▪
Marketing - The mission of the organization is to bring new products to the market on an accelerated schedule. The new organization is focused on improving our marketing capability and increasing the speed at which we commercialize new products.

▪
Lean Enterprise - The mission is to lead our efforts in lowering costs, reducing working capital and eliminating waste. This new organization is responsible for the implementation of the “Lean Enterprise” methodology throughout our operations. The new organization is focused on improving work processes to ensure that all activities bring value to our customers. Our near-term objective is to improve gross margins by one percentage point through lean improvements.

o
We continue to establish our global sales and distribution network for UltraFiber 500TM, a revolutionary concrete-reinforcing fiber. UltraFiber 500TM is a niche product for the building industry and a great example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Sales reached approximately $3 million in fiscal 2006 and our goal is to exceed $15 million in fiscal 2007.

o
Our plan to transition the specialty fibers production previously supplied by Glueckstadt, Germany to our lower-cost manufacturing facilities in Memphis, Tennessee and Americana, Brazil is proceeding. We believe we are well-positioned to supply cotton-based specialty fiber products from our facilities in Memphis and Americana, with a significantly more favorable cost structure once we reach full production at the Americana facility.

The combination of new product initiatives, strong demand in important markets, and an improved, lower cost manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are still being negatively impacted by high costs for energy, chemicals, transportation and other materials. These issues will slow progress in the short-term, but our longer-term outlook remains favorable.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income (loss) for the three fiscal years ended June 30, 2006.

(millions)	Year Ended June 30			$ Change		Percent Change
	2006	2005	2004	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004
Net sales	$728.5	$712.8	$656.9	$15.7	$55.9	2%	9%
Cost of goods sold	628.7	592.7	579.5	36.0	13.2	6	2
Gross margin	99.8	120.1	77.4	(20.3)	42.7	(17)	55
Selling, research and administrative expenses	47.8	43.3	42.4	4.5	0.9	10	2
Amortization of intangibles and other	2.0	2.3	2.2	(0.3)	0.1	(13)	5
Impairment and restructuring costs	5.6	16.9	51.9	(11.3)	(35.0)	67	67
Operating income (loss)	$44.4	$57.6	$(19.1)	$(13.2)	$76.7	(23)%	*	%
*Percent change is not meaningful.

Net sales increased during fiscal year 2006 primarily due to improved pricing and mix on our products. Demand for high-end specialty fibers helped drive prices higher throughout the year. Higher shipment volumes and increased pricing drove sales of nonwoven materials higher during fiscal year 2006. Additionally, the implementation of the product price surcharge effective October 1, 2005 through March 31, 2006 had a positive impact on revenues. The product price surcharge improved revenues by $4.7 million for fiscal year 2006. Net sales improved overall during fiscal 2005 due primarily to increased pricing and improved mix in both specialty fibers and nonwoven materials.

As mentioned in the executive summary, cost of goods sold and gross margins were negatively impacted by high costs related to increases in the pricing of energy, chemicals and transportation. During fiscal year 2006, these costs were higher by approximately 28% versus fiscal year 2005.

During fiscal 2005, cost of goods sold increased by 2% on an overall volume increase of approximately 2%. This consistency was the result of two offsetting factors. Increased chemical and energy-related costs began impacting our facilities during the year. These increases were offset by the absence of several additional specialty fibers charges related to unusual events and special circumstances, including an extended maintenance shutdown at our Perry, Florida specialty fibers facility that occurred during fiscal 2004.

Increases in selling, research and administrative expenses during fiscal 2006 also had a negative impact on our operating margins. Expenses related to the establishment of an UltraFiber 500TM sales force and distribution network, the expensing of share-based payments and the expensing of previously capitalized patent costs contributed to increased costs.

During fiscal 2005, selling, research and administrative expenses increased primarily due to increased accounting and consulting fees related to the implementation of Sarbanes-Oxley. External costs related to the implementation of Sarbanes-Oxley exceeded $2.0 million for fiscal 2005. This increase was partially offset by the absence of $3.3 million of bad debt expense incurred during fiscal 2004 as a result of the bankruptcy filing of a large specialty fibers customer.

As part of the announced closure of the Glueckstadt, Germany specialty fibers facility, we continued to incur restructuring expenses during fiscal year 2006. We incurred $3.5 million of expenses during fiscal year 2006. We expect to incur only minimal additional costs related to this restructuring. During fiscal year 2006, we reclassified the land, buildings and equipment at the Glueckstadt facility to assets held for sale. Additionally, we reevaluated the fair value less cost to sell and recognized an impairment charge of $1.6 million. During June 2006, we sold the land, the buildings and a majority of the equipment.

Further discussion of revenue, operating trends, impairment and restructuring costs can be found later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be found in Note 4, Impairment of Long-lived Assets and Assets Held for Sale, and Note 5, Restructuring Costs, to the Consolidated Financial Statements of the accompanying consolidated financial statements.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2006.

(millions)	Year Ended June 30			$ Change		Percent Change
	2006	2005	2004	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004
Net sales	$515.9	$513.6	$461.4	$2.3	$$52.2	0%	11%
Operating income	35.8	64.1	28.2	(28.3)	35.9	(44)	127

Although demand for our high-end specialty fibers products and the implementation of a product price surcharge pushed pricing higher during fiscal year 2006, the favorable earnings impact of higher prices was offset by lower volumes due to the closure of our Glueckstadt, Germany cotton specialty fibers facility, the start-up of market operations of our Americana, Brazil facility and production and transportation issues at our Perry, Florida facility. Net sales increased during fiscal 2005 primarily due to an increase in specialty wood shipment volume and higher selling prices for both wood and cotton based products.

Average fluff pulp pricing declined by less than 1% during fiscal year 2006 versus fiscal year 2005. Although we experienced pricing softness for fluff pulp during the year, in the most recently completed quarter fluff pulp prices trended upward. For fiscal year 2006, fluff pulp sales accounted for 18% of our consolidated sales.

Strong demand in our high-end markets allowed us to raise prices during the year to partially offset higher costs for energy, chemicals and transportation. However, due to the rapid and continued increase in costs along with the slightly lower prices for fluff pulp, we were unable to maintain our margins at the same level as those realized during fiscal year 2005.

Our specialty fibers manufacturing costs for chemicals, energy and transportation increased by approximately $30.5 million during fiscal year 2006 as compared to fiscal year 2005. While we made some progress to recover a portion of these costs through reductions in raw material usage, increased pricing for our products and the implementation of a product price surcharge from October 1, 2005 through March 31, 2006, these abnormally high energy, chemical and transportation prices will continue to put pressure on our margins during fiscal 2007. Although the natural gas component of our energy costs is returning to normal pricing levels, our other energy related costs (including chemicals and transportation) still remain higher than normal.

In addition to recovering margins through increased pricing, we are also working on ways to reduce manufacturing costs. When natural gas prices were abnormally high, we transitioned our energy supply from natural gas to fuel oil where possible. Although natural gas is a very efficient energy source, market price volatility may make it more economical to purchase fuel oil at certain times. We will continue to look for alternatives to reduce costs and recover margins. Our new lean enterprise initiative, discussed in the executive summary, is focused on reducing costs by focusing on efficient processes that add value for our customers.

We were also negatively impacted by high manufacturing costs associated with maintenance outages at our specialty fibers facility in Perry, Florida. We incurred an unplanned lime kiln outage, requiring an increase in purchased materials. Additionally, we installed new chemical recycling equipment to improve our efficiency and further minimize our environmental impact. During these outages, we lost production at the facility. In addition to the fixed costs of the facility being spread over fewer tons of production, we also lost production of our high end specialty wood products, which impacted our sales volumes, both of which adversely affected our gross margins. The total impact of these outages was approximately $3.0 million for the year.

We are continuing to make progress with developing our capability to supply a wider range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing costs and a regional raw material supply, we anticipate that, when we reach full capacity, this facility will be a significant contributor to our profitability. We completed the upgrade and began the process of qualifying our facility with our customers during January of 2006. With the cessation of tolling production in late November to facilitate the upgrade, we continued incurring pre-production expenses without offsetting revenue. During fiscal year 2006, the net impact of the Americana startup decreased before tax earnings by approximately $11 million versus fiscal year 2005. We expect to continue to incur start-up and transition costs during the remainder of the calendar year as we qualify the plant and ramp up volume. Based on current progress, we believe the plant in Americana will be operating profitably by the third quarter of fiscal year 2007.

During fiscal year 2005, rising energy and chemical prices pushed manufacturing costs higher. The allocation of sales, research and administrative costs related to the implementation of Sarbanes-Oxley regulations also offset the improvement in pricing, mix, and volume during fiscal 2005. In spite of the increase in costs, operating income substantially improved during fiscal 2005 based on the strong improvement in sales and the absence of several additional charges related to unusual events and special situations that occurred during fiscal 2004. These unusual events and special situations included: the planned maintenance shutdown of our Perry, Florida facility ($9.6 million), the bankruptcy of a large customer ($3.3 million), the ratification of a new labor agreement that included a one-time retroactive payment ($0.8 million), and higher costs associated with reduced production at our Perry, Florida and Memphis, Tennessee specialty fibers facilities.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2006.

(millions)	Year Ended June 30			$ Change		Percent Change
	2006	2005	2004	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004
Net sales	$240.9	$226.5	$217.6	$14.4	$$8.9	6%	4%
Operating income	15.9	13.0	7.6	2.9	5.4	22	71

Improvements in the mix, selling prices and volumes for our nonwoven materials resulted in an increase in net sales during fiscal year 2006 versus fiscal year 2005. In an effort to offset rising prices for raw materials and other manufacturing costs, we implemented sales price increases during the year. Effective October 1, 2005, we implemented a product pricing surcharge for most of our products manufactured in the United States to offset higher energy related costs. Increased demand for high-end napkins and other tabletop products in our European markets contributed to an improved mix. Due to a decline in the cost for natural gas, we removed the surcharge effective April 1, 2006. Decreased energy costs and the implementation of permanent price increases effective April 1, 2006 allowed us to maintain our margins in spite of the removal of the surcharge. These improvements in net sales were partially offset by the strengthening of the US dollar versus the euro during fiscal year 2006 compared to fiscal year 2005. The majority of products sold at our Steinfurt facility are denominated in euros and translated to US dollars for consolidation.

The increase in net sales during fiscal 2005 was due to improved pricing and mix, and the relative strength of the euro versus the U.S. dollar. Although we ceased production at our Cork, Ireland facility in July, 2004 we continued shipping inventory from Cork through November and completed the transition of a majority of Cork’s sales to our other nonwoven materials facilities.

Improved pricing, mix and increased volumes overcame higher raw materials and other manufacturing costs to improve operating margins during the year. Higher revenues offset increased costs for energy, chemical and transportation, which drove costs approximately $2.2 million higher for fiscal year 2006 than they were during fiscal year 2005. Additionally, the stronger Canadian dollar created further pressure on operating costs at our nonwoven materials facility in Delta, British Columbia.

Operating income improved significantly for fiscal 2005 versus fiscal year 2004. The improvement was primarily due to higher selling prices and the closure of our high cost Cork, Ireland facility. Overall, our nonwoven materials business supported similar shipment and production volume with one less manufacturing facility for the majority of the year. Our Gaston, North Carolina facility continued to show improvement in its operating performance compared to the prior year due to significant increases in shipment volume and the resulting improvement in capacity utilization. These improvements were partially offset by price increases on raw materials and other manufacturing costs. The cost of fluff pulp, bi-component fibers, and binder materials increased during fiscal 2005.

Restructuring and impairment activities

During the three years ended June 30, 2006, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program and impairment charges for the three years ended June 30, 2006. Following the table is an explanation of the programs and the resulting impairment charges. For further explanation of these charges, see Note 4, Impairment of Long-lived Assets and Assets Held for Sale, and Note 5, Restructuring Costs, to the Consolidated Financial Statements.

	Year Ended June 30			Total
(millions)	2006	2005	2004	Charges
Impairment charges	$2.1	$12.3	$45.9

Restructuring costs
2005 Restructuring program	$3.5	$3.0	$-	$6.5
2004 Restructuring program	-	1.2	1.8	3.0
2003 Restructuring program - phase 2	-	0.3	3.2	3.5
2003 Restructuring program - phase 1	-	0.1	1.0	1.1
Total restructuring costs	$3.5	$4.6	$6.0	$14.1

2005 Restructuring program and impairments

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant’s costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt’s costs were denominated in euros, this substantial strengthening had a negative impact on Glueckstadt’s cost position. Additionally, Glueckstadt’s process water, waste treatment and energy costs were more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility.

Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004. After careful consideration, we decided to close and cease production at Glueckstadt in December 2005. We believe that the closure of our Glueckstadt facility and transfer of the majority of its cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities will yield a more competitive cost structure.

Based on our inability to recover the remaining value of the long-lived assets at the Glueckstadt, Germany facility, we determined that these long-lived assets, with a carrying amount of $15.3 million, were impaired and wrote them down to their estimated fair value of $3.0 million, resulting in an impairment charge of $12.3 million ($6.5 million after tax), during fiscal year 2005.

During fiscal year 2006, we began to actively market the land and buildings, and the equipment which had carrying values of $1.6 million and $0.5 million, respectively. Current markets and third party interest for the land and buildings indicated we would not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the land and buildings to their fair value less costs to sell of $0.1 million and recorded an additional impairment charge of $1.5 million during fiscal year 2006. Subsequent to this impairment, we sold the land and building for $0.1 million.

As of June 30, 2006, management reevaluated its estimate of fair value less the cost to sell the remaining equipment and determined an additional impairment should be recognized for equipment with a carrying value of $0.3 million. Therefore, we wrote down the carrying value of the remaining equipment to its fair value less costs to sell of $0.2 million and recorded an impairment charge of $0.1 million. Although we believe the current carrying value less cost to sell represents the fair value of the equipment, it is possible the actual results of a sale could materially differ from amounts estimated.

The closure of the Glueckstadt facility resulted in the termination of 103 employees, and restructuring expenses related to the closure of $6.5 million over fiscal year 2005 and 2006. We expect this consolidation to enable us to improve our overall specialty fibers operating results by approximately $9 million annually.

In anticipation of the closure of the facility, customers increased their inventories to ensure a smooth transition as they qualified material supplied from our Memphis, Tennessee facility. Due to the increased demand, we were able to increase pricing and make incremental sales from inventory. Additionally, as a result of the impairment of the Glueckstadt plant and equipment, there was a decrease in depreciation expense during fiscal year 2006.

2004 Restructuring program and impairments

During March 2004, our Board of Directors approved the discontinuation of production of nonwoven materials at our Cork, Ireland facility. While the demand for nonwoven products grew at a rate in the low to mid-single digits on an annualized basis, the growth in demand was not sufficient to utilize the existing capacity fully. As such, industry participants rationalized production by idling plants and closing facilities.

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

2003 Restructuring programs (phase 1 and phase 2) and impairments

In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper. We completed this partial closure in August 2003 but continue to produce cosmetic cotton products at the Lumberton site. This decision reflects a steady decline in demand in the cotton fiber paper industry, which has contracted by more than one-third since the late 1990’s. While cotton linter pulp is one of our core businesses, current demand did not economically justify operating a facility that could only produce products for paper applications.

To meet our customers’ needs, we consolidated our cotton linter pulp production at our larger Memphis, Tennessee and Glueckstadt, Germany facilities. In conjunction with the consolidation, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across the company, the main component of which was the partial closure of our Lumberton, North Carolina facility. This phase of restructuring resulted in the elimination of approximately 100 positions within the specialty fibers segment. The resulting increase in facility utilization enabled us to improve our operating results by approximately $6 million annually. This more efficient operating configuration began to reduce our cost of goods sold beginning in January 2004. This closure reduced our working capital needs by approximately $10 million.

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

During fiscal year 2006, we began to actively market idled cotton linter pulping equipment which had a carrying value of $1.5 million. Management evaluated its estimate of fair value less the cost to sell the assets and determined an impairment should be recognized for the equipment. We wrote down the carrying value of the equipment to its fair value less costs to sell of $1.0 million and recorded an impairment charge of $0.5 million during fiscal year 2006. Subsequent to this impairment, we sold the equipment for net proceeds of $1.0 million.

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $1.2 million for fiscal year 2006 versus fiscal year 2005. Our decrease in average outstanding debt had a positive impact on interest expense during the period. Also contributing to the improvement was the impact of capitalizing interest for the Americana facility capital improvements. The total amount of interest capitalized during fiscal year 2006, related to the Americana project, was $1.3 million. These improvements were partially offset by higher variable interest rates. The weighted average effective interest rate on our variable rate debt increased from 5.3% at June 30, 2005 to 7.2% at June 30, 2006. See Note 9, Debt, in the Consolidated Financial Statements for further discussion of variable interest rates.

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

Loss on early extinguishment of debt costs

Fiscal year 2006 - On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our senior subordinated notes due in 2008. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during fiscal year 2006.

Fiscal year 2005 - On March 23, 2005 we used cash on hand to redeem $20 million of our senior subordinated notes due in 2008. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during fiscal year 2005.

Fiscal year 2004 - On November 5, 2003, we established a $220 million senior secured credit facility. This facility amended and restated our then existing $215 million revolving credit facility. We used the proceeds of the new credit facility to pay the outstanding balance on the former revolving credit facility plus transaction fees and expenses. During fiscal 2004, $1.6 million was expensed related to the early extinguishment of the previous credit facility.

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

Gain on sale of assets held for sale

In July 2004, we ceased production of nonwoven materials at our Cork, Ireland facility. Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4.5 million and $1.5 million, respectively. In late December of 2004, we completed the sale of the Cork facility building to the Port of Cork Company for $13.4 million. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds after decommissioning and other expenses of $13.1 million, we recognized a net gain of $7.2 million ($4.7 million net of tax) during fiscal year 2005.

Foreign exchange and other

Foreign exchange and other in fiscal 2006, 2005 and 2004 were $(0.4) million, $(0.6) million and $0.3 million, respectively. The expense in fiscal 2006 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar during the fiscal year. The expense in fiscal 2005 was primarily due to $0.5 million of expenses related to amending our senior secured credit facility and other financing related costs.

Income tax expense

Our effective tax rate for 2006 was approximately (189%) versus (2%) in fiscal 2005 and 37% in fiscal 2004.

Effective June 22, 2006, many of the tax measures introduced in the 2006 Canadian Federal budget were passed into law. Included in the budget was a reduction in the general corporate tax rate to 20.5% for 2008, 20% for 2009, and 19% for 2010 and later years. As a result, the company remeasured its Canadian deferred tax balances based on the reversal pattern of the company’s temporary differences, resulting in a $0.8 million net tax benefit.

Our Brazilian valuation allowance increased in 2006 due to larger losses associated with the slower than expected start-up of the Americana, Brazil operations.

Effective for transactions occurring after September 30, 2000 the Internal Revenue Service enacted the Extraterritorial Income Exclusion.  The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. In order to comply with international trade rules, the Act repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which will be completed on December 31, 2006.  For transactions during calendar years 2005 and 2006, the income exclusion will be 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2006 due to this phase-out and will continue to decrease through the final phase-out during fiscal 2007.

The Act provides a tax deduction for domestic manufacturers.  The deduction will be phased in during fiscal years 2006 through 2010. Due to the company’s U.S. net operating loss position, this deduction had no impact to fiscal year 2006. See Note 13, Income Taxes, in the Consolidated Financial Statements for further discussion of income taxes.

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

The total cost of the related planned maintenance activity performed in 2004 was $9.6 million. Historically, we perform planned extended maintenance shutdowns at our Perry, Florida facility in two to five year intervals. Due to variability in the timing and activities associated with our planned extended maintenance shutdowns, it is difficult to predict the future costs of these activities. See Note 3, Change in Accounting, in the Consolidated Financial Statements for further discussion of this change in accounting.

Financial Condition

Our financial condition continued to improve during fiscal year 2006. We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Liquidity and capitalization

We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of June 30, 2006 and believe we will continue to remain in compliance for the foreseeable future. These sources of financing are described in detail in Note 9, Debt, to the Consolidated Financial Statements.

Our total debt and capital leases decreased $16.9 million to $522.1 million at June 30, 2006 from $539.0 million at June 30, 2005. From June 30, 2004 to June 30, 2005, total debt decreased by $67.7 million. Our total debt as a percentage of our total capitalization was 64.3% at June 30, 2006 as compared to 66.7% at June 30, 2005 and 72.6% at June 30, 2004.

On June 30, 2006, we had $8.7 million of cash and cash equivalents and $62.6 million borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of June 30, 2006, our liquidity, including available borrowings and cash and cash equivalents was approximately $71.3 million. Management believes this is sufficient liquidity to meet the needs of the business. We believe we will continue to have positive cash flow and these borrowing conditions are not expected to impact our operating or investing activities, or our ability to service our debt obligations.

Treasury stock

Our Board of Directors has authorized the repurchase of up to 6.0 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. In fiscal 2006, we repurchased no shares of our common stock. Through June 30, 2006, we had repurchased a total of 5,009,300 shares under the current board authority.

Cash Flow

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future. Cash and cash equivalents totaled $8.7 million at June 30, 2006, compared to $9.9 million at June 30, 2005 and $27.2 million at June 30, 2004. The following table provides a summary of cash flows for the three years ended June 30, 2006.

(millions)	2006	2005	2004
Operating activities:
Net income (loss)	$2.0	$20.2	$(38.2)
Noncash charges and credits, net	49.3	58.3	72.6
Changes in operating assets and liabilities, net	7.4	0.1	31.3
Net cash provided by operating activities	58.7	78.6	65.7

Investing activities:
Purchases of property, plant and equipment	(45.6)	(45.3)	(31.9)
Proceeds from sales of assets	1.2	13.6	0.3
Other investing activities	(0.5)	(0.5)	(0.6)
Net cash used in investing activities	(44.9)	(32.2)	(32.2)

Financing activities:
Net borrowings (payments) under lines of credit	0.4	0.4	(224.0)
Proceeds from debt issuances	-	-	350.0
Payments on long-term debt and other	(16.8)	(67.7)	(178.3)
Other financing activities, net	0.5	2.4	(4.6)
Net cash used in financing activities	(15.9)	(64.9)	(56.9)

Effect of foreign currency rate fluctuations on cash	0.9	1.2	0.7

Net decrease in cash and cash equivalents	$(1.2)	$(17.3)	$(22.7)

Cash provided by operating activities

The $19.9 million decrease in cash flows from operating activities in 2006 was primarily the result of the decrease in net income in fiscal year 2006. This decrease was partially offset by general improvements in working capital during fiscal 2006. Although the closure of our Glueckstadt, Germany cotton cellulose facility improved working capital in fiscal 2006, this improvement was partially offset by increased working capital requirements at our Americana, Brazil specialty fibers facility as we moved away from the previous tolling arrangement toward new market production. We believe there are still opportunities to reduce working capital requirements and improve cash flow during fiscal year 2007.

The $12.9 million improvement in cash flows from operating activities in 2005 was primarily the result of improvements in net income in fiscal 2005. Due to an overall reduction in working capital during fiscal 2004, there was limited cash generation ability from changes in operating assets and liabilities during fiscal 2005.

Net cash used in investing activities

 Purchases of property, plant and equipment were consistent during fiscal 2006 and 2005, but were higher than fiscal year 2004, primarily due to expenditures related to the project to add full market capability to our Americana, Brazil cotton cellulose facility. The total cost of this facility improvement excluding capitalized interest was approximately $31 million, of which approximately $20 million was spent during fiscal 2006 and $11 million was spent during fiscal 2005. We expect further spending related to the Americana facility upgrade will be minimal. Although the Americana project is completed, we expect efficiency improvement and energy savings projects, maintenance capital, and environmental spending will result in total capital expenditures of approximately $45 million for fiscal 2007.

We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our Perry, Florida specialty fibers facility. Based on current estimates we expect expenditures of approximately $60 million over 8 - 10 years, possibly beginning as early as fiscal 2007. See Note 20, Contingencies, to the Consolidated Financial Statements.

During fiscal 2005, we sold the Cork, Ireland building and equipment for net proceeds of $13.1 million. These proceeds offset the increase in capital expenditures during the year.

During fiscal 2004, in addition to our basic capital maintenance expenditures of approximately $25 million, we made expenditures at our Foley plant for a planned maintenance shutdown and capital expenditures at our Memphis, Tennessee facility to provide the capability to manufacture cotton cellulose products previously manufactured at our Lumberton, North Carolina facility. The low level of capital spending achieved during 2004 was due to an overall effort to reduce capital expenditures and the lack of any major construction projects during those years.

Net cash used in financing activities

During fiscal year 2006 we used cash from operations to finance the capital investments we made at our Americana, Brazil facility, and to redeem, at par, $15 million principal amount of our high interest rate, 9.25%, senior subordinated notes due in 2008. We intend to continue to redeem portions of the remaining $65 million of these notes ahead of their maturity in the fall of 2008. These partial redemptions will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments. We are focused on debt reduction with an intermediate term objective of a 50/50 debt to equity balance in our capital structure.

During fiscal year 2005, we used cash from operating activities to reduce the principal balances on our debt and capital leases by $67.7 million. We called, at par, $20 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. (See Note 9, Debt, to the Consolidated Financial Statements for further information.)

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (6)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$726.8	$43.3	$158.4	$299.6	$225.5
Capital lease obligations (2)	1.5	0.7	0.8	-	-
Operating lease obligations (2)	2.2	1.4	0.7	0.1	-
Timber commitments (3)	58.6	13.1	25.3	20.2	-
Linter commitments (4)	9.3	9.3	-	-	-
Other purchase commitments (5)	12.7	11.0	1.7	-	-
Total contractual cash obligations	$811.1	$78.8	$186.9	$319.9	$225.5

(1) Amounts include related interest payments. Interest payments for variable debt of $98.7 million are based on the effective rate as of June 30, 2006 of 7.2%. See Note 9, Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) Capital lease obligations represent principal and interest payments. See Note 10, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 19, Commitments, to the Consolidated Financial Statements for further information.

(4) Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(6) Less than one year references fiscal 2007; 1-3 years references fiscal 2008 and 2009; 3-5 years references fiscal 2010 and 2011.

Note:
Additionally, the cash flow to fund postretirement benefit obligations has an expected net present value of $22.5 million. The actuarially estimated annual benefit payments net of retiree contributions are as follows: 2007 - $1.5 million; 2008-2009 - $3.3 million; 2010 - 2011 - $3.4 million; and 2012 through 2016 - $9.2 million. These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above. See Note 15, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates

This discussion and analysis is based upon our consolidated financial statements. Our critical and significant accounting policies are more fully described in Note 1, Accounting Policies, to our Consolidated Financial Statements. Some of our accounting policies require us to make significant estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates underlying our financial statements requires the exercise of management’s judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Our management exercises critical judgment in the application of our accounting policies in the following areas, which significantly affect our financial condition and results of operation. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

Allowance for doubtful accounts

We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could be reduced by a material amount.

Bad debt expense for fiscal years 2006, 2005 and 2004 was $0.1 million, $1.4 million and $4.0 million, respectively. During fiscal 2004, a significant customer filed for bankruptcy protection. As a result, we recorded an increase in our estimate for bad debts of $3.3 million during fiscal 2004.

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

In fiscal 2006, we increased the valuation allowances recorded against certain foreign and state net operating losses by approximately $3.8 million, since we believe it more likely than not that these assets will not result in a future tax benefit.

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

Depreciation

We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. Under this method, we calculate depreciation based on the expected total productive hours of the assets and, in any case, subject to a minimum level of depreciation. We review our estimate of total productive hours at least annually. If the estimated productive hours of these assets change based on changes in utilization and useful life assumptions, we adjust depreciation expense per unit of production accordingly. We use the straight-line method for determining depreciation on our other capital assets. During fiscal 2004, based on changes in utilization estimates, we increased depreciation expense by $0.2 million. We had no changes in estimates or assumptions during fiscal 2006 or 2005.

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

Based on the estimated fair values of long-lived assets, we have recorded impairment charges of $2.1 million, $12.3 million, and $45.9 million for years ended June 30, 2006, 2005, and 2004, respectively. If circumstances change, our estimated fair values may be impacted and have a material effect on our reported financial position and results of operations. See Note 4, Impairment of Long-lived Assets and Assets Held for Sale, of our Consolidated Financial Statements for further information concerning impairment charges.

We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future. See Note 1, “Accounting Policies,” to the Consolidated Financial Statements for further information on long-lived assets.

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

Interest Rates

The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end. The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt at June 30, 2006 were $522.1 million and $497.3 million and at June 30, 2005 were $539.0 million and $535.6 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to $9.5 million increase in the fair value of long-term debt.

We had $98.7 million of variable rate long-term debt outstanding at June 30, 2006. At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $1.0 million unfavorable impact on our pre-tax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to European interbank rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency. Buckeye and our subsidiaries generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars. The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not generally hedge these net investments. However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $196.9 million and $185.1 million at June 30, 2006 and 2005, respectively. The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $17.9 million at June 30, 2006. This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

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

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year. There were no fossil fuel contracts outstanding at June 30, 2006 or 2005 requiring fair value treatment.

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

Item 9a. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Buckeye management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of June 30, 2006 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information regarding members of the Board of Directors will be presented in our 2006 Annual Proxy Statement for the 2006 annual meeting of stockholders and is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on August 25, 2006 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	59	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	43	President, Chief Operating Officer	July 2006
Charles S. Aiken	56	Sr. Vice President, Manufacturing	October 2003
Jeffery T. Cook	44	Sr. Vice President, Marketing	February 2006
Sheila Jordan Cunningham	54	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	50	Vice President and Chief Financial Officer	July 2006
Douglas L. Dowdell	48	Sr. Vice President, Specialty Fibers	February 2006
William M. Handel	60	Sr. Vice President, Lean Enterprise	February 2006
Paul N. Horne	51	Sr. Vice President, Product and Market Development	February 2006

John B. Crowe
Chairman of the Board, Chief Executive Officer and Director
Mr. Crowe has served as Chairman of the Board and Chief Executive Officer since July 1, 2006. He served as President and Chief Operating Officer from April 2003 to July 2006. Mr. Crowe was elected as a director of Buckeye in August 2004. He served as Senior Vice President, Wood Cellulose from January 2001 to April 2003. He served as Vice President, Wood Cellulose Manufacturing from January 1998 to January 2001. Prior to joining the Company, he was Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and was Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company. From 1979 to 1992, he was an employee of Procter & Gamble.

Kristopher J. Matula
President, Chief Operating Officer
Mr. Matula has served as President and Chief Operating Officer since July 1, 2006. He served as Executive Vice President and Chief Financial Officer from October 2003 to July 2006. Mr. Matula served as Senior Vice President, Nonwovens and Corporate Strategy from April 2003 to October 2003. He served as Senior Vice President, Nonwovens from January 2001 to April 2003. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

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

Jeffery T. Cook
Senior Vice President, Marketing
Mr. Cook has served as Senior Vice President, Marketing since February 1, 2006.   He served as Senior Vice President, Product and Market Development from February 2005 to February 2006. Mr. Cook served as Vice President, Product and Market Development from July 2003 to February 2005. He served as Vice President of Research and Development, Wood Cellulose from August 1999 to July 2003. He was an employee of Procter and Gamble from 1988 to 1998.

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

Steven G. Dean
Vice President, Chief Financial Officer
Mr. Dean has served as Vice President and Chief Financial Officer since July 1, 2006. He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006. Previously, he served as Controller for Buckeye's Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye's Nonwovens Division from August 2001 to November 2004. Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

Douglas L. Dowdell
Senior Vice President, Specialty Fibers
Mr. Dowdell has served as Senior Vice President, Specialty Fibers since February 1, 2006.  He served as Senior Vice President, Nonwovens from February 2005 to February 2006. Mr. Dowdell served as Vice President, Nonwovens from October 2003 to February 2005. He served as Vice President, Absorbent Wood Fiber Sales from February 2002 to October 2003. He served as Vice President, Nonwovens Business Development from February 2001 to February 2002. He served as Vice President, Absorbent Products Business Development from August 2000 to February 2001. Prior to August 2000 he held several positions in the Company including: Manager, Absorbent Fiber Sales; Manager, Business Development; and Manager, Wood Procurement. He was an employee of Procter & Gamble from 1988 to March 1993.

William M. Handel
Senior Vice President, Lean Enterprise
Mr. Handel has served as Senior Vice President, Lean Enterprise since February 1, 2006.  He served as Senior Vice President, Human Resources from April 2000 to February 2006. Mr. Handel served as Vice President, Human Resources from November 1995 to April 2000 and as Human Resources Manager from March 1993 to November 1995. He was an employee of Procter & Gamble from 1974 to March 1993.

Paul N. Horne
Senior Vice President, Product and Market Development
Mr. Horne has served as Senior Vice President, Product and Market Development since February 1, 2006.  He served as Senior Vice President, Cotton Cellulose from January 2001 to February 2006. Mr. Horne served as Senior Vice President, Commercial - Specialty Cellulose from July 1997 to January 2001 and as Vice President, North and South American Sales from October 1995 to July 1997. He was an employee of Procter & Gamble from 1982 to March 1993.

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

Item 11. Executive Compensation

Information relating to this item will be included in our 2006 Annual Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item will be included under the captions “Buckeye Stock Ownership”, “Executive Compensation” and “Equity Compensation Plan Information” in our 2006 Annual Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to this item will be included in our 2006 Annual Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in our 2006 Annual Proxy Statement and is incorporated by reference herein.

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

	(3)	Listing of Exhibits. See exhibits listed under Item 15 (b).

Exhibit 15 (b). Exhibits required by Item 601 of Regulation S-K

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for quarter ended December 31, 1997
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.2 to Form 10-Q dated March 31, 2006
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K dated June 30, 1997
4.2	Indenture for 9 ¼% Senior Subordinated Notes due 2008, dated July 12, 1996	Exhibit 4.2 to Form S-3 file no. 333-05139 filed on June 4, 1996
4.3	Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998	Exhibit 4.3 to Form S-4 file no. 333-59267, filed on July 16, 1998
4.4	Indenture for 8 ½%Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to Form 10-K dated June 30, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to Form S-4 file no. 333-59267, filed on July 16, 1998
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to Form 10-K dated June 30, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to Form 10-K dated June 30, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to Form 10-Q dated December 31, 2000
10.6
Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995
Exhibit 10.1 to Form 10-Q/A dated March 31, 1999
10.7
Amended and Restated Credit Agreement dated November 5, 2003 among the Registrant; Fleet National Bank; Fleet Securities Inc.; Citigroup Global Markets Inc.; UBS Security LLC; Citibank N.A.; UBS, AG Stanford Branch; and the other lenders party thereto
Exhibit 10.1 to Form 10-Q dated September 30, 2003
10.8	Amended and Restated Credit Agreement Amendment No. 1, dated March 15, 2005	Exhibit 10.1 to Form 10-Q dated March 31, 2005
10.9	Form of Change in Control Agreement, dated August 8, 2006	Exhibit 10.1 to Form 8-K dated August 11, 2006
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 31, 2006

By:	/s/ David B. Ferraro
David B. Ferraro, Director
Date:	August 31, 2006

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	August 31, 2006

By:	/s/ Henry F. Frigon
Henry F. Frigon, Director
Date:	August 31, 2006

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	August 31, 2006

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	August 31, 2006

By:	/s/ Steven G. Dean
Steven G. Dean, Vice President and Chief Financial Officer
Date:	August 31, 2006

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer
Date:	August 31, 2006

BUCKEYE TECHNOLOGIES INC.

Report of Management

The management of Buckeye Technologies Inc. is committed to providing financial reports that are complete, accurate and easily understood.

The consolidated financial statements and financial information included in this report have been prepared in accordance with accounting principles generally accepted in the United States and in the opinion of management fairly and completely present the Company’s financial results. Our independent auditor, Ernst & Young LLP, has examined our financial statements and expressed an unqualified opinion.

Ensuring the accuracy of financial statements starts at the top of the Company. Our Board of Directors provides oversight as the representative of the stockholders. Our Audit Committee, consisting entirely of independent Directors, meets regularly with management, internal audit and the independent auditors to review our financial reports.

The Company’s senior management, our corporate leadership team, is actively involved in all aspects of the business. This group understands key strategies and monitors financial results. We maintain a system of internal control which provides reasonable assurance that transactions are accurately recorded and assets are safeguarded. All of the Company’s officers and financial executives adhere to the Company’s Code of Business Conduct and Ethics and provide written confirmation of their compliance annually.

Our Company was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.

/s/ John B. Crowe	/s/ Kristopher J. Matula	/s/ Steven G. Dean
John B. Crowe	Kristopher J. Matula	Steven G. Dean
Chairman of the Board and	President and	Vice President and
Chief Executive Officer	Chief Operating Officer	Chief Financial Officer

Management’s Report on Internal Control Over Financial Reporting

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of June 30, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10 - K.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chair of the Board and	Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Buckeye Technologies Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Buckeye Technologies Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of Buckeye Technologies Inc. and our report dated August 31, 2006 expressed an unqualified opinion thereon.

Memphis, Tennessee                                       /s/ Ernst & Young LLP
August 31, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for planned maintenance activities in 2004.

Memphis, Tennessee                               /s/ Ernst & Young LLP
August 31, 2006

Consolidated Statements of Operations
(In thousands, except per share data)
	Year Ended June 30
	2006	2005	2004
Net sales	$728,485	$712,782	$656,913
Cost of goods sold	628,687	592,726	579,472
Gross margin	99,798	120,056	77,441
Selling, research and administrative expenses	47,762	43,270	42,423
Amortization of intangibles and other	2,000	2,280	2,244
Impairment of long-lived assets	2,090	12,326	45,908
Restructuring costs	3,526	4,579	5,945
Operating income (loss)	44,420	57,601	(19,079)
Other income (expense):
Interest income	635	943	923
Interest expense and amortization of debt costs	(43,868)	(45,142)	(47,284)
Loss on early extinguishment of debt	(151)	(242)	(4,940)
Gain on sale of assets held for sale	-	7,203	-
Foreign exchange and other	(352)	(649)	273

Income (loss) before income taxes and cumulative effect of change in accounting	684	19,714	(70,107)

Income tax benefit	(1,296)	(490)	(26,197)
Income (loss) before cumulative effect of change in accounting	1,980	20,204	(43,910)
Cumulative effect of change in accounting (net of tax of $3,359)	-	-	5,720
Net income (loss)	$1,980	$20,204	$(38,190)

Earnings (loss) per share before cumulative effect of change in accounting
Basic	$0.05	$0.54	$(1.18)
Diluted	$0.05	$0.54	$(1.18)

Cumulative effect of change in accounting per share
Basic	$-	$-	$0.15
Diluted	$-	$-	$0.15

Earnings (loss) per share
Basic	$0.05	$0.54	$(1.03)
Diluted	$0.05	$0.54	$(1.03)

Weighted average shares for earnings per share
Basic	37,622	37,447	37,075
Diluted	37,658	37,598	37,075

See accompanying notes.

Consolidated Balance Sheets

(In thousands, except share data)
	June 30
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,734	$	$ 9,926
Accounts receivable - trade, net of allowance for doubtful accounts of $1,904 in 2006 and $5,602 in 2005	110,218		116,006
Accounts receivable - other	3,880		2,209
Inventories	98,567		107,895
Deferred income taxes	4,176		3,584
Prepaid expenses and other	4,297		6,884
Total current assets	229,872		246,504

Property, plant and equipment, net	531,898		525,931
Goodwill	149,106		139,430
Intellectual property and other, net	38,677		37,872
Total assets	$949,553		$$949,737

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,973		$37,226
Accrued expenses	48,416		48,401
Current portion of capital lease obligation	627		685
Current portion of long-term debt	1,294		1,376
Total current liabilities	83,310		87,688

Long-term debt	519,414		535,539
Accrued postretirement benefits	19,367		19,206
Deferred income taxes	35,686		34,660
Capital lease obligation	755		1,382
Other liabilities	1,304		1,673

Commitments and contingencies (Notes 10, 19, and 20)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-		-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 37,901,334 and 37,586,409 shares outstanding at June 30, 2006 and 2005, respectively	431		431
Additional paid-in capital	49,274		52,446
Accumulated other comprehensive income	33,819		16,791
Retained earnings	277,733		275,753
Treasury shares, 5,241,436 and 5,556,361 shares at June 30, 2006 and 2005, respectively	(71,540)		(75,832)
Total stockholders’ equity	289,717		269,589
Total liabilities and stockholders’ equity	$949,553		$949,737

See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2003	$431	$55,235	$(3,410)	$293,739	$(84,111)	$261,884
Comprehensive income (loss):
Net loss	-	-	-	(38,190)	-	(38,190)
Other comprehensive income:
Foreign currency translation adjustment	-	-	2,841	-	-	2,841
Comprehensive loss						(35,349)

Issuance of 326,219 shares of common stock	-	(1,782)	-	-	4,416	2,634
Tax benefit from stock-based awards	-	105	-	-	-	105
Termination of restricted stock	-	-	-	-	(5)	(5)
Amortization of deferred stock compensation	-	36	-	-	-	36
Directors stock compensation (4,469 shares)	-	-	-	-	40	40
Balance at June 30, 2004	$431	$53,594	$(569)	$255,549	$(79,660)	$229,345
Comprehensive income (loss):
Net income	-	-	-	20,204	-	20,204
Other comprehensive income:
Foreign currency translation adjustment	-	-	17,360	-	-	17,360
Comprehensive income						37,564

Issuance of 279,698 shares of common stock	-	(1,470)	-	-	3,791	2,321
Tax benefit from stock-based awards	-	245	-	-	-	245
Termination of restricted stock		-	-	-	(3)	(3)
Amortization of deferred stock compensation	-	77	-	-	-	77
Directors stock compensation (3,439 shares)	-	-	-	-	40	40
Balance at June 30, 2005	$431	$52,446	$16,791	$275,753	$(75,832)	$269,589

Comprehensive income (loss):
Net income	-	-	-	1,980	-	1,980
Other comprehensive income:
Foreign currency translation adjustment	-	-	17,028	-	-	17,028
Comprehensive income						19,008

Issuance of 313,670 shares of common stock	-	(3,733)	-	-	4,282	549
Stock-based compensation expense	-	561	-	-	-	561
Directors stock compensation (1,255 shares)	-	-	-	-	10	10
Balance at June 30, 2006	$431	$49,274	$33,819	$277,733	$(71,540)	$289,717

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2006	2005	2004
Operating activities
Net income (loss)	$1,980	$$20,204	$(38,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting	-	-	(5,720)
Impairment of long-lived assets	2,090	12,326	45,908
Depreciation and depletion	46,903	45,964	45,675
Amortization	3,336	3,477	4,227
Loss on early extinguishment of debt	151	242	4,940
Deferred income taxes	(5,464)	4,510	(27,340)
Non-cash tax benefit	-	(5,481)	-
Gain on sale of assets held for sale	-	(7,203)	-
Provision for bad debts	123	1,372	4,010
Other	2,192	3,150	867
Changes in operating assets and liabilities:
Accounts receivable	8,535	(5,971)	11,716
Inventories	10,900	(1,504)	29,838
Other assets	(5,954)	463	(2,301)
Accounts payable and other current liabilities	(6,071)	7,072	(7,974)
Net cash provided by operating activities	58,721	78,621	65,656

Investing activities
Purchases of property, plant and equipment	(45,591)	(45,329)	(31,871)
Proceeds from sales of assets	1,163	13,648	309
Other	(467)	(567)	(683)
Net cash used in investing activities	(44,895)	(32,248)	(32,245)

Financing activities
Net borrowings (payments) under revolving line of credit	350	400	(224,026)
Issuance of long-term debt	-	-	350,000
Payments on long-term debt and capital lease obligations	(16,813)	(67,758)	(178,333)
Payments for debt issuance costs	-	(5)	(9,070)
Payments related to early extinguishment of debt	-	-	(2,115)
Proceeds from termination of swap	-	-	4,000
Net proceeds from sale of equity interests	549	2,468	2,667
Net cash used in financing activities	(15,914)	(64,895)	(56,877)
Effect of foreign currency rate fluctuations on cash	896	1,213	724
Decrease in cash and cash equivalents	(1,192)	(17,309)	(22,742)
Cash and cash equivalents at beginning of year	9,926	27,235	49,977
Cash and cash equivalents at end of year	$8,734	$9,926	$27,235

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

Fiscal Year

Except as otherwise specified, references to years indicate our fiscal year ended June 30, 2006 or ended June 30 of the year referenced.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider cash equivalents to be temporary cash investments with a maturity of three months or less when purchased.

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

Allowance for Doubtful Accounts

We provide an allowance for receivables we believe we may not collect in full. Management evaluates the collectibility of accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve. For all other customers, we recognize reserves for bad debts based on our historical collection experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could differ by a material amount.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2006, 2005 and 2004 was $1,866, $418 and $67, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. The straight line method is used for determining depreciation on other capital assets. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

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

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong. We have determined that our reporting units for Goodwill are the same as our operating segments before aggregation. See Note 17, “Segment Reporting,” for further discussion of our operating segments. Goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. No impairment was recorded during the years ending June 30, 2006, 2005 and 2004. The change in goodwill resulted from changes in foreign currency exchange rates.

Intellectual Property and Other

At June 30, 2006 and 2005, we had intellectual property totaling $25,173 and $27,576, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac™ technology. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $14,519 and $12,288 at June 30, 2006 and 2005, respectively. Intellectual property amortization expense of $2,000, $2,280 and $2,244 was recorded during the years June 30, 2006, 2005 and 2004, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $1,924 in 2007, $1,929 in 2008, $1,929 in 2009, $1,929 in 2010 and $1,929 in 2011.

Deferred debt costs of $7,534 and $9,148 at June 30, 2006 and 2005, respectively are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $6,901 and $5,810 at June 30, 2006 and 2005, respectively. We recorded amortization of deferred debt costs of $1,487, $1,556 and $1,960 during the years ending June 30, 2006, 2005 and 2004, respectively.

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

We periodically use derivatives and other financial instruments to hedge exposures to fossil fuels, interest rates and currency risks. For hedges which meet the Statement of Financial Accounting Standards No. (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, criteria, we formally designate and document the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged.

From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies. These contracts are not designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in foreign exchange and other.

Derivatives are recorded in the consolidated balance sheet at fair value. At June 30, 2006 and 2005, we had no derivatives outstanding.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Discounts and allowances reduce net sales and are comprised of trade allowances, cash discounts and sales returns.

Shipping and Handling Costs

Amounts related to shipping and handling which are billed to a customer in a sale transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Foreign Currency Translation

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity, and are the only component of other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)” in the results of operations. Transaction gains and (losses) of $(551), $(226), and $224 were recorded during the years ended June 30, 2006, 2005 and 2004, respectively.

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

Earnings Per Share

Basic earnings per share has been computed based on the average number of common shares outstanding excluding restricted stock. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and restricted stock awards calculated using the treasury stock method. Diluted loss per share amounts for 2004 were calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Bulletin 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in

SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the income statement based on their fair values.  SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of share-based awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On July 1, 2005 (the first day of our 2006 fiscal year), we adopted SFAS 123(R). We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted share-based awards that remain outstanding at the date of adoption.

On June 7, 2005, prior to our adoption of FSAS 123(R), the Compensation Committee of our Board of Directors approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005. The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the implementation of SFAS 123(R). We estimate the compensation expense, before tax, which was avoided as a result of the acceleration, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009) based on fair value calculations using the Black-Scholes methodology.
The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the employee stock-based awards been recorded during fiscal year 2005 and fiscal year 2004 based on the fair value method under SFAS 123(R).

	Year Ended June 30
	2005		2004

Net income (loss) as reported		$$20,204	$(38,190)
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect		(4,856)	(1,511)
Pro forma net income (loss)		$$15,348	$(39,701)
Earnings (loss) per share:
Basic - as reported	$	$ 0.54	$(1.03)
Basic - pro forma	$	$ 0.41	$(1.07)
Diluted - as reported	$	$ 0.54	$(1.03)
Diluted - pro forma	$	$ 0.41	$(1.07)

Stock-based compensation expense for fiscal year 2006 was $561 ($365 after tax and $0.01 per share). See Note 11 for a discussion of the assumptions underlying the pro forma calculations above.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for us in fiscal 2008. The interpretation provides a consistent framework for accounting for tax positions in accordance with SFAS 109 “Accounting for Income Taxes.” At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

NOTE 3: CHANGE IN ACCOUNTING

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

Reported basic and diluted loss per share for fiscal 2004 was $(1.03). Excluding the cumulative effect of the accounting change, the basic and diluted loss per share was $(1.18).

NOTE 4: IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

Lumberton, North Carolina Facility

During fiscal year 2006, we began to actively market idled cotton linter pulping equipment at our Lumberton, North Carolina facility which had a carrying value of $1,451. Management determined that the classification as held for sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), had been met. Accordingly, management evaluated its estimate of fair value less the cost to sell the assets and determined an impairment should be recognized for the equipment. Current markets and third party interest for the equipment indicated we would not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the equipment to its fair value less costs to sell of $963 and recorded an impairment charge of $488 during fiscal year 2006. Subsequent to this impairment, we sold the equipment for net proceeds of $963.

Glueckstadt, Germany Facility

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt, Germany facility. Our decision was due to a combination of factors that had increased the plant’s costs to a level at which it is uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt’s costs were denominated in euros, this substantial strengthening had a negative impact on Glueckstadt’s cost position. Additionally, Glueckstadt’s process water, waste treatment and energy costs were more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility. Faced with these difficulties, we reduced the number of employees at the facility from approximately 150 to approximately 100 and operated at 55% of capacity during calendar year 2004. Based on these factors, we ceased production at Glueckstadt in December of 2005. We believe that the closure of our Glueckstadt facility and transfer of the majority of its cotton-based specialty fiber production to our Memphis, Tennessee and Americana, Brazil facilities will yield a more competitive cost structure.

During fiscal 2005 we evaluated the recoverability of the long-lived assets at the Glueckstadt facility in accordance with SFAS 144. Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $15,280 (net of $2,977 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $2,954, resulting in an impairment charge of $12,326. This fair value was based on the remaining service potential of the facility through its expected closure in the second quarter of fiscal 2006, plus the estimated salvage value, as we did not believe the facility could be economically utilized for its intended purpose by us or a third party. The fair value analysis used a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

During fiscal year 2006, we began to actively market the land and buildings, and the equipment which had carrying values of $1,600 and $496, respectively. Management determined that the classification as held for sale criteria in SFAS 144 had been met. Accordingly, management reevaluated its estimate of fair value less the cost to sell the assets and determined an additional impairment should be recognized for the land and buildings. Current markets and third party interest for the land and buildings indicated we would not be able to recover the carrying value through the sales process. Therefore, we wrote down the carrying value of the land and buildings to their fair value less costs to sell of $121 and recorded an impairment charge of $1,469 during fiscal year 2006. Subsequent to this impairment, we sold the land and building for $127. As of June 30, 2006, management re-evaluated its estimate of fair value less the cost to sell the remaining assets and determined an additional impairment should be recognized for equipment with a carrying value of $297. Therefore, we wrote down the carrying value of the remaining equipment to its fair value less costs to sell of $165 and recorded an impairment charge of $132.

The carrying value of the equipment was classified in property, plant and equipment as of June 30, 2005 and has been reclassified to current assets held for sale and is presented under the “Prepaid expenses and other” caption in the balance sheet as of June 30, 2006.

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

In accordance with SFAS 144 we evaluated the value of the property, plant, and equipment associated with the Cork facility. Under this guidance, we determined that those long-lived assets, with a carrying amount of $48,359 (net of $6,914 of foreign currency translation adjustment), were impaired and wrote them down to their estimated fair value of $5,409, resulting in an impairment charge of $42,950 during fiscal 2004. Fair value was based on the estimated salvage value of the Cork facility as we did not believe the facility could be utilized for its intended purpose. The salvage value incorporated assumptions that marketplace participants would likely use in estimating the fair value of the Cork facility

Subsequent to the July 2004 closure of the facility, we began to actively market the building and equipment with carrying values of $4,494 and $1,505, respectively, and reclassified them as assets held for sale. In late December of 2004, we completed the sale of the building to the Port of Cork Company for $13,408. Although the carrying values of these assets were based on appraisals and available market information at the time of the impairment in March of 2004, the purchase of this building for strategic purposes by the Port of Cork Company was not contemplated in those appraisals. As a result of the sale and disposition of the building and equipment for net proceeds of $13,134 (net of $1,897 of decommissioning and selling costs), we recognized a net gain of $7,203 ($4,682 net of tax and $0.12 per share net of tax) during fiscal 2005. The gain is presented under the “Gain on sale of assets held for sale” caption in the statement of operations.

Other Facilities

During fiscal 2004, we also impaired certain equipment and other capitalized costs at specialty fibers facilities in the United States. These assets consisted of equipment that was replaced with more cost effective technology, engineering costs and capitalized interest for a long delayed project, and assets related to idled equipment. In evaluating these assets with a total carrying amount of $3,209, it was determined that the carrying value was not recoverable and the estimated fair value was $251. We recognized an impairment charge of $2,958.

NOTE 5: RESTRUCTURING COSTS

During fiscal 2003 we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company. During the first quarter of fiscal 2004, we entered into a second phase of our restructuring program. This program was a continuation of the program initiated in the fourth quarter of fiscal 2003 and enabled us to improve our operating results through reduced salaries, benefits, other employee-related expenses and operating expenses. As a result of this restructuring, 78 positions were eliminated. These positions included manufacturing, sales, product development and administrative functions throughout the organization. We do not expect any additional payments related to this phase of the restructuring program.

During fiscal 2005, we entered into another restructuring program. As part of this program, we discontinued production of cotton-based specialty fibers at our Glueckstadt, Germany facility during December 2005. The closure of the Glueckstadt facility resulted in the termination of 103 employees.

Restructuring expenses are included in “Restructuring costs” in our consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in “Accrued expenses” in the consolidated balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the year ended June 30, 2006.

		Year Ended June 30, 2006
	Accrual Balance as of June 30, 2005	Additional Charges	Adjustments	Impact of Foreign Currency	Payments	Accrual Balance as of June 30, 2006	Total Program Charges to Date
2003 Restructuring Program-Phase 2
Severance and employee benefits
Specialty fibers	$13	$10	-	$(1)	$(22)	$-	$1,894
Nonwovens materials	-	-	-	-	-	-	39
Corporate	-	-	-	-	-	-	1,514
Total 2003 Program-Phase 2	13	10	-	(1)	(22)	-	3,447

2005 Restructuring Program
Specialty fibers
Severance and employee benefits	2,311	2,624	-	20	(4,946)	9	5,096
Other miscellaneous expenses	147	1,018	(126)	5	(1,033)	11	1,497
Total 2005 Program	2,458	3,642	(126)	25	(5,979)	20	6,593

Total All Programs	$2,471	$3,652	$(126)	$24	$(6,001)	$20	$10,040

NOTE 6: INVENTORIES

Components of inventories
	June 30
	2006	2005

Raw materials	$30,028	$33,433
Finished goods	45,759	53,353
Storeroom and other supplies	22,780	21,109
	$98,567	$107,895

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2006	2005

Land and land improvements	$16,209	$16,521
Buildings	131,521	125,917
Machinery and equipment	794,522	717,014
Construction in progress	15,425	43,518
	957,677	902,970
Accumulated depreciation	(425,779)	(377,039)
	$531,898	$525,931

NOTE 8: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2006	2005

Income taxes	$4,357	$1,981
Interest	11,323	11,136
Retirement plans	6,258	5,924
Salaries and incentive pay	4,430	6,855
Customer incentive programs	4,895	4,017
Vacation pay	5,033	4,786
Other	12,120	13,702
	$48,416	$48,401

NOTE 9: DEBT

Components of long-term debt
	June 30
	2006	2005
Senior Notes due:
2013	$200,000	$$200,000
Senior Subordinated Notes due:
2008	64,902	79,832
2010	152,059	152,558
Credit Facilities	98,747	99,525
Other	5,000	5,000
	520,708	536,915
Less current portion	1,294	1,376
	$519,414	$$535,539

Senior Notes

During September 2003, we placed privately $200,000 in aggregate principal amount of 8.5% senior notes due October 1, 2013 (the “2013 Notes”). In fiscal year 2004, we exchanged these outstanding notes for public notes with the same terms. The notes are unsecured obligations and are senior to any of our subordinated debt. The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption. We used the net proceeds from the private placement to redeem our $150,000 senior subordinated notes due 2005, make a permanent reduction of $40,000 to our revolving credit facility and pay the related transaction costs. Total costs for the issuance of these notes were $5,274 and will be amortized over the life of the senior notes using the effective interest method.

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

During fiscal year 2005, we redeemed $20,000 of the 2008 Notes. During fiscal year 2006, we called and redeemed an additional $15,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During fiscal year 2006 and 2005, we recorded non-cash expenses of $151 and $242, respectively related to the early extinguishment of debt.

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

Under the indentures governing our senior subordinated notes, as well as the indenture that governs our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called “ratio debt” or, alternatively, must be permitted in form and amount as “Permitted Indebtedness.” In order to incur ratio debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. Currently, we exceed the required 2:1 ratio and as a result, are not limited to the “ratio debt” restrictions under the indentures governing the senior notes and the senior subordinated notes.

Interest Rate Swap

In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2006 and 2005 the unamortized portion of the termination fee was recorded as an increase in debt of $2,452 and $3,024, respectively. During the years ended June 30, 2006, 2005 and 2004, the swap reduced our interest expense by $572, $571 and $1,848, respectively and will continue to reduce interest expense through the amortization period of the termination fee.

Revolving Credit Facility

On November 5, 2003, we established a $220,000 senior secured credit facility (the “credit facility”), comprised of a $70,000 revolving credit facility (the “revolver”) maturing on September 15, 2008 and a $150,000 term loan (the “term loan”) with serial maturities of $249 with final payment at maturity. The term loan maturity date is March 15, 2008, unless we retire or refinance the 2008 Notes, with a due date after October 15, 2010, in which case the maturity date would be April 15, 2010.

The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). Based on fiscal 2006 results, we are required to make an excess cash flow payment during fiscal 2007 of $296. During fiscal 2006, we made an excess cash flow payment of $378 based on fiscal 2005 performance and additional voluntary payments of $2,002. Total payments on the term loan, including required principal payments, during fiscal 2006 were $3,378.

We had $98,747 outstanding on this facility ($95,747 on the term loan and $3,000 on the revolving credit facility) at an average variable interest rate of 7.2% as of June 30, 2006. The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. Effective March 15, 2005, the interest rate applicable to the term loan is the agent’s prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. During fiscal year 2006, we were in compliance with these financial covenants.

As of June 30, 2006, we had $62,625 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. The commitment fee, on the unused portion of the revolving credit facility, ranges from 0.40% to 0.50% per annum. Total costs for the issuance of the new facility were approximately $3,300 and are being amortized to interest expense using the effective interest method over the life of the facility. The unamortized issuance costs are presented under the “Intellectual property and other, net” caption on the balance sheet. During fiscal 2004, $1,640 was expensed related to the early extinguishment of the previous credit facility.

Other Debt

On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of June 30, 2006, these patent rights were not resolved. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of June 30, 2006, we have accrued interest on the note of $1,867.

Aggregate maturities of long-term debt for the next five fiscal years and beyond are as follows: 2007-$1,294, 2008-$5,998, 2009-$68,998, 2010-$92,457, 2011-$150,000 and thereafter $200,000. The 2007 maturities consist of the term loan serial maturities of $998 and an excess cash flow payment of $296. Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2006, the amount available for the payment of dividends and/or the acquisition of treasury stock was limited. Under our most restrictive debt agreements the amount available for the payment of dividends and/or the acquisition of treasury stock will depend on our financial results and ability to comply with certain conditions.

Total cash interest payments for the years ended June 30, 2006, 2005 and 2004 was $44,303, $44,358 and $47,783, respectively.

We had no off-balance sheet financing except for operating leases as disclosed in Note 10.

NOTE 10: LEASES

Capital Leases

In October 2001, we entered into capital lease agreements for certain airlaid nonwovens plant equipment. The total cost of the assets covered by these agreements was $4,284. As of June 30, 2006, the accumulated depreciation on these assets was $692. At June 30, 2006, our future minimum lease payments, including interest totaling $152, for these assets were as follows: 2007—$717; 2008—$449; 2009—$368; 2010—$0. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Operating Leases

We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $2,940, 3,371 and $3,960 during the years ended June 30, 2006, 2005 and 2004, respectively. The commitments under the operating leases at June 30, 2006 were as follows: 2007—$1,421; 2008—$538; 2009—$182; 2010—$58; 2011—$47 and thereafter—$0.

NOTE 11: COMMON STOCKHOLDERS’ EQUITY

Stock Compensation Plans

Our stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of our Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant. During fiscal year 2006, our employee stock option plans and our director plan expired, and no further options can be granted under these plans.

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

We use the Black-Scholes option-pricing model to calculate the fair value of options for determining our option related compensation expense. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2006, 2005 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2006	2005	2004
Expected lives	6.3 years	5.9 years	7.8 years
Expected volatility	55%	49%	49%
Risk-free interest rate	4.4%	3.7%	4.1%
Forfeiture rate	11%	-	-

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

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. The forfeiture rate is based on our historic forfeiture experience.  Prior to the implementation of SFAS 123(R), we accounted for forfeitures when they occurred.

The following table summarizes information about our stock option plans for the years ended June 30:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,765,150	$13.57	5,046,750	$13.35	4,833,950	$13.60
Granted at market	358,000	7.64	100,000	10.57	845,000	10.72
Granted below market	-	-	-	-	36,000	7.60
Exercised	(73,500)	7.47	(270,800)	8.22	(318,200)	8.04
Forfeited	(4,000)	7.62	(67,600)	11.98	(163,200)	12.08
Expired	(805,250)	12.75	(43,200)	16.93	(186,800)	16.89
Outstanding at end of year	4,240,400	$13.34	4,765,150	$13.57	5,046,750	$13.35
Exercisable at end of year	3,854,800	$13.91	4,716,350	$13.64	3,638,484	$14.13

  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $4.37, $5.32 and $6.24 per option in 2006, 2005 and 2004, respectively. The weighted-average fair value of the grants below market was $7.19 in 2004. As of June 30, 2006, the total future compensation cost related to non-vested stock option grants was $1,210 over a weighted average period of 1.8 years. The aggregate intrinsic value of vested options outstanding at June 30, 2006 was $45.

Since our stock option plans expired during fiscal 2006, there are no options available for grant at June 30, 2006. There were 319,200 and 308,400 shares reserved for grants of options at June 30, 2005 and 2004, respectively. The following summary provides information about stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Exercise Price	Options	Average Exercise Price	Average Remaining Life (Years)	Options	Average Exercise Price
$ 6.50-$12.00	2,291,400	$10.24	7.1	1,905,800	$10.76
$12.01-$18.00	1,897,792	16.83	2.1	1,897,792	16.83
$18.01-$24.00	51,208	23.04	3.5	51,208	23.04
Total	4,240,400	$13.34	4.8	3,854,800	$13.91

Stock options and restricted stock awards that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 4,411,466, 4,245,071 and 3,801,640 for the years ended June 30, 2006, 2005 and 2004, respectively. In addition, during 2004 even those shares that ordinarily would have been included in diluted shares were not, due to the net loss incurred during 2004, as the inclusion of dilutive securities in the denominator for losses would have been anti-dilutive.

Restricted Stock Plan

The following table summarizes information about our restricted stock plan for the years ended June 30:

	2006		2005		2004
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	51,440	$12.49	42,998	$12.64	75,737	$13.18
Granted at market	240,170	7.31	8,898	11.79	8,019	9.80
Vested	-	-	(282)	(10.94)	(40,038)	14.11
Forfeited	-	-	(174)	(11.79)	(720)	8.54
Nonvested at end of year	291,610	$8.23	51,440	$12.49	42,998	$12.64

In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 treasury shares to fund this plan. At June 30, 2006, 338,526 restricted shares had been awarded since inception of the plan. The weighted-average fair value of restricted stock awards is the closing price of the common stock on the New York Stock Exchange on the date of the grant. Although the restricted stock may be voted by the recipient, the restricted stock may not be sold, pledged or otherwise transferred before the recipient’s death or the recipient’s retirement from Buckeye. Therefore, the vesting period is from the date of grant to the date each employee reaches age 62 (the retirement age defined in the plan). Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years. As of June 30, 2006, the total future compensation cost related to non-vested restricted stock awards was $1,640 over a weighted average period of 9.5 years.

Treasury Shares

 The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. No shares were repurchased during 2006, 2005 and 2004. A total of 5,009,300 shares have been repurchased through June 30, 2006.

NOTE 12: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years June 30:

	2006	2005	2004
Net income (loss)	$1,980	$20,204	$(38,190)

Weighted-average shares of common stock outstanding	37,622	37,447	37,075
Effect of diluted shares	36	151	-
Weighted-average common and common equivalent shares outstanding	37,658	37,598	37,075

Earnings (loss) per share before cumulative effect of change in accounting
Basic	$0.05	$0.54	$(1.18)
Diluted	$0.05	$0.54	$(1.18)

Cumulative effect of change in accounting
Basic	$-	$-	$0.15
Diluted	$-	$-	$0.15

Earnings (loss) per share
Basic	$0.05	$0.54	$(1.03)
Diluted	$0.05	$0.54	$(1.03)

NOTE 13: INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of change in accounting were taxed under the following jurisdictions:

	Year Ended June 30
	2006	2005	2004

Domestic	$2,505	$18,881	$(76,210)
Foreign	(1,821)	833	6,103

Income (loss) before income taxes and cumulative effect of change in accounting	$684	$19,714	$(70,107)

Income tax expense (benefit) before cumulative effect of change in accounting:

	Year Ended June 30
	2006	2005	2004
Current tax expense (benefit):
Federal	$435	$503	$(2,676)
Foreign	4,458	185	4,695
State and other	(120)	41	(876)
Current tax expense	4,773	729	1,143

Deferred tax expense (benefit):
Federal	(2,133)	7,204	(24,861)
Foreign	(2,048)	(2,724)	(1,057)
State and other	(1,381)	515	(1,422)
Deferred tax expense	(5,562)	4,995	(27,340)

Noncurrent	(507)	(6,214)	-

Income tax benefit	$(1,296)	$(490)	$(26,197)

Noncurrent tax relates primarily to matters not resolved with various taxing authorities.

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income (loss) before income taxes and the cumulative effect of the change in accounting is reconciled as follows:

	Year Ended June 30
	2006		2005		2004

Expected tax expense (benefit)	$239	35.0%	$6,900	35.0%	$(24,537)	35.0%
Extraterritorial income exclusion	(1,542)	(225.4)	(1,034)	(5.2)	(1,155)	1.6
Effect of foreign operations	110	16.0	(1,851)	(12.9)	(713)	1.0
Change in tax reserves	362	52.9	(6,214)	(31.5)	-	-
Change in valuation allowance	3,842	561.7	1,145	9.3	1,746	(2.5)
Correction of prior year provision	(1,711)	(250.1)	-	-	-	-
Canadian tax rate change	(791)	(115.6)	-	-	-	-
State taxes and other, net	(1,805)	(263.9)	564	2.8	(1,538)	2.3
Income tax benefit	$(1,296)	(189.4)%	$(490)	(2.5)%	$(26,197)	37.4%

Effective June 22, 2006, many of the tax measures introduced in the 2006 Canadian Federal budget were passed into law. Included in the budget was a reduction in the general corporate tax rate to 20.5% for 2008, 20% for 2009, and 19% for 2010 and later years. As a result, the company remeasured its Canadian deferred tax balances based on the reversal pattern of our temporary differences, resulting in a $0.8 million net tax benefit.

The increase for fiscal year 2006 in our valuation allowance is primarily due to the allowance for losses of the Americana, Brazil operations.

Effective for transactions occurring after September 30, 2000 the Internal Revenue Service enacted the Extraterritorial Income Exclusion.  The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. In order to comply with international trade rules, the Act repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which will be completed on December 31, 2006.  For transactions during calendar years 2005 and 2006, the income exclusion will be 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2006 due to this phase-out and will continue to decrease through the final phase-out during fiscal 2007.

The Act provides a tax deduction for domestic manufacturers.  The deduction will be phased in during fiscal years 2006 through 2010. Due to the company’s U.S. net operating loss position, this deduction had no impact to fiscal year 2006.

During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$(88,606)	$(87,623)
Inventory	(884)	(467)
Other	(17,108)	(18,246)
Total deferred tax liabilities	(106,598)	(106,336)

Deferred tax assets:
Postretirement benefits	7,034	7,036
Inventory costs	141	943
Net operating losses	63,373	50,933
Nondeductible reserves	1,960	2,692
Credit carryforwards	9,810	10,510
Other	2,835	8,959
Total deferred tax assets	85,153	81,073
Valuation allowances	(10,065)	(5,813)
Deferred tax assets, net of valuation allowances	75,088	75,260
Net deferred tax liability	$(31,510)	$(31,076)

The valuation allowances at June 30, 2006 and 2005 relate specifically to net operating losses in certain state and foreign operations. Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2006 will be fully utilized after consideration of the valuation allowance recorded.

Taxes paid net of refunds received resulted in no cash tax expense for fiscal year 2006. We paid cash income taxes of $3,075 and $3,828 during the years ended June 30, 2005 and 2004, respectively.

At June 30, 2006, the net operating loss asset is based on foreign net operating loss carryforwards of approximately $35,298, which have no expiration date and federal and state net operating loss carryforwards of approximately $127,872 and $161,835, respectively which expire between 2017 and 2026. Additionally, included in the credit carryforward asset of $9,810 at June 30, 2006, we have a minimum tax carryforward of $6,717 which has an indefinite life and general business credits which will expire between 2020 and 2026.

NOTE 14: DERIVATIVES

We periodically use derivative instruments to reduce financial risk in three areas: interest rates, foreign currency and commodities. The notional amounts of derivatives do not represent actual amounts exchanged by the parties and, thus, are not a measure of our exposure through our use of derivatives.

In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. The arrangement was considered a hedge of a specific borrowing, and differences paid and received under the arrangement were recognized as adjustments to interest expense. This agreement, which was accounted for as a fair value hedge, decreased interest expense by $572, $571 and $1,848 for the years ended June 30, 2006, 2005 and 2004, respectively. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2006 and 2005, the unamortized portion of the termination fee was recorded as an increase in debt of $2,452 and $3,024, respectively.

From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies. These contracts are not designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in foreign exchange and other. We had no outstanding forward sale or purchase contracts as of June 30, 2006 and June 30, 2005. We had no mark-to-market adjustments for forward foreign exchange contracts during fiscal years 2006, 2005, and 2004.

In order to minimize market exposure, at times we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuel over a period of generally less than one year. There were no fossil fuel contracts outstanding at June 30, 2006, 2005 or 2004 requiring fair value treatment.

We may be exposed to losses in the event of nonperformance of counterparties but do not anticipate such nonperformance.

NOTE 15: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees. We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. During fiscal 2005 we implemented an additional retirement plan for U.S. employees. We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings. Contribution expense for the retirement plans for the years ended June 30, 2006, 2005 and 2004 was $7,153, $6,743 and $5,744, respectively.

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

  The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2006	2005	2004

Service cost for benefits earned	$629	$703	$753
Interest cost on benefit obligation	1,258	1,432	1,252
Amortization of unrecognized prior service credit	(1,055)	(1,125)	(1,125)
Actuarial loss	597	389	335
Total cost	$1,429	$1,399	$1,215

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2006, and a statement of the plans’ funded status as of June 30, 2006 and 2005:

	June 30
	2006	2005
Change in benefit obligation:
Obligation at beginning of year	$22,567	$22,541
Service cost	629	703
Interest cost	1,258	1,432
Participant contributions	328	320
Actuarial loss	(703)	2,927
Benefits paid	(1,620)	(1,267)
Amendment	-	(4,089)
Underfunded status at end of year	22,459	22,567

Unrecognized prior service credit	5,550	6,605
Unrecognized loss	(8,643)	(9,943)
Other	1,536	1,358
Net amount recognized in the consolidated balance sheet	$20,902	$20,587

The amount recognized in the consolidated balance sheets as of June 30, 2006 and 2005 includes $1,535 and $1,381, respectively which is classified in accrued expenses as the amount of benefits expected to be paid in fiscal year 2007 and 2006, respectively. Expected annual benefit payments net of retiree contributions are as follows: 2007 - $1,535; 2008 - $1,627; 2009 - $1,665; 2010 - $1,655 and 2011 - $1,701. The measurement date used to perform the benefit obligation analysis was May 1, 2006.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 9.0% for 2007 and is assumed to decrease gradually to 5.0% in 2011 and remain level thereafter. Due to the benefit cost limitations in the plan, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

Weighted average actuarial discount rate assumptions for our U.S. postretirement healthcare plan, which comprise substantially all of our projected benefit obligation, are as follows:

	2006	2005	2004
Discount rate%	6.25%	5.75%	6.50%

We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate. Due to the long-term nature of these indexes, they have a similar maturity to expected benefit payments.

The Medicare Modernization Act will provide prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, there is no impact on our plan as a result of the Medicare Modernization Act.

NOTE 16: SIGNIFICANT CUSTOMER

Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2006, 2005 and 2004 were 13%, 14% and 16%, respectively, of total net sales. Nonwoven materials accounted for 60%, 56% and 48% of these sales in fiscal years 2006, 2005 and 2004, respectively. The remainder of these sales were derived from the specialty fiber segment.

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$515,855	$240,873	$(28,243)	$728,485
	2005	513,588	226,492	(27,298)	712,782
	2004	461,360	217,641	(22,088)	656,913
Operating income (loss)	2006	35,842	15,919	(7,341)	44,420
	2005	64,148	12,963	(19,510)	57,601
	2004	28,198	7,580	(54,857)	(19,079)
Depreciation and amortization	2006	29,945	15,835	3,398	49,178
of intangibles	2005	28,159	16,904	3,388	48,451
	2004	27,662	17,150	3,321	48,133
Total assets	2006	473,899	276,589	199,065	949,553
	2005	467,736	285,338	196,663	949,737
	2004	464,294	297,864	208,665	970,823
Capital expenditures	2006	42,410	1,939	1,242	45,591
	2005	39,356	3,690	2,283	45,329
	2004	28,909	2,662	300	31,871

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

Operating income in 2004 for specialty fibers includes $9,582 of expense related to an extended maintenance shutdown at our Perry, Florida facility. This shutdown was the first in five years. Historically, we accrued expenses related to extended maintenance shutdowns; however, as of July 1, 2003, we changed our method of accounting from the accrue in advance method to the direct expense method. See Note 3 of the Consolidated Financial Statements for further discussion.

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

	Year Ended June 30
	2006	2005	2004
Chemical cellulose	32%	32%	32%
Customized fibers	17	18	17
Fluff pulp	18	18	18
Nonwoven materials	33	32	33
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil. The following provides a summary of net sales to unaffiliated customers, based on point of origin, long-lived assets by geographic areas and net sales by point of destination:

	Year Ended June 30
Net sales by point of origin:	2006		2005		2004
United States	$539,233	74%	$503,367	71%	436,722	66%
Germany	120,970	17	133,088	19	129,426	20
Other	68,282	9	76,327	10	90,765	14
Total	$728,485	100%	$712,782	100%	$656,913	100%

	Year Ended June 30
Net sales by point of destination:	2006		2005		2004
Europe	$274,157	38%	$271,806	38%	261,137	40%
North America	302,527	42	299,192	42	255,427	39
Asia	76,851	10	70,390	10	75,882	11
South America	25,865	4	29,091	4	27,018	4
Other	49,085	6	42,303	6	37,449	6
Total	$728,485	100%	$712,782	100%	$656,913	100%

	As of June 30
	2006	2005	2004
Long-lived assets by geographical area:
United States	$464,637	$482,113	$489,019
Canada	134,102	125,099	118,639
Germany	54,658	59,294	76,572
Brazil	66,195	36,633	19,133
Other	89	94	5,464
Total long-lived assets	$719,681	$703,233	$708,827

NOTE 18: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $9,182, $8,785 and $9,457 were charged to expense as incurred for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 19: COMMITMENTS

Under two separate agreements expiring at various dates through December 31, 2010, we are required to purchase certain timber from specified tracts of land that is available for harvest. The contract price under the terms of these agreements are fixed annually based on market prices. At June 30, 2006, estimated annual purchase obligations were as follows: 2007—$13,100; 2008—$12,300; 2009—$13,000; 2010—$13,400; 2011—$6,800. Purchases under these agreements for the years ended June 30, 2006, 2005 and 2004 were $12,978; $13,672 and $9,166, respectively.

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

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River. Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the U. S. Environmental Protection Agency (“the EPA”) in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”). The Fenholloway Agreement requires us, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location. We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement. In making these in-plant process changes, we incurred significant expenditures, and, as discussed in the following paragraph, we expect to incur significant additional capital expenditures to comply with the remaining obligations under the Fenholloway Agreement.

The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point. The studies’ focus was to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and the anticipated EPA “cluster rules” applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant. While these studies were being conducted, implementation of the non in-plant process changes required by the Fenholloway Agreement was deferred. The studies have been completed, and the EPA provided comments to FDEP on the steps that would be required to overcome the EPA’s objections to the draft NPDES permit. In August 2005 FDEP redrafted the Buckeye NPDES permit to address the EPA’s comments, and has completed the required public review and comment process. The formal Notice of Intent to Issue Permit was issued in November 2005. The proposed permit was subsequently challenged by some members of the public and an administrative hearing to address the issues is expected to occur during the second or third quarter of fiscal 2007. The redrafted permit recognizes that the in-plant process changes already completed and the additional process changes planned as part of the draft NPDES permit will satisfy the EPA’s cluster rule requirements applicable to dissolving kraft pulp mills. Based on the requirements of the draft permit, we expect to incur additional capital expenditures of approximately $60 million over 8 - 10 years, possibly beginning as early as fiscal year 2007. The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued and whether the upcoming hearing results in changes to the proposed permit. A proposed permit condition requiring certain studies could result in additional treatment costs beyond these expected under the draft permit.

The EPA and FDEP have listed the Fenholloway River as impaired water (not meeting all applicable water quality standards) under the Clean Water Act for certain pollutants. The permitting proceedings discussed above are expected to address these water-quality issues.

The EPA has issued air emission standards applicable to the Foley Plant. In addition, the EPA has issued boiler air emission standards that are applicable to the Foley Plant. Compliance plans have been developed and are currently undergoing agency review. If the compliance plans are approved as proposed, these new standards will not have a material adverse effect on our financial statements as a whole.

We are involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial statements as a whole.

NOTE 21: FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair value of our long-term public debt is based on an average of the bid and offer prices. The fair value of the credit facilities approximates its carrying value due to its variable interest rate. The carrying value of other long-term debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing instruments. The carrying value and fair value of long-term debt and capital leases at June 30, 2006 were $522,090 and $497,256, respectively and at June 30, 2005 were $538,982 and $535,568, respectively.

NOTE 22: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2006

Net sales	$165,456	$188,254	$181,407	$193,368
Gross margin	24,193	25,708	24,344	25,553
Operating income	10,305	12,736	9,763	11,616
Net income (loss)	(289)	1,854	(795)	1,210
Earnings (loss) per share
Basic	$(0.01)	$0.05	$(0.02)	$0.03
Diluted	$(0.01)	$0.05	$(0.02)	$0.03

Year ended June 30, 2005

Net sales	$167,323	$180,622	$180,910	$183,927
Gross margin	29,629	31,147	30,210	29,070
Operating income	18,104	7,423	17,905	14,169
Net income	4,415	2,913	4,094	8,782
Earnings per share
Basic	$0.12	$0.08	$0.11	$0.23
Diluted	$0.12	$0.08	$0.11	$0.23

(1) During the second quarter of fiscal 2005, we incurred impairment charges of $12,010 related to the announced closure of our Glueckstadt, Germany facility. Also during the quarter, we recorded a gain on sale of assets held for sale of $7,203. See Note 4 for further information on both of these items.

(2) During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002. With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes. We also recorded an additional tax benefit of $733 resulting from a net change in our contingency reserves.

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$109,164	$461,613	$190,984	$(33,276)	$728,485
Cost of goods sold	94,527	395,369	172,403	(33,612)	628,687
Gross margin	14,637	66,244	18,581	336	99,798

Selling, research and administrative expenses, and other	12,977	29,021	7,764	-	49,762
Restructuring and impairment costs	1	498	5,117	-	5,616

Operating income	1,659	36,725	5,700	336	44,420

Other income (expense):
Net interest expense and amortization of debt	(45,187)	311	1,643	-	(43,233)
Other income/(expense), including equity income in affiliates	17,596	69	(632)	(17,536)	(503)
Intercompany interest income/(expense)	28,340	(19,809)	(8,531)	-	-

Income/(loss) before income taxes	2,408	17,296	(1,820)	(17,200)	684

Income tax expense/(benefit)	428	1,889	2,407	(6,020)	(1,296)

Net income (loss)	$1,980	$15,407	$(4,227)	$(11,180)	$1,980

STATEMENTS OF OPERATIONS
Year ending June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$105,112	$426,330	$210,634	$(29,294)	$712,782
Cost of goods sold	86,203	350,516	185,078	(29,071)	592,726
Gross margin	18,909	75,814	25,556	(223)	120,056

Selling, research and administrative expenses, and other	12,219	24,629	8,702	-	45,550
Restructuring and impairment costs	-	166	16,739	-	16,905

Operating income (loss)	6,690	51,019	115	(223)	57,601

Other income (expense):
Net interest expense and amortization of debt	(44,997)	118	680	-	(44,199)
Other income/(expense), including equity income in affiliates	29,751	20	6,948	(30,407)	6,312
Intercompany interest income/(expense)	29,727	(22,817)	(6,910)	-	-

Income/(loss) before income taxes	21,171	28,340	833	(30,630)	19,714

Income tax expense/(benefit)	967	10,514	(332)	(11,639)	(490)

Net income (loss)	$20,204	$17,826	$1,165	$(18,991)	$20,204

STATEMENTS OF OPERATIONS
Year ending June 30, 2004

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$88,914	$370,399	$224,150	$(26,550)	$656,913
Cost of goods sold	71,623	330,153	203,521	(25,825)	579,472
Gross margin	17,291	40,246	20,629	(725)	77,441

Selling, research and administrative expenses, and other	14,753	22,022	7,892	-	44,667
Restructuring and impairment costs	1,596	4,533	45,724	-	51,853

Operating income (loss)	942	13,691	(32,987)	(725)	(19,079)

Other income (expense):
Net interest expense and amortization of debt	(45,554)	(294)	(513)	-	(46,361)
Other income/(expense), including equity income in affiliates	(49,884)	279	198	44,740	(4,667)
Intercompany interest income/(expense)	32,135	(23,646)	(8,489)	-	-

Income/(loss) before income taxes and cumulative effect change in accounting	(62,361)	(9,970)	(41,791)	44,015	(70,107)

Income tax expense (benefit)	(24,171)	(4,179)	(14,907)	17,060	(26,197)

Income/(loss) before cumulative effect of change in accounting	(38,190)	(5,791)	(26,884)	26,955	(43,910)

Cumulative effect of change in accounting (net of tax)	-	5,720	-	-	5,720

Net income (loss)	$(38,190)	$(71)	$(26,884)	$26,955	$(38,190)

BALANCE SHEETS
As of June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,535	$162	$7,037	$-	$8,734
Accounts receivable, net	17,395	66,207	30,496	-	114,098
Inventories	24,680	53,756	20,573	(442)	98,567
Other current assets	2,422	4,845	1,206	-	8,473
Intercompany accounts receivable	-	57,105	-	(57,105)	-
Total current assets	46,032	182,075	59,312	(57,547)	229,872

Property, plant and equipment, net	55,440	329,020	147,438	-	531,898
Goodwill and intangibles, net	20,913	51,730	101,636	-	174,279
Intercompany notes receivable	342,478	-	-	(342,478)	-
Other assets, including investment in subsidiaries	304,581	337,654	93,066	(721,797)	13,504
Total assets	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,857	$21,077	$7,039	$-	$32,973
Other current liabilities	20,416	17,390	12,530	1	50,337
Intercompany accounts payable	52,297	-	4,808	(57,105)	-
Total current liabilities	77,570	38,467	24,377	(57,104)	83,310

Long-term debt	519,414	-	-	-	519,414
Deferred income taxes	(48,099)	64,030	19,755	-	35,686
Other long-term liabilities	6,414	13,476	1,536	-	21,426
Intercompany notes payable	-	201,993	140,485	(342,478)	-
Stockholders’/invested equity	214,145	582,513	215,299	(722,240)	289,717
Total liabilities and stockholders’ equity	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

BALANCE SHEETS
As of June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$860	$151	$8,915	$-	$9,926
Accounts receivable, net	16,147	70,636	31,432	-	118,215
Inventories	21,745	57,932	28,997	(779)	107,895
Other current assets	4,521	3,995	1,952	-	10,468
Intercompany accounts receivable	-	22,741	-	(22,741)	-
Total current assets	43,273	155,455	71,296	(23,520)	246,504

Property, plant and equipment, net	55,720	342,455	127,756	-	525,931
Goodwill and intangibles, net	20,962	53,827	92,217	-	167,006
Intercompany notes receivable	333,295	-	-	(333,295)	-
Other assets, including investment in subsidiaries	301,239	323,095	113,840	(727,878)	10,296
Total assets	$754,489	$874,832	$405,109	$(1,084,693)	$949,737

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,213	$20,841	$9,172	$-	$37,226
Other current liabilities	20,450	18,094	11,918	-	50,462
Intercompany accounts payable	20,179	-	2,562	(22,741)	-
Total current liabilities	47,842	38,935	23,652	(22,741)	87,688

Long-term debt	535,539	-	-	-	535,539
Deferred income taxes	(43,918)	62,764	15,814	-	34,660
Other long-term liabilities	6,822	14,081	1,358	-	22,261
Intercompany notes payable	-	212,620	120,675	(333,295)	-
Stockholders’/invested equity	208,204	546,432	243,610	(728,657)	269,589
Total liabilities and stockholders’ equity	$754,489	$874,832	$405,109	$(1,084,693)	$949,737

STATEMENTS OF CASH FLOWS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$29,990	$29,445	$(714)	$58,721

Investing activities:
Purchases of property, plant and equipment	(4,899)	(18,627)	(22,065)	(45,591)
Other	-	505	191	696
Net cash used in investing activities	(4,899)	(18,122)	(21,874)	(44,895)

Financing activities
Net borrowings under revolving line of credit	350	-	-	350
Net borrowings (payments) on long-term debt and other	(24,766)	(11,312)	19,810	(16,268)
Net cash provided by (used in) financing activities	(24,416)	(11,312)	19,810	(15,918)

Effect of foreign currency rate fluctuations on cash	-	-	900	900

Increase (decrease) in cash and cash equivalents	675	11	(1,878)	(1,192)
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,535	$162	$7,037	$8,734

STATEMENTS OF CASH FLOWS
Year ending June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$20,746	$50,824	$7,051	$78,621

Investing activities:
Purchases of property, plant and equipment	(6,354)	(25,330)	(13,645)	(45,329)
Other	-	(550)	13,631	13,081
Net cash used in investing activities	(6,354)	(25,880)	(14)	(32,248)

Financing activities
Net borrowings under revolving line of credit	400	-	-	400
Net payments on long-term debt and other	(28,678)	(24,896)	(11,721)	(65,295)
Net cash used in financing activities	(28,278)	(24,896)	(11,721)	(64,895)

Effect of foreign currency rate fluctuations on cash	-	-	1,213	1,213

Increase (decrease) in cash and cash equivalents	(13,886)	48	(3,471)	(17,309)
Cash and cash equivalents at beginning of period	14,746	103	12,386	27,235
Cash and cash equivalents at end of period	$860	$151	$8,915	$9,926

STATEMENTS OF CASH FLOWS
Year ending June 30, 2004

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$3,925	$(5,806)	$67,537	$65,656

Investing activities:
Purchases of property, plant and equipment	(6,524)	(22,971)	(2,376)	(31,871)
Other	-	(377)	3	(374)
Net cash used in investing activities	(6,524)	(23,348)	(2,373)	(32,245)

Financing activities
Net payments under revolving line of credit	(209,124)	-	(14,902)	(224,026)
Payments for debt issuance and extinguishment	(11,185)	-	-	(11,185)
Net issuance of (payments on) long-term debt and other	211,579	24,908	(58,153)	178,334
Net cash provided by (used in) financing activities	(8,730)	24,908	(73,055)	(56,877)

Effect of foreign currency rate fluctuations on cash	-	-	724	724

Decrease in cash and cash equivalents	(11,329)	(4,246)	(7,167)	(22,742)
Cash and cash equivalents at beginning of period	26,075	4,349	19,553	49,977
Cash and cash equivalents at end of period	$14,746	$103	$12,386	$27,235

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the consolidated financial statements of Buckeye Technologies Inc. as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, and have issued our report thereon dated August 31, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Memphis, Tennessee       /s/ Ernst & Young LLP
August 31, 2006

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D			Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions			Balance at End of Period

Allowance for doubtful accounts
Year ended June 20, 2006	$5,602	$123		$(3,821(a	)	$1,904

Year ended June 20, 2005	$4,240	$1,372		$(10)(a	)	$5,602

Year ended June 30, 2004	$721	$4,010		$(491)(a	)	$4,240

Allowance for maintenance shutdowns
Year ended June 20, 2006	$-	$-	$	-(d	)	$-

Year ended June 20, 2005	$-	$-	$	-(d	)	$-

Year ended June 30, 2004	$9,881	$-		$9,881(d	)	$-

Accrual for restructuring
Year ended June 20, 2006	$2,471	$3,526		$(6,103)(b	)	$20

Year ended June 20, 2005	$2,134	$4,579		$(4,242)(b	)	$2,471

Year ended June 30, 2004	$1,624	$5,945		$(5,435)(b	)	$2,134

Deferred tax assets valuation allowance
Year ended June 30, 2006	$5,813	$3,842		$410(c	)	$10,065

Year ended June 30, 2005	$4,125	$1,145		$543(c	)	$5,813

Year ended June 30, 2004	$2,439	$1,746		$(60)(c	)	$4,125

(a)    Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims. Quality claims are recorded as reduction in sales.
(b)    Severance payments, lease cancellations, relocation expenses, and miscellaneous other expenses.
(c)    Impact of change in exchange rate between Brazilian reals and US dollars.
(d)    Payments made during plant shut downs were $9,881 in 2004. Effective July 1, 2003, we changed our method of accounting for planned maintenance activities from the accrue in advance method to the direct expense method. For further discussion of this change, see Note 3 of the Consolidated Financial Statements.