Form 10-Q
period 2006-09-30
BUCKEYE TECHNOLOGIES INC
filed 2006-10-27
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
Delaware
(state or other jurisdiction of incorporation)

Internal Revenue Service — Employer Identification No. 62-1518973

1001 Tillman Street, Memphis, TN 38112
901-320-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

As of October 25, 2006, there were outstanding 37,662,764 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2006	2005
Net sales	$191,406	$165,456
Cost of goods sold	162,071	141,263
Gross margin	29,335	24,193

Selling, research and administrative expenses	11,204	11,406
Amortization of intangibles and other	631	531
Restructuring costs	13	1,951
Operating income	17,487	10,305

Net interest expense and amortization of debt costs	(10,751)	(10,184)
Gain on sale of assets held for sale	355	-
Loss on early extinguishment of debt	(556)	(151)
Foreign exchange and other	6	(368)

Income (loss) before income taxes	6,541	(398)
Income tax expense (benefit)	2,734	(109)

Net income (loss)	$3,807	$(289)

Earnings (loss) per share
Basic	$0.10	$(0.01)
Diluted	$0.10	$(0.01)

Weighted average shares for basic earnings per share	37,661	37,588
Weighted average shares for diluted earnings per share	37,692	37,588

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2006	June 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,058	$8,734
Accounts receivable - net	113,073	114,098
Inventories	91,798	98,567
Deferred income taxes and other	8,158	8,473
Total current assets	231,087	229,872

Property, plant and equipment	962,911	957,677
Less accumulated depreciation	(437,345)	(425,779)
	525,566	531,898
Goodwill	148,868	149,106
Intellectual property and other, net	37,203	38,677
Total assets	$942,724	$949,553

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$37,278	$32,973
Accrued expenses	57,793	48,416
Current portion of capital lease obligation	544	627
Current portion of long-term debt	998	1,294
Total current liabilities	96,613	83,310

Long-term debt	495,348	519,414
Accrued postretirement benefits	19,480	19,367
Deferred income taxes	36,508	35,686
Capital lease obligation	659	755
Other liabilities	1,309	1,304
Stockholders’ equity	292,807	289,717
Total liabilities and stockholders’ equity	$942,724	$949,553

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2006	2005
Operating activities
Net income (loss)	$3,807	$(289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,146	11,589
Amortization	937	831
Loss on early extinguishment of debt	556	151
Deferred income taxes and other	1,276	(1,639)
Gain on sale of assets held for sale	(355)	-
Changes in operating assets and liabilities:
Accounts receivable	2,745	12,199
Inventories	6,681	(15,257)
Other assets	(1,294)	(1,094)
Accounts payable and other current liabilities	13,465	8,288
Net cash provided by operating activities	39,964	14,779
Investing activities
Purchases of property, plant and equipment	(6,605)	(20,280)
Proceeds from sale of assets	521	-
Other	(124)	(178)
Net cash used in investing activities	(6,208)	(20,458)
Financing activities
Net borrowings (payments) under lines of credit	(3,000)	23,100
Payments on long-term debt and other	(21,429)	(15,794)
Net cash provided by (used in) financing activities	(24,429)	7,306
Effect of foreign currency rate fluctuations on cash	(3)	257
Increase in cash and cash equivalents	9,324	1,884
Cash and cash equivalents at beginning of period	8,734	9,926
Cash and cash equivalents at end of period	$18,058	$11,810

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 1, 2006 (“Annual Report”). Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, income tax liabilities and contingent liabilities.

NOTE 2:	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30
	2006	2005
Net income (loss)	$3,807	$(289)

Weighted average shares of common stock outstanding	37,661	37,588
Effect of diluted shares	31	-
Weighted average common and common equivalent shares outstanding	37,692	37,588

Earnings (loss) per share
Basic	$0.10	$(0.01)
Diluted	$0.10	$(0.01)

NOTE 3:	SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials. The specialty fiber segment is an aggregation of cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research and administrative expenses to each segment, and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$134,875	$64,967	$(8,436)	$191,406
	2005	114,561	57,326	(6,431)	165,456
Operating income (loss)	2006	12,288	5,979	(780)	17,487
	2005	10,163	2,560	(2,418)	10,305
Depreciation and amortization of	2006	7,698	4,171	954	12,823
intangibles	2005	7,274	4,038	845	12,157
Capital expenditures	2006	5,573	417	615	6,605
	2005	19,330	599	351	20,280

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. Intersegment sales are at current market prices.

NOTE 4: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During the three months ended September 30, 2005, we incurred restructuring costs of $1,951 primarily related to the closure of our Glueckstadt facility. Severance and employee benefit costs comprised $1,796 of these costs. For the three months ending September 30, 2006, $13 was recorded.

In September 2006, the remaining assets located at our Glueckstadt facility were sold for $520. Since we previously had written the value of these assets down to $165, we recorded a gain on sale of assets held for sale of $355 during the three months ended September 30, 2006.

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

The components of inventory consist of the following:

	September 30 2006	June 30 2006

Raw materials	$29,250	$30,028
Finished goods	40,751	45,759
Storeroom and other supplies	21,797	22,780
	$91,798	$98,567

NOTE 6:	DEBT

The components of long-term debt consist of the following:

	September 30 2006	June 30 2006
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	64,913	64,902
2010	151,936	152,059
Credit facility	74,497	98,747
Other	5,000	5,000
	496,346	520,708
Less current portion	998	1,294
	$495,348	$519,414

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

Senior Subordinated Notes - During July 1996, we completed a public offering of $100,000 in aggregate principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the “2008 Notes”). These notes have been redeemable at our option, in whole or in part, at any time since September 15, 2004, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

Through fiscal years 2006, we redeemed $35,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds.

During June 1998, we completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010. In fiscal year 1999, we exchanged these outstanding notes for public notes with the same terms. These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2006, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

Under the indentures governing our senior notes and each series of our senior subordinated notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as “Ratio Debt” or, alternatively, must be permitted in form and amount as “Permitted Indebtedness.” In order to incur Ratio Debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. As of September 30, 2006 we exceeded the required 2:1 ratio and as a result are not limited to the “Ratio Debt” restrictions under the indentures governing the senior notes and each series of the senior subordinated notes.

Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the “credit facility”), comprised of a $70,000 revolving credit facility (the “revolver”) maturing on September 15, 2008 and a $150,000 term loan (the “term loan”) with serial maturities of $249 quarterly with final payment at maturity. The term loan maturity date is March 15, 2008, unless we retire or refinance the 2008 Notes, with a due date after October 15, 2010, in which case the maturity date would be April 15, 2010. The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the three months ending September 30, 2006, we made an excess cash flow payment of $296 based on fiscal 2006 operating and cash flow performance.

We had $74,497 outstanding on this facility ($74,497 on the term loan and $0 on the revolver) at an average variable interest rate of 7.3% as of September 30, 2006. The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent’s prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

During the three months ended September 30, 2006, we made additional voluntary prepayments on the term loan of $20,704. As a result of these prepayments, we wrote off a portion of the deferred financing costs related to the term loan. The non-cash charges, related to early extinguishment of debt, were $556 during the three months ended September 30, 2006.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. As of September 30, 2006, we were in compliance with these financial covenants.

As of September 30, 2006, we had $65,125 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of September 30, 2006, these patent rights were not resolved. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of September 30, 2006, we have accrued interest on the note of $1,954.

NOTE 7:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended September 30
	2006	2005

Net income (loss)	$3,807	$(289)
Foreign currency translation adjustments - net	(975)	8,175
Comprehensive income	$2,832	$7,886

For the three months ended September 30, 2006, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(233), the Brazilian real of $(291) and the Canadian dollar of $(630).

For the three months ended September 30, 2005, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(339), the Brazilian real of $1,271 and the Canadian dollar of $7,456.

NOTE 8:	INCOME TAXES

Our effective tax rate for the three month period ended September 30, 2006 was 41.8%. Our effective tax rate for the same period of 2005 was 27.4%. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. Due to the absolute value of our earnings (loss) before taxes for the three months ended September 30, 2005, these factors had a more significant impact on our effective tax rate. The rate increase for the three month period ended September 30, 2006 results from a change in assumptions used to calculate the valuation allowance for the Brazil net operating loss carryforwards. Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes (benefit) due to the following:

	Three Months Ended September 30
	2006	2005

Expected tax expense at 35%	$2,289	$(139)
Effect of foreign operations	849	307
Extraterritorial income benefit	(96)	(152)
Other	(308)	(125)
Income tax expense (benefit)	$2,734	$(109)

NOTE 9: EMPLOYEE BENEFIT PLANS

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

	Three Months Ended September 30
	2006	2005
Service cost for benefits earned	$149	$157
Interest cost on benefit obligation	352	314
Amortization of unrecognized prior service cost	(250)	(264)
Actuarial loss	142	150
Total cost	$393	$357

NOTE 10: ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 157 provides enhanced guidance for using fair value measurements. It establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognition of changes in that funded status in the year in which the change occurs through comprehensive income. SFAS 158 also requires measurement of the funded status of a plan as of the fiscal year end. This statement requires initial recognition of the funded status of a defined benefit postretirement plan as of the end of the fiscal year ending after December 15, 2006. The requirements to measure plan assets and benefit obligations as of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the provisions of SFAS 158.

NOTE 11: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The guarantor US subsidiaries presented below represent our subsidiaries that are subject to the terms and conditions outlined in the indenture governing the senior notes and that guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries that do not guarantee the senior notes. Each subsidiary guarantor is 100% owned directly or indirectly by us and all guarantees are full and unconditional.

Our supplemental financial information and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes is presented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$31,143	$123,183	$46,273	$(9,193)	$191,406
Cost of goods sold	25,484	103,404	42,394	(9,211)	162,071
Gross margin	5,659	19,779	3,879	18	29,335

Selling, research and administrative expenses, and other	2,021	8,077	1,737	-	11,835
Restructuring and impairment costs	-	-	13	-	13

Operating income	3,638	11,702	2,129	18	17,487

Other income (expense):
Net interest income (expense) and amortization of debt	(10,709)	(62)	20	-	(10,751)
Other income (expense), including equity income (loss) in affiliates	1,789	5	307	(2,296)	(195)
Intercompany interest income (expense)	7,220	(4,993)	(2,227)	-	-

Income (loss) before income taxes	1,938	6,652	229	(2,278)	6,541

Income tax expense (benefit)	(1,869)	2,206	780	1,617	2,734

Net income (loss)	$3,807	$4,446	$(551)	$(3,895)	$3,807

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$22,459	$99,996	$50,035	$(7,034)	$165,456
Cost of goods sold	19,211	85,010	44,190	(7,148)	141,263
Gross margin	3,248	14,986	5,845	114	24,193

Selling, research and administrative expenses, and other	2,957	7,038	1,942	-	11,937
Restructuring costs	-	-	1,951	-	1,951

Operating income	291	7,948	1,952	114	10,305

Other income (expense):
Interest income/(expense) and amortization of debt costs	(10,917)	67	666	-	(10,184)
Other income/(expense), including equity income in affiliates	3,107	42	(427)	(3,241)	(519)
Intercompany interest income/(expense)	7,126	(5,283)	(1,843)	-	-

Income/(loss) before income taxes	(393)	2,774	348	(3,127)	(398)

Income tax expense/(benefit)	(104)	931	159	(1,095)	(109)

Net income (loss)	$(289)	$1,843	$189	$(2,032)	$(289)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$9,453	$243	$8,362	$-	$18,058
Accounts receivable, net of allowance	17,146	66,112	29,815	-	113,073
Inventories	20,202	51,531	20,489	(424)	91,798
Other current assets	2,178	5,386	594	-	8,158
Intercompany accounts receivable	-	72,910	-	(72,910)	-
Total current assets	48,979	196,182	59,260	(73,334)	231,087

Property, plant and equipment, net	55,217	325,883	144,466	-	525,566
Goodwill and intangibles, net	20,899	51,055	101,351	-	173,305
Intercompany notes receivable	338,181	-	-	(338,181)	-
Other assets, including investment in subsidiaries	321,099	338,749	92,864	(739,946)	12,766
Total assets	$784,375	$911,869	$397,941	$(1,151,461)	$942,724

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$5,072	$23,160	$9,046	$-	$37,278
Other current liabilities	25,932	20,313	13,090	-	59,335
Intercompany accounts payable	68,521	-	4,387	(72,908)	-
Total current liabilities	99,525	43,473	26,523	(72,908)	96,613

Long-term debt	495,348	-	-	-	495,348
Deferred income taxes	(47,472)	64,370	19,610	-	36,508
Other long-term liabilities	6,532	13,372	1,544	-	21,448
Intercompany notes payable	-	201,836	136,344	(338,180)	-
Stockholders’/invested equity	230,442	588,818	213,920	(740,373)	292,807
Total liabilities and stockholders’ equity	$784,375	$911,869	$397,941	$(1,151,461)	$942,724

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,535	$162	$7,037	$-	$8,734
Accounts receivable, net	17,395	66,207	30,496	-	114,098
Inventories	24,680	53,756	20,573	(442)	98,567
Other current assets	2,422	4,845	1,206	-	8,473
Intercompany accounts receivable	-	57,105	-	(57,105)	-
Total current assets	46,032	182,075	59,312	(57,547)	229,872

Property, plant and equipment, net	55,440	329,020	147,438	-	531,898
Goodwill and intangibles, net	20,913	51,730	101,636	-	174,279
Intercompany notes receivable	342,478	-	-	(342,478)	-
Other assets, including investment in subsidiaries	304,581	337,654	93,066	(721,797)	13,504
Total assets	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,857	$21,077	$7,039	$-	$32,973
Other current liabilities	20,416	17,390	12,530	1	50,337
Intercompany accounts payable	52,297	-	4,808	(57,105)	-
Total current liabilities	77,570	38,467	24,377	(57,104)	83,310

Long-term debt	519,414	-	-	-	519,414
Deferred income taxes	(48,099)	64,030	19,755	-	35,686
Other long-term liabilities	6,414	13,476	1,536	-	21,426
Intercompany notes payable	-	201,993	140,485	(342,478)	-
Stockholders’/invested equity	214,145	582,513	215,299	(722,240)	289,717
Total liabilities and stockholders’ equity	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$37,601	$5,033	$(2,670)	$39,964

Investing activities:
Purchases of property, plant and equipment	(1,135)	(4,807)	(663)	(6,605)
Other	-	(123)	520	397
Net cash used in investing activities	(1,135)	(4,930)	(143)	(6,208)

Financing activities
Net payments under line of credit	(3,000)	-	-	(3,000)
Net borrowings (payments) on long-term debt and other	(25,548)	(22)	4,141	(21,429)
Net cash provided by (used in) financing activities	(28,548)	(22)	4,141	(24,429)

Effect of foreign currency rate fluctuations on cash	-	-	(3)	(3)

Increase in cash and cash equivalents	7,918	81	1,325	9,324
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$9,453	$243	$8,362	$18,058

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$1,558	$10,958	$2,263	$14,779

Investing activities:
Purchases of property, plant and equipment	(1,965)	(6,866)	(11,449)	(20,280)
Other	-	(178)	-	(178)
Net cash used in investing activities	(1,965)	(7,044)	(11,449)	(20,458)

Financing activities
Net borrowings under revolving line of credit	23,100	-	-	23,100
Net borrowings (payments on) long-term debt and other	(23,128)	(3,985)	11,319	(15,794)
Net cash provided by (used in) financing activities	(28)	(3,985)	11,319	7,306

Effect of foreign currency rate fluctuations on cash	-	-	257	257

Increase (decrease) in cash and cash equivalents	(435)	(71)	2,390	1,884
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$425	$80	$11,305	$11,810

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2006 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three months ended September 30, 2006 to the three months ended September 30, 2005.

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

We earned net income of $3.8 million for the three months ended September 30, 2006 versus a net loss of $0.3 million during the same period in 2005. Last year’s earnings were negatively impacted by $2.0 million in restructuring costs relating to the closure of our Glueckstadt, Germany specialty fibers facility. The improvement in earnings was driven primarily by increased shipment volumes and higher selling prices in both our specialty fibers and nonwoven materials business segments.

Net sales during the three months ended September 30, 2006 increased by 16% versus the same period in 2005. Demand for high-end specialty fibers helped drive prices higher during the past year. Fluff pulp sales were particularly strong compared to the period ended September 30, 2005 due to higher shipment volume. Higher shipment volumes (particularly in North America) and increased pricing drove increased sales of nonwoven materials during the quarter. We also experienced sales increases from our Americana plant and our UltraFiber 500® business.

We are making progress with the ramp-up of our cotton cellulose manufacturing facility in Americana, Brazil, but we did not improve our results there by as much as we had expected. We reduced our operating loss at this facility by approximately $0.6 million during the three months ended September 30, 2006 compared to the three months ended June 30, 2006. The comparison to the three months ended September 30, 2005 is negative $2.2 million because we were still profiting from our tolling operations during that period. Sales from the Americana facility in the period ended September 30, 2006 increased by approximately 30% versus the three months ending June 30, 2006. Production rates and reliability have improved, raising our capacity utilization to about 55% in the quarter ended September 30, 2006. We expect an accelerated rate of improvement in the three months ending December 31, 2006 and expect to generate positive operating income during the period ending March 31, 2007.

We continue to establish our global sales and distribution network for UltraFiber 500®, a revolutionary concrete-reinforcing fiber. UltraFiber 500® is a niche product for the building industry and an example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Sales for the three months ended September 30, 2006 were $1.5 million compared to $0.6 million in the same period in 2005. While this is a significant increase in sales, it fell short of our initial expectations.

We continued to generate strong cash flows during the quarter with $40.0 million cash generated from operations, enabling us to fund $6.6 million in capital expenditures and reduce debt and capital leases by $24.4 million during the quarter. Total inventory reduction during the quarter was $6.7 million and capital spending decreased by $13.7 million compared to the three months ended September 30, 2005 as spending on the Americana project has been completed.

The combination of new product initiatives, strong demand in important markets and an improved, lower cost manufacturing configuration gives us optimism that we can generate future growth in sales and profitability. Like other manufacturing firms, we are still being negatively impacted by high costs for energy, chemicals, transportation and other materials, but we are encouraged by recent downward trends in oil and natural gas prices, which should also positively impact our results. We are committed to our strategy of implementing Lean methods to reduce waste, spending and working capital and expect this effort will begin to yield positive financial results as the year progresses.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2006 and 2005.
(millions)	Three Months Ended September 30
	2006	2005	Change	% Change
Net sales	$191.4	$165.5	$25.9	16%
Cost of goods sold	162.1	141.3	20.8	15%
Gross margin	29.3	24.2	5.1	21%
Selling, research and administrative expenses	11.2	11.4	(0.2)	(2)%
Restructuring costs	-	2.0	(2.0)	*
Amortization of intangibles and other	0.6	0.5	0.1	20%
Operating income	$17.5	$10.3	$7.2	70%
* Percent change not meaningful

Net sales for the three months ended September 30, 2006 were $191.4 million, a 15.7% increase over the $165.5 million achieved in the same period in 2005. Demand was strong for all our businesses during the quarter. Higher shipment volume accounted for approximately 55% of the sales increase and higher product pricing and improved sales mix accounted for the balance of the increase.

Fluff pulp sales growth was particularly strong (+30%) compared to the unusually low sales level in the three months ended September 30, 2005. Selling prices for fluff pulp were down approximately 2% over the same period but increased as the period progressed. Fluff pulp sales represented 16% of total sales for the three months ended September 30, 2006. Selling prices were higher for both our specialty products and nonwoven materials. In January of 2006 we implemented price increases averaging 8% on specialty wood cellulose products. On April 1, 2006 additional price increases were implemented for specialty fibers products and nonwoven materials.

Combined energy, chemicals and transportation costs for the three months ended September 30, 2006 were at approximately the same level as the same period a year ago which were already at high levels. While the price of natural gas has decreased significantly compared to the three months ended September 30, 2005, the price of oil has increased, chemical prices have remained fairly stable and transportation costs are higher. Also, we have seen increases in the prices of our raw materials, which are partly the result of these same cost trends.

Gross margin improved from 14.6% of sales in the three months ended September 30, 2005 to 15.3% in the same period in 2006. Selling prices were up and the favorable impact of increased production volumes and lower energy costs offset the unfavorable impacts of higher raw material costs, chemical usage and transportation costs.

Selling, research and administrative expenses decreased slightly in the three months ended September 30, 2006 as compared to the same period in 2005, and, as a percent of sales, were down significantly from 6.9% to 5.9%. We were able to increase sales without incurring additional costs related to sales, research and administration.

The costs associated with the closure of the Glueckstadt, Germany specialty fibers facility are materially complete. During the three months ended September 30, 2005, we incurred $2.0 million of restructuring costs. In September 2006, the remaining assets located at the Glueckstadt facility were sold for $0.5 million. The value of these assets had been reduced to $0.2 million during the previous fiscal year. We, therefore, recorded a gain on sales of assets held for sale of $0.4 million.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2006 and 2005.

(millions)	Three Months Ended September 30
	2006	2005	Change	% Change
Net sales	$134.9	$114.6	$20.3	18%
Operating income	12.3	10.2	2.1	21%

Higher volume was the principal driver for the 20.3 million increase in sales for the three months ended September 30, 2006 versus the same period in 2005, accounting for about 60% of the increase. Pricing and mix accounted for the balance of the increase. While prices were up on our cotton and wood specialty products as a result of price increases implemented in January and April of this year, fluff pulp pricing declined by about 2% compared to the same period a year ago. However, fluff pulp prices have trended upward over the past two quarters and competitors have announced several price increases during this period, so we expect fluff prices to have a positive impact on our earnings in the upcoming quarter. The increase in sales due to mix had to do with the transition in Americana from a tolling operation to a market operation as our average selling prices in the three months ended September 30, 2006 were much higher than the same period in 2005 under the tolling arrangement

During the three months ended September 30, 2006, we experienced a decrease in energy costs offset by increased raw material, chemical and transportation costs as compared to the same period in 2005, when consecutive hurricanes drove these already high costs to even higher levels. These costs continue to have a negative impact on our margins.

During the three months ended September 30, 2006, we reduced our total specialty fibers inventory by an additional $6.3 million contributing to our debt reduction. Our finished goods inventories are currently at very low levels and will impact our ability to grow sales in the three months ending December 31, 2006 above the level achieved in the quarter just completed.

We continue to make progress with the development of our capability to supply a wider range of products based on cotton cellulose to customers worldwide by upgrading the capability of our Americana, Brazil manufacturing facility. Because Brazil benefits from low manufacturing cost and a regional raw material supply, we anticipate that when we reach full capacity, this facility will be a significant contributor to our profitability. We completed the upgrade and began the process of qualifying our facility with our customers during January of 2006. With the cessation of tolling production in late November to facilitate the upgrade, we continued incurring pre-production expenses without offsetting revenue. During the period ended September 30, 2006, the net impact of the Americana startup decreased before tax earnings by approximately $2.2 million versus the same period a year ago. We expect to continue to incur start-up and transition costs during the remainder of the calendar year as we qualify the plant and ramp up volume. Based on current progress, we believe the plant in Americana will have positive operating income by the third quarter of fiscal year 2007.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2006 and 2005.

(millions)	Three Months Ended September 30
	2006	2005	Change	% Change
Net sales	$65.0	$57.3	$7.6	13%
Operating income	6.0	2.6	3.4	131%

Nonwoven materials

The $7.6 million increase in net sales during the three months ended September 30, 2006 versus the same period in 2005 was due to several factors. Volume increases accounted for approximately $3.8 million of this improvement and pricing contributed approximately $2.6 million in additional revenues. Additionally, the strengthening of the euro provided $1.1 million in increased revenues.

Operating income increased by $3.4 million for the three months ended September 30, 2006. The improvement was primarily due to selling price increases, which added approximately $2.6 million in earnings versus the same quarter in 2005. The balance of the earnings improvement can be attributed to higher volumes in North America.

During the three months ended September 30, 2005, we implemented an optimization plan that reduced the operating shifts at our Delta facility. This reduction helped match our production capacity with the demands of the market. Due to higher sales demand, we are replacing the shift that was eliminated. We expect that the new production shift will begin work near the beginning of November 2006.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs increased $0.6 million for the three months ending September 30, 2006 versus the same period in the prior year. Net interest expense increased primarily due to the $0.7 million of capitalized interest expense that reduced interest expense during the three months ended September 30, 2005 and higher variable interest rates. The weighted average effective interest rate on our variable rate debt increased from 5.9% at September 30, 2005 to 7.3% at September 30, 2006. Partially offsetting these increases was our decrease in average outstanding debt during the period.

Loss on early extinguishment of debt costs

During the three months ended September 30, 2006, we used cash from operations to make voluntary prepayments on our term loan of $20.7 million. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs. We recorded non-cash expense, related to debt extinguishment, of $0.6 million during the three months ended September 30, 2006.

On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the three months ended September 30, 2005.

Income tax expense

Our effective tax rate for the three months ended September 30, 2006 was 41.8% versus 27.4% for the same period in 2005. Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the 2007 fiscal year to be 38%.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and each series of senior subordinated notes contain various covenants. We were in compliance with these covenants as of September 30, 2006 and believe we will continue to remain in compliance.

On September 30, 2006, we had $18.1 million of cash and cash equivalents and $65.1 million borrowing capacity on our revolving credit facility as defined in Note 6. The portion of this capacity that we may borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of September 30, 2006, our liquidity, including available borrowings and cash and cash equivalents, was approximately $83.2 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2006 and September 30, 2005.

	Three Months Ended September 30
(millions)	2006	2005
Operating activities:
Net income (loss)	$3.8	$(0.3)
Noncash charges and credits, net	14.5	10.9
Changes in operating assets and liabilities, net	21.6	4.2
Net cash provided by operating activities	39.9	14.8

Investing activities:
Purchases of property, plant and equipment	(6.6)	(20.3)
Other investing activities	.4	(0.2)
Net cash used in investing activities	(6.2)	(20.5)

Financing activities:
Net borrowings (payments) under lines of credit	(3.0)	23.1
Payments on long-term debt and other	(21.4)	(15.8)
Net cash provided by (used in) financing activities	(24.4)	7.3

Effect of foreign currency rate fluctuations on cash	-	0.3

Net increase in cash and cash equivalents	$9.3	$1.9

Cash provided by operating activities

The $25.1 million increase in cash flows from operating activities during the three months ended September 30, 2006 was primarily the result of improved earnings, reductions in inventory and increased payables.

Net cash used in investing activities

Purchases of property, plant and equipment decreased to $6.6 million during the three months ended September 30, 2006 versus the same period in 2005 primarily due to expending $11 million during the 2005 period to add full market capability to our Americana, Brazil cotton cellulose facility. We expect that our total capital expenditures will be approximately $45 million for fiscal 2007.

We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our Perry, Florida specialty fibers facility. Based on current estimates, we expect expenditures of approximately $60 million over eight to ten years, possibly beginning as early as our current fiscal year. See Note 20, Contingencies, to the Consolidated Financial Statements in our fiscal 2006 Annual Report filed on Form 10-K.

Net cash provided by (used in) financing activities

During the three months ended September 30, 2006, we used cash from operating activities to make voluntary prepayments on our term loan of $20.7 million. We intend to continue to use cash from operations to reduce our debt. Our capacity to make restricted cash payments under our other debt instruments prevented us from using the available cash to redeem portions of the remaining $65 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. However, we intend to continue to redeem these notes before their maturity in 2008. These partial redemptions will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the three months ended September 30, 2006 and expect to make no such repurchases in the balance of fiscal 2007. Through September 30, 2006, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of September 30, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter

Long-term obligations (2)	$695.3	$40.4	$155.2	$274.1	$225.5
Capital lease obligations (3)	1.3	0.5	0.8	-	-
Operating lease obligations	2.5	1.5	0.9	0.1	-
Timber commitments	54.6	9.3	25.2	20.1	-
Linter commitments(4)	17.1	17.1	-	-	-
Other purchase commitments (5)	9.5	7.8	1.7	-	-
Total contractual cash obligations	$780.3	$76.6	$183.9	$294.4	$225.5

(1)	Cash obligations for the remainder of fiscal 2007.

(2)	Amounts include related interest payments. Interest payments for variable debt of $74.5 million are based on the effective rate as of September 30, 2006 of 7.3% per annum.

(3)	Capital lease obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash flow to fund postretirement benefit obligations has not materially changed since June 30, 2006. These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above. See Note 15, Employee Benefit Plans, to the Consolidated Financial Statements in our fiscal 2006 Annual Report on Form 10-K for further information.

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

The four critical accounting policies that we believe either require the most managerial judgment, or involve the selection or application of alternative accounting policies, and that are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets. Further information regarding our “Critical Accounting Policies” can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

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

As of September 30, 2006, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

10.1	Retirement Replacement Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chief Executive Officer

Date: October 26th, 2006

By:	/s/ Steven G. Dean

Steven G. Dean, Vice President and Chief Financial Officer

Date: October 26th, 2006