Form 10-Q
period 2006-12-31
BUCKEYE TECHNOLOGIES INC
filed 2007-02-06
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 2, 2007, there were outstanding 37,813,606 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net sales	$184,730	$188,254	$376,136	$353,710
Cost of goods sold	155,711	162,546	317,782	303,809
Gross margin	29,019	25,708	58,354	49,901

Selling, research and administrative expenses	11,163	11,354	22,367	22,760
Amortization of intangibles and other	507	477	1,138	1,008
Restructuring costs	11	1,141	24	3,092
Operating income	17,338	12,736	34,825	23,041

Net interest expense and amortization of debt costs	(10,440)	(10,574)	(21,191)	(20,758)
Gain on sale of assets held for sale	-	-	355	-
Loss on early extinguishment of debt	(96)	-	(652)	(151)
Foreign exchange and other	246	(22)	252	(390)

Income before income taxes	7,048	2,140	13,589	1,742
Income tax expense	3,228	286	5,962	177

Net income	$3,820	$1,854	$7,627	$1,565

Earnings per share
Basic	$0.10	$0.05	$0.20	$0.04
Diluted	$0.10	$0.05	$0.20	$0.04

Weighted average shares for basic earnings per share	37,702	37,592	37,682	37,590
Adjusted weighted average shares for diluted earnings per share	38,010	37,630	37,851	37,633

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2006	June 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,693	$8,734
Accounts receivable - net	111,055	114,098
Inventories	86,094	98,567
Deferred income taxes and other	7,078	8,473
Total current assets	216,920	229,872

Property, plant and equipment	970,466	957,677
Less accumulated depreciation	(448,632)	(425,779)
	521,834	531,898
Goodwill	145,844	149,106
Intellectual property and other, net	36,461	38,677
Total assets	$921,059	$949,553

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$33,771	$32,973
Accrued expenses	47,311	48,416
Current portion of capital lease obligation	383	627
Current portion of long-term debt	998	1,294
Total current liabilities	82,463	83,310

Long-term debt	482,749	519,414
Accrued postretirement benefits	19,542	19,367
Deferred income taxes	38,503	35,686
Capital lease obligation	560	755
Other liabilities	1,957	1,304
Stockholders’ equity	295,285	289,717
Total liabilities and stockholders’ equity	$921,059	$949,553

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended December 31
	2006	2005
Operating activities
Net income	$7,627	$1,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,311	23,385
Amortization	1,648	1,599
Deferred income taxes and other	3,913	(1,675)
Gain on sale of assets held for sale	(355)	-
Loss on disposal of equipment	215	-
Changes in operating assets and liabilities:
Accounts receivable	6,860	(3,130)
Inventories	12,392	(12,387)
Other assets	(2,857)	(2,798)
Accounts payable and other current liabilities	334	2,336
Net cash provided by operating activities	54,088	8,895
Investing activities
Purchases of property, plant and equipment	(14,325)	(34,358)
Proceeds from sale of assets	521	-
Other	(280)	(276)
Net cash used in investing activities	(14,084)	(34,634)
Financing activities
Net borrowings (payments) under lines of credit	(1,487)	42,250
Payments on long-term debt and other	(35,689)	(15,963)
Net proceeds from sale of equity interests	1,099	66
Net cash provided by (used in) financing activities	(36,077)	26,353
Effect of foreign currency rate fluctuations on cash	32	(63)
Increase in cash and cash equivalents	3,959	551
Cash and cash equivalents at beginning of period	8,734	9,926
Cash and cash equivalents at end of period	$12,693	$10,477

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

We report results for two segments, specialty fibers and nonwoven materials. The specialty fiber segment is an aggregation of operating segments producing cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment, and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$130,126	$62,488	$(7,884)	$184,730
	2005	137,898	58,460	(8,104)	188,254
Operating income (loss)	2006	13,194	4,846	(702)	17,338
	2005	11,559	2,739	(1,562)	12,736
Depreciation and amortization of	2006	7,859	3,965	851	12,675
intangibles	2005	7,406	4,062	842	12,310
Capital expenditures	2006	6,083	580	1,057	7,720
	2005	13,262	406	410	14,078

Six Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2006	$265,001	$127,455	$(16,320)	$376,136
	2005	252,459	115,786	(14,535)	353,710
Operating income (loss)	2006	25,482	10,825	(1,482)	34,825
	2005	21,722	5,299	(3,980)	23,041
Depreciation and amortization of	2006	15,557	8,136	1,805	25,498
intangibles	2005	14,680	8,100	1,687	24,467
Capital expenditures	2006	11,656	997	1,672	14,325
	2005	32,592	1,005	761	34,358

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were made to third parties, that is, at current market prices. Corporate operating income in 2005 included $1,141 and $3,092 of restructuring cost for the three and six month periods, respectively.

NOTE 3: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During the six months ended December 31, 2005, we incurred restructuring costs, related to the closure of our specialty fibers facility in Glueckstadt, Germany of $3,082. Severance and employee benefit costs comprised $2,583 of these costs. For the six months ending December 31, 2006, $24 was recorded.

In September 2006, the remaining assets located at our Glueckstadt facility were sold for $520. Since we previously had written the value of these assets down to $165, we recorded a gain on sale of assets held for sale of $355.

NOTE 4: INVENTORIES

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

The components of inventory consist of the following:

	December 31 2006	June 30 2006

Raw materials	$22,030	$30,028
Finished goods	42,549	45,759
Storeroom and other supplies	21,515	22,780
	$86,094	$98,567

NOTE 5:	DEBT

The components of long-term debt consist of the following:

	December 31 2006	June 30 2006
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	64,923	64,902
2010	151,814	152,059
Credit facility	62,010	98,747
Other	5,000	5,000
	483,747	520,708
Less current portion	998	1,294
	$482,749	$519,414

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

Through fiscal year 2006, we redeemed $35,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds.

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

Under the indentures governing our senior subordinated notes and our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called “Ratio Debt” or, alternatively, must be permitted in form and amount as “Permitted Indebtedness.” In order to incur Ratio Debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. As of December 31, 2006, we exceeded the required 2:1 ratio and as a result are not limited to the Ratio Debt restrictions under the indentures governing the senior notes and each series of the senior subordinated notes.

Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the “credit facility”), comprised of a $70,000 revolving credit facility (the “revolver”) maturing on September 15, 2008 and a $150,000 term loan (the “term loan”) with serial maturities of $249 quarterly with final payment at maturity. The term loan maturity date is March 15, 2008, unless we retire or refinance the 2008 Notes, with a due date after October 15, 2010, in which case the maturity date would be April 15, 2010. The term loan also requires an annual excess cash flow payment (as defined under the credit agreement). During the six months ending December 31, 2006, we made an excess cash flow payment of $296 based on fiscal 2006 operating and cash flow performance.

We had $62,010 outstanding on this facility ($60,497 on the term loan and $1,513 on the revolver) at an average variable interest rate of 7.5% as of December 31, 2006. The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent’s prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

During the three months ended December 31, 2006, we made additional voluntary prepayments on the term loan of $13,750, which makes the voluntary prepayments for the six months ended December 31, 2006 equal to $34,454. As a result of these prepayments, we wrote off a portion of the deferred financing costs related to the term loan. The non-cash charges, related to early extinguishment of debt, were $96 and $652 during the three and six months ended December 31, 2006, respectively.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. As of December 31, 2006, we were in compliance with these financial covenants.

As of December 31, 2006, we had $63,455 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of December 31, 2006, these patent rights were not resolved. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of December 31, 2006, we have accrued interest on the note of $2,042.

NOTE 6:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net income	$3,820	$1,854	$7,627	$1,565
Foreign currency translation adjustments - net	(2,632)	(4,032)	(3,607)	4,143
Comprehensive income (loss)	$1,188	$(2,178)	$4,020	$5,708

    For the three and six months ended December 31, 2006, the change in the foreign currency translation adjustment is primarily due to fluctuations in the exchange rate of the U.S. dollar against the European euro of $2,550 and $2,317 , the Brazilian real of $36 and $(254) and the Canadian dollar of $(5,345) and $(5,975).

For the three months and six months ended December 31, 2005, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the European euro of $(1,622) and $(1,962), the Brazilian real of $(2,888) and $(1,617) and the Canadian dollar of $505 and $7,961.

NOTE 7:	INCOME TAXES

Our effective tax rates for the three and six month period ended December 31, 2006 were 45.8% and 43.9%. Our effective tax rates for the same periods of 2005 were 13.4% and 10.2%, respectively. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. Due to the low level of our earnings before taxes for the six months ended December 31, 2005, these factors had a more significant impact on our effective tax rate in those periods. The rate increase for the six month period ended December 31, 2006 was also impacted by a change in estimate related to the valuation allowance for the Brazil net operating loss carryforwards. Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Expected tax expense at 35%	$2,467	$748	$4,756	$609
Effect of foreign operations	200	341	(390)	648
Extraterritorial income benefit	(117)	(104)	(213)	(256)
Brazilian valuation allowance	700	153	2,139	153
Adjustment of state deferred taxes	-	(595)	-	(595)
Other	(22)	(257)	(330)	(382)
Income tax expense	$3,228	$286	$5,962	$177

NOTE 8: EMPLOYEE BENEFIT PLANS

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

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Service cost for benefits earned	$150	$157	$299	$314
Interest cost on benefit obligation	352	314	704	628
Amortization of unrecognized prior service credit	(251)	(264)	(501)	(528)
Actuarial loss	142	150	284	300
Total cost	$393	$357	$786	$714

NOTE 9: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net income applicable to common shareholders	$3,820	$1,854	$7,627	$1,565

Weighted-average shares of common stock Outstanding	37,702	37,592	37,682	37,590
Effect of diluted shares	308	38	169	43
Weighted-average common and common equivalent shares outstanding	38,010	37,630	37,851	37,633

Earnings per share
Basic	$0.10	$0.05	$0.20	$0.04
Diluted	$0.10	$0.05	$0.20	$0.04

NOTE 10: SUBSEQUENT EVENT

On January 23, 2007, we announced our intention to sell our Fiberline operation located in Lumberton, North Carolina. Our Fiberline operation, which is a part of our specialty fibers segment, has the capacity to produce 8,000 tons of fiber annually and is currently operating at about 90% capacity with annual sales revenue of approximately $14,000. If a suitable sales arrangement is not found, we intend to continue to operate and optimize this operation. We believe that there is no impairment of the carrying value of the Fiberline assets.

NOTE 11: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$29,563	$116,259	$47,737	$(8,829)	$184,730
Cost of goods sold	24,660	96,826	42,898	(8,673)	155,711
Gross margin	4,903	19,433	4,839	(156)	29,019

Selling, research and administrative expenses, and other	1,898	7,879	1,893	-	11,670
Restructuring and impairment costs	-	-	11	-	11

Operating income (loss)	3,005	11,554	2,935	(156)	17,338

Other income (expense):
Net interest income (expense) and amortization of debt	(10,453)	(37)	50	-	(10,440)
Other income (expense), including equity income (loss) in affiliates	14,717	(75)	559	(15,051)	150
Intercompany interest income (expense)	7,092	(4,736)	(2,356)	-	-

Income (loss) before income taxes	14,361	6,706	1,188	(15,207)	7,048

Income tax expense (benefit)	10,541	2,226	1,346	(10,885)	3,228

Net income (loss)	$3,820	$4,480	$(158)	$(4,322)	$3,820

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2006
	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$60,706	$239,442	$94,010	$(18,022)	$376,136
Cost of goods sold	50,144	200,230	85,292	(17,884)	317,782
Gross margin	10,562	39,212	8,718	(138)	58,354

Selling, research and administrative expenses, and other	3,919	15,956	3,630	-	23,505
Restructuring and impairment costs	-	-	24	-	24

Operating income (loss)	6,643	23,256	5,064	(138)	34,825

Other income (expense):
Net interest income (expense) and amortization of debt	(21,162)	(99)	70	-	(21,191)
Other income (expense), including equity income (loss) in affiliates	16,506	(70)	866	(17,347)	(45)
Intercompany interest income (expense)	14,312	(9,729)	(4,583)	-	-

Income (loss) before income taxes	16,299	13,358	1,417	(17,485)	13,589

Income tax expense (benefit)	8,672	4,432	2,125	(9,267)	5,962

Net income (loss)	$7,627	$8,926	$(708)	$(8,218)	$7,627

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$27,604	$118,965	$50,181	$(8,496)	$188,254
Cost of goods sold	23,793	101,621	45,722	(8,590)	162,546
Gross margin	3,811	17,344	4,459	94	25,708

Selling, research and administrative expenses, and other	3,063	7,188	1,580	-	11,831
Restructuring and impairment costs	-	-	1,141	-	1,141

Operating income	748	10,156	1,738	94	12,736

Other income (expense):
Net interest income (expense) and amortization of debt	(11,388)	117	697	-	(10,574)
Other income (expense), including equity income (loss) in affiliates	6,376	(5)	(127)	(6,266)	(22)
Intercompany interest income (expense)	7,263	(5,117)	(2,146)	-	-

Income (loss) before income taxes	2,999	5,151	162	(6,172)	2,140

Income tax expense (benefit)	1,145	1,116	185	(2,160)	286

Net income (loss)	$1,854	$4,035	$(23)	$(4,012)	$1,854

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$50,063	$218,961	$100,216	$(15,530)	$353,710
Cost of goods sold	43,004	186,631	89,912	(15,738)	303,809
Gross margin	7,059	32,330	10,304	208	49,901

Selling, research and administrative expenses, and other	6,020	14,226	3,522	-	23,768
Restructuring and impairment costs	-	-	3,092	-	3,092

Operating income	1,039	18,104	3,690	208	23,041

Other income (expense):
Net interest income (expense) and amortization of debt	(22,305)	184	1,363	-	(20,758)
Other income (expense), including equity income (loss) in affiliates	9,482	37	(554)	(9,506)	(541)
Intercompany interest income (expense)	14,389	(10,400)	(3,989)	-	-

Income (loss) before income taxes	2,605	7,925	510	(9,298)	1,742

Income tax expense (benefit)	1,040	2,047	344	(3,254)	177

Net income (loss)	$1,565	$5,878	$166	$(6,044)	$1,565

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$542	$720	$11,431	-	$12,693
Accounts receivable, net of allowance	17,064	62,016	31,975	-	111,055
Inventories	16,425	49,859	20,391	(581)	86,094
Other current assets	2,589	4,278	211	-	7,078
Intercompany accounts receivable	-	74,595	-	(74,595)	-
Total current assets	36,620	191,468	64,008	(75,176)	216,920

Property, plant and equipment, net	55,516	323,046	143,272	-	521,834
Goodwill and intangibles, net	20,887	50,663	98,331	-	169,881
Intercompany notes receivable	335,824	-	-	(335,824)	-
Other assets, including investment in subsidiaries	323,225	331,247	96,428	(738,476)	12,424
Total assets	$772,072	$896,424	$402,039	$(1,149,476)	$921,059

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$5,779	$20,201	$7,791	-	$33,771
Other current liabilities	19,138	13,934	15,620	-	48,692
Intercompany accounts payable	67,967	-	6,627	(74,594)	-
Total current liabilities	92,884	34,135	30,038	(74,594)	82,463

Long-term debt	482,749	-	-	-	482,749
Deferred income taxes	(41,814)	60,501	19,815	-	38,502
Other long-term liabilities	6,541	13,897	1,622	-	22,060
Intercompany notes payable	-	203,850	131,972	(335,822)	-
Stockholders’/invested equity	231,712	584,041	218,592	(739,060)	295,285
Total liabilities and stockholders’ equity	$772,072	$896,424	$402,039	$(1,149,476)	$921,059

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,535	$162	$7,037	$-	$8,734
Accounts receivable, net	17,395	66,207	30,496	-	114,098
Inventories	24,680	53,756	20,573	(442)	98,567
Other current assets	2,422	4,845	1,206	-	8,473
Intercompany accounts receivable	-	57,105	-	(57,105)	-
Total current assets	46,032	182,075	59,312	(57,547)	229,872

Property, plant and equipment, net	55,440	329,020	147,438	-	531,898
Goodwill and intangibles, net	20,913	51,730	101,636	-	174,279
Intercompany notes receivable	342,478	-	-	(342,478)	-
Other assets, including investment in subsidiaries	304,581	337,654	93,066	(721,797)	13,504
Total assets	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,857	$21,077	$7,039	$-	$32,973
Other current liabilities	20,416	17,390	12,530	1	50,337
Intercompany accounts payable	52,297	-	4,808	(57,105)	-
Total current liabilities	77,570	38,467	24,377	(57,104)	83,310

Long-term debt	519,414	-	-	-	519,414
Deferred income taxes	(48,099)	64,030	19,755	-	35,686
Other long-term liabilities	6,414	13,476	1,536	-	21,426
Intercompany notes payable	-	201,993	140,485	(342,478)	-
Stockholders’/invested equity	214,145	582,513	215,299	(722,240)	289,717
Total liabilities and stockholders’ equity	$769,444	$900,479	$401,452	$(1,121,822)	$949,553

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$44,129	$13,016	$(3,057)	$54,088

Investing activities:
Purchases of property, plant and equipment	(2,828)	(9,882)	(1,615)	(14,325)
Other	-	(279)	520	241
Net cash used in investing activities	(2,828)	(10,161)	(1,095)	(14,084)

Financing activities
Net borrowings under revolving line of credit	(1,487)	-	-	(1,487)
Net borrowings (payments) on long-term debt and other	(41,906)	(2,297)	8,514	(35,689)
Net proceeds from sale of equity interests	1,099	-	-	1,099
Net cash provided by (used in) financing activities	(42,294)	(2,297)	8,514	(36,077)

Effect of foreign currency rate fluctuations on cash	-	-	32	32

Increase (decrease) in cash and cash equivalents	(993)	558	4,394	3,959
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$542	$720	$11,431	$12,693

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$(11,971)	$15,857	$5,009	$8,895

Investing activities:
Purchases of property, plant and equipment	(3,885)	(10,775)	(19,698)	(34,358)
Other	-	(276)	-	(276)
Net cash used in investing activities	(3,885)	(11,051)	(19,698)	(34,634)

Financing activities
Net borrowings under revolving line of credit	42,250	-	-	42,250
Net borrowings (payments) on long-term debt and other	(26,223)	(4,766)	15,092	(15,897)
Net cash provided by (used in) financing activities	16,027	(4,766)	15,092	26,353

Effect of foreign currency rate fluctuations on cash	-	-	(63)	(63)

Increase in cash and cash equivalents	171	40	340	551
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,031	$191	$9,255	$10,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. Some of the numbers in this discussion may not add due to rounding. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2006 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and six months ended December 31, 2006 to the three and six months ended December 31, 2005.

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

We earned net income of $3.8 million and $7.6 million for the three and six months ended December 31, 2006 versus $1.9 million and $1.6 million during the same periods in 2005. Earnings for the three and six month periods in 2005 were negatively impacted by $1.1 million and $3.1 million in pre-tax restructuring costs relating to the closure of our Glueckstadt facility. The improvement in earnings for the three months ended December 31, 2006 was driven primarily by gross margin improvement due to higher prices, lower energy costs and improved sales mix which more than offset the negative impact of reduced sales volume and higher transportation cost. For the six months ended December 31, 2006, the earnings improvement was primarily due to higher prices and lower energy costs, partially offset by higher transportation costs, raw material costs and the impact of the Americana start-up. We are also seeing the benefits of the Glueckstadt plant closure, which has resulted in significant cost reductions and mix improvements in our cotton specialty fibers business.

Net sales during the three months ended December 31, 2006 decreased by 2% versus the same period in 2005. Our markets remain strong and we are selling what we produce as our inventories continue to decline. Specialty fibers net sales were down during the three months ended December 31, 2006, as we still had significant sales from our Glueckstadt operation as well as sales from a large fluff pulp inventory at our wood pulp facility during 2005. Nonwoven materials net sales increased for the three months ended December 31, 2006 as compared to the same period in 2005, primarily due to higher selling prices and a strengthening Euro. For the six months ended December 31, 2006, net sales were up 6% versus the same period a year ago. This increase was due primarily to improved pricing and the shift from tolling operations to market sales at our Americana specialty fibers facility.

We continue to make progress with the ramp-up of our Americana cotton fiber facility in Brazil. We reduced our operating loss at this facility by $1.1 million during the three months ended December 31, 2006 compared to the preceding three months ended September 30, 2006. For the three and six months ended December 31, 2006, our operating loss for the Americana facility increased by $0.1 million and $2.3 million, respectively, compared to the same periods ended December 31, 2005, because we were still profiting from our tolling operations during those periods in 2005.

We continue to establish our global sales and distribution network for UltraFiber 500™, our concrete-reinforcing fiber. UltraFiber 500 ™ is a niche product for the building industry and a great example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Sales for the six months ended December 31, 2006 were $2.8 million compared to about $1.3 million for the same period in 2005. We have over 180 dispensers installed providing ready mix operators with significant savings through automation. While our sales growth has been more gradual than we had anticipated earlier in the year, we expect to more than double our revenues year over year for the fiscal year ending June 30, 2007.

Continued strong cash flow generation enabled us to reduce debt by $13 million during the three months ended December 31, 2006 even with two large semi-annual bond interest payments, our annual employee retirement plan contribution and Florida property tax payments during the period. For the six months ended December 31, 2006, cash generated from operations was $54.1 million compared to $8.9 million in the same period in 2005. Total inventory reduction for the six month period ended December 31, 2006 was $12.4 million compared to a $12.4 million increase in inventory during the same period in 2005. Capital spending decreased by $20.0 million for the six month period ended December 31, 2006 compared to the same period in 2005, as spending on the Americana project has been completed.

Our markets remain strong and we expect to be able to sell what we produce, making operational reliability essential. We will see the benefit of mid-single digit price increases for our specialty fibers products beginning in January 2007. We will also benefit from price increases in our nonwoven materials segment that will offset raw material pricing escalation. Fluff pulp markets remain strong and prices for fluff pulp continue to increase. We have some challenges at Americana to overcome, including raw material supply constraints, but the improvements in our other business areas in fiscal 2007 should offset the effect of the delay in reaching profitability at our Americana facility.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and six months ended December 31, 2006 and 2005.

(millions)	Three Months Ended December 31				Six Months Ended December 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$184.7	$188.3	$(3.6)	(1.9)%	$376.1	$353.7	$22.4	6.3%
Cost of goods sold	155.7	162.6	(6.9)	(4.2)	317.8	303.8	14.0	4.6
Gross margin	29.0	25.7	3.3	12.8	58.3	49.9	8.4	16.8
Selling, research and administrative expenses	11.2	11.4	(0.2)	(1.8)	22.4	22.8	(0.4)	(1.8)
Restructuring costs	-	1.1	(1.1)	*	-	3.1	(3.1)	*
Amortization of intangibles and other	0.5	0.5	-	-	1.1	1.0	0.1	10.0
Operating income	$17.3	$12.7	$4.6	36.2%	$34.8	$23.0	$11.8	51.3%
* Percent change not meaningful

Net sales were lower during the three months ended December 31, 2006, due to lower shipment volume in specialty fibers which was partially offset by higher overall selling prices and favorable product sales mix on our specialty fibers products. Net sales were also negatively impacted for the three months ended December 31, 2006 by production issues at our wood facility early in the quarter that resulted in lower production. The increase in net sales during the six month period was attributable to higher prices in both specialty fibers and nonwoven materials and the shift from tolling operations to market sales at our Americana specialty fibers facility.

Combined energy, chemicals and transportation costs for the three months ended December 31, 2006 decreased by about $1.5 million compared to the same period in 2005. The price for natural gas declined almost 50% versus the Hurricane Katrina impacted prices we experienced during the three months ended December 31, 2005. Transportation costs continue to be high and are up for both the three and six months ended December 31, 2006 versus the same periods in 2005. For the six months ended December 31, 2006, combined energy, chemicals and transportation costs were down about $1.3 million. Additionally, raw material costs were up about $1.4 million compared to the same six month period in 2005.

Gross margin improved during the three months ended December 31, 2006 as selling prices were up and the closure of the Glueckstadt plant allowed us to realize significant cost reductions and mix improvements in our cotton specialty fibers business. Costs for the three months ended December 31, 2006 were higher overall compared to the same period in 2005 as production challenges at our wood facility resulted in lower production volumes. This more than offset the favorable impact of lower energy costs.

The costs associated with the closure of the Glueckstadt, Germany specialty fibers facility are materially complete. In September 2006, the remaining assets located at the Glueckstadt facility were sold for $0.5 million. The value of these assets had been reduced to $0.2 million during the previous fiscal year. We, therefore, recorded a gain on the sale of assets held for sale of $0.4 million.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fibers segment is an aggregation of operating segments producing cellulosic fibers based on both wood and cotton. We make separate financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment, and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as amortization of intangibles, restructuring costs and certain financing and investing costs.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and six months ended December 31, 2006 and 2005.

(millions)	Three Months Ended December 31				Six Months Ended December 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$130.1	$137.9	$(7.8)	(5.7)%	$265.0	$252.5	$12.5	5.0%
Operating income	13.2	11.6	1.6	13.8	25.5	21.7	3.8	17.5

Specialty fibers net sales declined during the three months ended December 31, 2006 versus the same period in 2005, as we still had significant sales from our Glueckstadt operation as well as sales from a large fluff pulp inventory at our wood facility during 2005. The lower shipment volume was partially offset by improved pricing and mix. Higher prices on our specialty fibers were the result of price increases implemented in January and April of 2006. Net sales increased by 5% for the six months ended December 31, 2006 versus the same period in 2005 primarily due to higher pricing and the shift from tolling operations to market sales at our Americana cotton fibers facility. For the three and six month periods ended December 31, 2006, fluff pulp pricing increased by 6.4% and 2.2% versus the same periods one year ago.

During the three months ended December 31, 2006, we experienced decreases in energy and wood costs when compared to the same period in 2005, but these cost improvements were offset by the impact of lower production volumes and increased transportation costs at our wood facility.

We continue to make progress with the ramp-up of our Americana cotton fiber facility in Brazil. We reduced our operating loss at this facility by $1.1 million during the three months ended December 31, 2006 compared to the preceding three months ended September 30, 2006. In the three months ended December 31, 2006, total plant production volume was up 28% compared to the three months ended September 30, 2006. Capacity utilization improved to about 70% of the design rate during the three months ended December 31, 2006.

We have successfully produced and qualified the Americana product portfolio for the markets we plan to supply. Sales revenue from this facility in the three months ended December 31, 2006 increased by approximately 40% versus the preceding three months ended September 30, 2006. For the three months ended December 31, 2006, our operating loss for the Americana facility increased by $0.1 million compared to the three months ended December 31, 2005. We did not discontinue our tolling operations until mid-November, 2005, so we were still operating near break-even in October and November of 2005. For the six months ended December 31, 2006, our operating loss increased by $2.3 million compared to the same period in 2005.

We had previously indicated that we expected our Americana facility to generate positive operating income during the period ending March 31, 2007. However, due to limited availability of affordable cotton fibers from last year’s crop in Brazil, our production and shipment level will be constrained. We will not be able to meet our earlier sales expectations for the second half of fiscal year 2007. Because of this expected production and sales volume reduction, we believe the Americana operation will not be profitable during the next two quarters. During the next six months, we have planned an operating schedule that will meet our customers’ needs with approximately cash neutral operations.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three and six months ended December 31, 2006 and 2005.

(millions)	Three Months Ended December 31				Six Months Ended December 31
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net sales	$62.5	$58.5	$4.0	6.8%	$127.5	$115.8	$11.7	10.1%
Operating income	4.8	2.7	2.1	77.8	10.8	5.3	5.5	103.8

The increase in net sales for the three and six month periods was due to higher prices and the strengthening of the European euro versus the US dollar. Net sales for the six month period also benefited from higher sales volume. Operating income also improved during the three and six month periods as a result of the increased selling prices. Increased production also contributed to improved operating income during the six months ended December 31, 2006 versus the same period in 2005.

Our North American facilities have the flexibility to change operating configuration to match growth and market demands. During the three months ended December 31, 2006, we added an operating shift at our Delta facility to support the nonwovens growth and demand in North America. We are beginning a $2 million capital project in Gaston to provide the smaller machine, Gaston 1, with the capacity to supply some of the growth markets.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs increased $0.4 million for the six month period ending December 31, 2006 versus the same period in the prior year. Net interest expense for the six month period ended December 31, 2006 increased primarily due to the $1.1 million of capitalized interest, related to the Americana capital project that reduced interest expense during the six months ended December 31, 2005. Higher variable interest rates were offset by our decrease in average outstanding debt during the three and six month periods. The weighted average effective interest rate on our variable rate debt increased from 6.6% at December 31, 2005 to 7.5% at December 31, 2006.

Loss on early extinguishment of debt costs

During the three and six month periods ended December 31, 2006, we used cash from operations to make voluntary prepayments on our term loan of $13.8 million and $34.5 million, respectively. As a result of these partial extinguishments, we wrote-off a portion of deferred financing costs. We recorded non-cash expense related to this debt extinguishment of $0.1 million and $0.7 million during the three and six months ended December 31, 2006.

On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the six months ended December 31, 2005.

Income tax expense

Our effective tax rate for the three and six months ended December 31, 2006 was 45.8% and 43.9% versus 13.4% and 10.2% for the same periods in 2005. The rate increase for the six month period ended December 31, 2006 results from a change in estimate related to the valuation allowance for the Brazil net operating loss carryforwards. Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the fiscal year to be approximately 42.5%. See Note 7: Income Taxes of this quarterly report for further information.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of December 31, 2006 and believe we will continue to remain in compliance.

On December 31, 2006, we had $12.7 million of cash and cash equivalents and $63.5 million borrowing capacity on our revolving credit facility as defined in Note 5. The portion of this capacity that we may borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of December 31, 2006, our liquidity, including available borrowings and cash and cash equivalents was approximately $76.2 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the six month period ended December 31, 2006 and December 31, 2005.

	Six Months Ended
	December 31
(millions)	2006	2005
Operating activities:
Net income	$7.6	$1.6
Non-cash charges and credits, net	29.8	23.3
Changes in operating assets and liabilities, net	16.7	(16.0)
Net cash provided by operating activities	54.1	8.9

Investing activities:
Purchases of property, plant and equipment	(14.3)	(34.3)
Other investing activities	0.2	(0.3)
Net cash used in investing activities	(14.1)	(34.6)

Financing activities:
Net borrowings (payments) under lines of credit	(1.5)	42.2
Payments on long-term debt and other	(35.7)	(15.9)
Net proceeds from sale of equity interests	1.1	0.1
Net cash provided by (used in) financing activities	(36.1)	26.4

Effect of foreign currency rate fluctuations on cash	0.1	(0.1)

Net increase in cash and cash equivalents	$4.0	$0.6

Cash provided by operating activities

The $45.2 million increase in cash flows from operating activities during the six months ended December 31, 2006 was primarily the result of improved earnings and reductions in inventory and accounts receivable. The largest component of the inventory reduction during the six months ended December 31, 2006 was a $7.0 million reduction in cotton fibers inventory, which is partly the result of the shortage in affordable cotton raw material supply we are currently experiencing in Brazil.

Net cash used in investing activities

Purchases of property, plant and equipment decreased during the six months ended December 31, 2006 versus the same period in 2005 primarily due to expending $18.2 million during the 2005 period to add full market capability to our Americana, Brazil cotton cellulose facility. We expect that our capital expenditures will increase in the second half of this fiscal year and the total capital spending for fiscal 2007 will be in the $40 to $45 million range.

We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our wood specialty fibers facility. The proposed permit for the National Pollutant Discharge Elimination System (NPDES), prepared in connection with the Fenholloway Agreement, was challenged by some members of the public and the administrative hearing to address the issues is now expected to occur during the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008. Based on current estimates, we expect expenditures of approximately $60 million over eight to ten years, possibly beginning as early as our current fiscal year. See Note 20, Contingencies, to the Consolidated Financial Statements in our fiscal 2006 Annual Report filed on Form 10-K.

Net cash provided by (used in) financing activities

During the six months ended December 31, 2006, we used cash from operating activities to make voluntary prepayments on our term loan of $34.5 million. We intend to continue to use cash from operations to reduce our debt. Our capacity to make restricted cash payments under our other debt instruments prevented us from using the available cash to redeem portions of the remaining $65 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. However, we intend to continue to redeem these notes prior to their maturity in the fall of 2008. These partial redemptions will be limited by available cash and our capacity to make restricted cash payments under our other debt instruments. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the six months ended December 31, 2006 and expect to make no such repurchases in the balance of fiscal 2007. Through December 31, 2006, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of December 31, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter

Long-term obligations (2)	$661.3	$20.4	$153.6	$261.8	$225.5
Capital lease obligations (3)	1.0	0.2	0.8	0.0	0.0
Operating lease obligations	2.2	1.0	1.0	0.2	0.0
Timber commitments	51.3	6.0	25.2	20.1	0.0
Linter commitments(4)	18.5	18.5	0.0	0.0	0.0
Other purchase commitments (5)	17.2	13.2	4.0	0.0	0.0
Total contractual cash obligations	$751.5	$59.3	$184.6	$282.1	$225.5

(1)	Cash obligations for the remainder of fiscal 2007.

(2)	Amounts include related interest payments. Interest payments for variable debt of $62.0 million are based on the effective rate as of December 31, 2006 of 7.5% per annum.

(3)	Capital lease obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs and supply of raw materials and energy resources; competition; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. For additional factors that could impact future results, please see our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, there have been no material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions provides diversification of our foreign currency risks. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

On November 2, 2006, we held our Annual Meeting of Stockholders. At the meeting, Red Cavaney, John B. Crowe and David B. Ferraro were each re-elected as Class II directors to hold office for a three-year term or until their successors are elected and qualified. For Mr. Cavaney, 36,793,622 votes were cast in favor and 425,111 votes were withheld. For Mr. Crowe, 34,682,242 votes were cast in favor and 2,536,491 were withheld. For Mr. Ferraro, 36,264,003 votes were cast in favor and 954,730 were withheld.

Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Robert E. Cannon, Red Cavaney, John B. Crowe, Katherine Buckman Gibson, David B. Ferraro, Henry F. Figon, Lewis E. Holland and Virginia B. Wetherell.

The stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors. 37,152,695 votes were cast in favor of the ratification, 63,042 were cast against and 2,996 votes abstained.

Item 6.	Exhibits

3.1	Amended and Restated By Laws
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chief Executive Officer

Date: February 2, 2007

By:	/s/ Steven G. Dean

Steven G. Dean, Vice President and Chief Financial Officer

Date: February 2, 2007