Form 10-Q
period 2007-03-31
BUCKEYE TECHNOLOGIES INC
filed 2007-05-03
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ྑ	Accelerated filer ☒	Non-accelerated filer ྑ

As of April 30, 2007, there were outstanding 37,997,356 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.  Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net sales	$193,009	$181,407	$569,145	$535,117
Cost of goods sold	160,070	157,063	477,853	460,872
Gross margin	32,939	24,344	91,292	74,245

Selling, research and administrative expenses	11,680	12,293	34,047	35,053
Amortization of intangibles and other	500	486	1,638	1,494
Impairment of long-lived assets	-	1,469	-	1,469
Restructuring costs	1,201	333	1,224	3,425
Operating income	19,558	9,763	54,383	32,804

Net interest expense and amortization of debt costs	(10,020)	(11,061)	(31,211)	(31,819)
Loss on early extinguishment of debt	(85)	-	(737)	(151)
Gain on sale of assets held for sale	-	-	355	-
Foreign exchange and other	422	148	674	(242)

Income (loss) before income taxes	9,875	(1,150)	23,464	592
Income tax expense (benefit)	3,302	(355)	9,264	(178)

Net income (loss)	$6,573	$(795)	$14,200	$770

Earnings (loss) per share
Basic	$0.17	$(0.02)	$0.38	$0.02
Diluted	$0.17	$(0.02)	$0.37	$0.02

Weighted average shares for basic earnings per share	37,887	37,638	37,750	37,606
Adjusted weighted average shares for diluted earnings per share	38,442	37,638	38,048	37,646

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2007	June 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,497	$8,734
Accounts receivable - net	114,900	112,758
Inventories	82,851	98,567
Deferred income taxes and other	8,687	8,473
Total current assets	221,935	228,532

Property, plant and equipment	985,197	957,677
Less accumulated depreciation	(461,131)	(425,779)
	524,066	531,898
Goodwill	147,091	149,106
Intellectual property and other, net	35,881	38,677
Total assets	$928,973	$948,213

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$34,124	$32,973
Accrued expenses	53,311	47,076
Current portion of capital lease obligation	399	627
Current portion of long-term debt	54,615	1,294
Total current liabilities	142,449	81,970

Long-term debt	416,629	519,414
Accrued postretirement benefits	19,798	19,367
Deferred income taxes	40,496	35,686
Capital lease obligation	356	755
Other liabilities	1,963	1,304
Stockholders’ equity	307,282	289,717
Total liabilities and stockholders’ equity	$928,973	$948,213

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended March 31
	2007	2006
Operating activities
Net income	$14,200	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	-	1,469
Depreciation	36,454	34,947
Amortization	2,354	2,408
Loss on early extinguishment of debt	737	151
Deferred income taxes and other	6,479	(2,887)
Gain on sale of assets held for sale	(355)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,523)	6,375
Inventories	15,881	(8,758)
Other assets	(754)	(4,267)
Accounts payable and other current liabilities	6,631	(5,168)
Net cash provided by operating activities	80,104	25,040
Investing activities
Purchases of property, plant and equipment	(26,235)	(41,179)
Proceeds from sale of assets	521	42
Other	(380)	(376)
Net cash used in investing activities	(26,094)	(41,513)
Financing activities
Net borrowings under lines of credit	368	33,486
Payments on long-term debt and other	(50,127)	(16,636)
Proceeds from exercise of stock options	2,308	549
Net cash provided by (used in) financing activities	(47,451)	17,399
Effect of foreign currency rate fluctuations on cash	204	294
Increase in cash and cash equivalents	6,763	1,220
Cash and cash equivalents at beginning of period	8,734	9,926
Cash and cash equivalents at end of period	$15,497	$11,146

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006. Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

We report results for two segments, specialty fibers and nonwoven materials. The specialty fibers segment is an aggregation of operating segments producing cellulosic fibers based on both wood and cotton. The nonwoven materials segment produces airlaid materials based on wood pulps, synthetic fibers and other materials. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administrative expenses to each segment, and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$135,398	$65,386	$(7,775)	$193,009
	2006	127,223	61,171	(6,987)	181,407
Operating income (loss)	2007	15,948	5,873	(2,263)	19,558
	2006	7,010	5,105	(2,352)	9,763
Depreciation and amortization of	2007	7,901	3,898	844	12,643
intangibles	2006	7,439	3,842	802	12,083
Capital expenditures	2007	8,727	1,845	1,338	11,910
	2006	5,999	484	338	6,821

Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$400,399	$192,841	$(24,095)	$569,145
	2006	379,682	176,957	(21,522)	535,117
Operating income (loss)	2007	41,430	16,698	(3,745)	54,383
	2006	28,732	10,404	(6,332)	32,804
Depreciation and amortization of	2007	23,458	12,034	2,649	38,141
intangibles	2006	22,119	11,942	2,489	36,550
Capital expenditures	2007	20,383	2,842	3,010	26,235
	2006	38,591	1,489	1,099	41,179

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. We account for intersegment sales as if the sales were made to third parties, that is, at current market prices. Corporate operating loss in 2007 includes $1,201 and $1,224 of restructuring costs for the three and nine month periods, respectively. Corporate operating loss in 2006 included $1,802 and $4,894 of restructuring costs and impairment charges for the three and nine month periods, respectively.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

NOTE 4:	RESTRUCTURING COSTS

During fiscal 2005, we entered into a restructuring program to discontinue production of cotton-based specialty fibers at our Glueckstadt, Germany facility. The closure of the Glueckstadt facility resulted in the termination of 101 employees as of March 31, 2006 and resulted in an additional two terminations during the remainder of fiscal 2006.

During the three months ended March 31, 2007, we entered into another restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead. We anticipate the total cost of this program will be approximately $1,500 and will be completed during the first quarter of the 2008 fiscal year. As a result of this restructuring, 22 positions will be eliminated which will provide annual savings over $2,000.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses. Accrual balances are included in “Accrued expenses” in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segment for the nine months ended March 31, 2007.

		Period Ended March 31, 2007
	Balance as of June 30, 2006	Additional Charges	Payments	Balance as of March 31, 2007	Program Charges to Date

2005 Restructuring Program
Specialty fibers
Severance and employee benefits	$9	$-	$(9)	$-	$5,096
Other miscellaneous expenses	11	23	(34)	-	1,521
Total 2005 Program	20	23	(43)	-	6,617

2007 Restructuring Program
Severance and employee benefits
Specialty fibers	-	896	(699)	197	896
Corporate	-	303	(13)	290	303
Other miscellaneous expenses
Specialty fibers	-	2	(2)	-	2
Total 2007 Program	-	1,201	(714)	487	1,201

Total All Programs	$20	$1,224	$(757)	$487	$7,818

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

The components of inventory consist of the following:

	March 31 2007	June 30 2006

Raw materials	$22,312	$30,028
Finished goods	39,058	45,759
Storeroom and other supplies	21,481	22,780
	$82,851	$98,567

NOTE 6:	DEBT

The components of debt consist of the following:

	March 31 2007	June 30 2006
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	59,939	64,902
2010	151,690	152,059
Credit facility	54,615	98,747
Other	5,000	5,000
Total debt	471,244	520,708
Less current portion	54,615	1,294
Long-term debt	$416,629	$519,414

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

During the three months ended March 31, 2007, we redeemed $5,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds. During the period, we recorded non-cash expenses of $26 related to the early extinguishment of debt. Through fiscal year 2006, we redeemed $35,000 of the 2008 Notes.

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

Under the indentures governing our senior subordinated notes and our senior notes, our ability to incur additional debt is limited. Under these indentures, additional debt must be incurred as so-called “Ratio Debt” or, alternatively, must be permitted in form and amount as “Permitted Indebtedness.” In order to incur Ratio Debt, a specified consolidated fixed charge coverage ratio (as defined in the indentures) must equal or exceed 2:1 (measured on a rolling four-quarter basis). Falling below the 2:1 ratio does not breach any covenant or constitute an event of default under any of our debt agreements. As of March 31, 2007, we exceeded the required 2:1 ratio and as a result are not limited to the Ratio Debt restrictions under the indentures governing the senior notes and each series of the senior subordinated notes.

Revolving credit facility - On November 5, 2003, we established a $220,000 senior secured credit facility (the “credit facility”), comprised of a $70,000 revolving credit facility (the “revolver”) and a $150,000 term loan (the “term loan”) with serial maturities of $249 quarterly with final payment at maturity. The credit facility maturity date is March 15, 2008, unless we retire or refinance the 2008 Notes, with debt having a due date after October 15, 2010, in which case the maturity date for the revolver would be September 15, 2008 and the maturity date for the term loan would be April 15, 2010. Since we have not retired or refinanced the 2008 Notes, we have therefore reclassified the outstanding balance on the credit facility to current debt. We are currently exploring alternatives to refinance the credit facility and the 2008 Notes.

We had $54,615 outstanding on this facility ($51,247 on the term loan and $3,368 on the revolver) at an average variable interest rate of 7.5% as of March 31, 2007. The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 1.50% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 2.50% to LIBOR plus 3.25%. The interest rate applicable to the term loan is the agent’s prime rate plus 1.00% or a LIBOR-based rate plus 2.00%. The credit facility is secured by substantially all of our assets located in the United States.

During the three months ended March 31, 2007, we made additional voluntary prepayments on the term loan of $9,000, which makes the voluntary prepayments for the nine months ended March 31, 2007 equal to $43,457. As a result of these prepayments, we wrote off a portion of the deferred financing costs related to the term loan. The non-cash charges, related to early extinguishment of debt, were $59 and $711 during the three and nine months ended March 31, 2007, respectively.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum ratio of consolidated net senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum ratio of consolidated EBITDA to consolidated interest expense and minimum ratio of consolidated EBITDA minus capital expenditures and taxes to consolidated fixed charges; as well as limitations on capital expenditures, share repurchases and dividend payments. As of March 31, 2007, we were in compliance with these financial covenants.

As of March 31, 2007, we had $61,481 of borrowing capacity on our revolving credit facility. The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.

Other long-term debt - On March 1, 2000, we purchased certain technology from Stac-Pac Technologies Inc. In connection with the purchase, we entered into an unsecured promissory note with Stac-Pac Technologies Inc. The principal amount of the note is $5,000 and bears interest at a rate of 7%. In accordance with the purchase agreement, we are entitled to withhold or retain the final installment of the purchase price until and unless there is final resolution of patent rights and to cancel the final installment of the purchase price if the patent rights in certain jurisdictions are not resolved according to the terms of the purchase agreement. As of March 31, 2007, these patent rights were not resolved. Therefore, the principal amount of the note remains unpaid and has been classified as long-term debt. As of March 31, 2007, we have accrued interest on the note of $2,129.

NOTE 7:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net income (loss)	$6,573	$(795)	$14,200	$770
Foreign currency translation adjustments - net	4,044	6,003	437	10,146
Comprehensive income	$10,617	$5,208	$14,637	$10,916

For the three and nine months ended March 31, 2007, the change the foreign currency translation adjustment had to stockholders’ equity was primarily due to fluctuations in the exchange rate of the U.S. dollar against the European euro of $714 and $3,031, the Brazilian real of $2,903 and $2,649 and the Canadian dollar of $774 and $(5,201).

For the three months and nine months ended March 31, 2006, the change the foreign currency translation adjustment had to stockholders’ equity was primarily due to fluctuations in the exchange rate of the U.S. dollar against the European euro of $2,045 and $(83), the Brazilian real of $3,956 and $2,339 and the Canadian dollar of $(17) and $7,944.

NOTE 8:	INCOME TAXES

Our effective tax rates for the three and nine month period ended March 31, 2007 were 33.4% and 39.5%. Our effective tax rates for the same periods of 2006 were 30.9% and (30.1%), respectively. Our tax rate is impacted by several factors including operations in jurisdictions with varying tax rates and the extraterritorial income tax exclusion. Our low level of our earnings before taxes for the nine months ended March 31, 2006 had a more significant impact on our effective tax rate in that nine month period. The rate increase for the nine month period ended March 31, 2007 was also impacted by a change in estimate related to the valuation allowance for the Brazil net operating loss carryforwards. Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Expected tax expense at 35%	$3,456	$(402)	$8,212	$207
Impairment of long-lived assets	-	(44)	-	(44)
Effect of foreign operations	821	183	431	984
Extraterritorial income benefit	(393)	(1,085)	(606)	(1,341)
Adjustment of foreign valuation allowance	355	2,000	2,494	2,153
Correction of prior year’s provision	(152)	(1,116)	(152)	(1,711)
Other	(785)	109	(1,115)	(426)
Income tax expense	$3,302	$(355)	$9,264	$(178)

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

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Service cost for benefits earned	$150	$157	$449	$471
Interest cost on benefit obligation	352	314	1,056	942
Amortization of unrecognized prior service credit	(251)	(264)	(752)	(792)
Actuarial loss	142	150	426	450
Total cost	$393	$357	$1,179	$1,071

NOTE 10:  COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Net income (loss) applicable to common shareholders	$6,573	$(795)	$14,200	$770

Weighted-average shares of common stock outstanding	37,887	37,638	37,750	37,606
Effect of diluted shares	555	-	298	40
Weighted-average common and common equivalent shares outstanding	38,442	37,638	38,048	37,646

Earnings (loss) per share
Basic	$0.17	$(0.02)	$0.38	$0.02
Diluted	$0.17	$(0.02)	$0.37	$0.02

NOTE 11: ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SAFS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are still evaluating the effect the new statement will have on our consolidated financial position, results of operation and cash flows.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007
	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$29,329	$123,376	$48,870	$(8,566)	$193,009
Cost of goods sold	24,987	99,807	43,751	(8,475)	160,070
Gross margin	4,342	23,569	5,119	(91)	32,939

Selling, research and administrative expenses, and other	2,341	8,140	1,699	-	12,180
Restructuring and impairment costs	473	51	677	-	1,201

Operating income (loss)	1,528	15,378	2,743	(91)	19,558

Other income (expense):
Net interest income (expense) and amortization of debt	(10,150)	12	118	-	(10,020)
Other income (expense), including equity income (loss) in affiliates	12,642	(11)	443	(12,737)	337
Intercompany interest income (expense)	7,057	(4,798)	(2,259)	-	-

Income (loss) before income taxes	11,077	10,581	1,045	(12,828)	9,875

Income tax expense (benefit)	4,504	2,912	1,169	(5,283)	3,302

Net income (loss)	$6,573	$7,669	$(124)	$(7,545)	$6,573

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$28,169	$119,294	$43,542	$(9,598)	$181,407
Cost of goods sold	24,736	102,898	38,900	(9,471)	157,063
Gross margin	3,433	16,396	4,642	(127)	24,344

Selling, research and administrative expenses, and other	3,694	7,308	1,777	-	12,779
Restructuring and impairment costs	-	-	1,802	-	1,802

Operating income (loss)	(261)	9,088	1,063	(127)	9,763

Other income (expense):
Net interest income (expense) and amortization of debt	(11,416)	118	237	-	(11,061)
Other income (expense), including equity income (loss) in affiliates	2,490	(8)	95	(2,429)	148
Intercompany interest income (expense)	7,321	(5,092)	(2,229)	-	-

Income (loss) before income taxes	(1,866)	4,106	(834)	(2,556)	(1,150)

Income tax expense (benefit)	(1,071)	(158)	1,769	(895)	(355)

Net income (loss)	$(795)	$4,264	$(2,603)	$(1,661)	$(795)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$90,035	$362,818	$142,880	$(26,588)	$569,145
Cost of goods sold	75,131	300,037	129,044	(26,359)	477,853
Gross margin	14,904	62,781	13,836	(229)	91,292

Selling, research and administrative expenses and other	6,260	24,096	5,329	-	35,685
Restructuring and impairment costs	473	51	700	-	1,224

Operating income (loss)	8,171	38,634	7,807	(229)	54,383

Other income (expense):
Net interest income (expense) and amortization of debt	(31,312)	(87)	188	-	(31,211)
Other income (expense), including equity income (loss) in affiliates	29,148	(81)	1,309	(30,084)	292
Intercompany interest income (expense)	21,369	(14,527)	(6,842)	-	-

Income (loss) before income taxes	27,376	23,939	2,462	(30,313)	23,464

Income tax expense (benefit)	13,176	7,344	3,294	(14,550)	9,264

Net income (loss)	$14,200	$16,595	$(832)	$(15,763)	$14,200

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$78,232	$338,255	$143,758	$(25,128)	$535,117
Cost of goods sold	67,740	289,529	128,812	(25,209)	460,872
Gross margin	10,492	48,726	14,946	81	74,245

Selling, research and administrative expenses, and other	9,714	21,534	5,299	-	36,547
Restructuring and impairment costs	-	-	4,894	-	4,894

Operating income	778	27,192	4,753	81	32,804

Other income (expense):
Net interest income (expense) and amortization of debt	(33,721)	302	1,600	-	(31,819)
Other income (expense), including equity income (loss) in affiliates	11,972	29	(459)	(11,935)	(393)
Intercompany interest income (expense)	21,710	(15,492)	(6,218)	-	-

Income (loss) before income taxes	739	12,031	(324)	(11,854)	592

Income tax expense (benefit)	(31)	1,889	2,113	(4,149)	(178)

Net income (loss)	$770	$10,142	$(2,437)	$(7,705)	$770

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$919	$1,031	$13,547	$-	$15,497
Accounts receivable, net of allowance	15,596	70,286	29,018	-	114,900
Inventories	15,631	47,995	19,897	(672)	82,851
Other current assets	2,452	5,784	451	-	8,687
Intercompany accounts receivable	-	82,687	-	(82,687)	-
Total current assets	34,598	207,783	62,913	(83,359)	221,935

Property, plant and equipment, net	56,812	323,052	144,202	-	524,066
Goodwill and intangibles, net	20,877	50,255	99,515	-	170,647
Intercompany notes receivable	332,311	-	-	(332,311)	-
Other assets, including investment in subsidiaries	328,626	332,296	97,743	(746,340)	12,325
Total assets	$773,224	$913,386	$404,373	$(1,162,010)	$928,973

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$6,595	$20,421	$7,108	$-	$34,124
Other current liabilities	79,257	16,411	12,658	(1)	108,325
Intercompany accounts payable	69,737	-	12,950	(82,687)	-
Total current liabilities	155,589	36,832	32,716	(82,688)	142,449

Long-term debt	416,629	-	-	-	416,629
Deferred income taxes	(41,096)	61,654	19,938	-	40,496
Other long-term liabilities	6,608	13,854	1,655	-	22,117
Intercompany notes payable	-	206,228	126,081	(332,309)	-
Stockholders’/invested equity	235,494	594,818	223,983	(747,013)	307,282
Total liabilities and stockholders’ equity	$773,224	$913,386	$404,373	$(1,162,010)	$928,973

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,535	$162	$7,037	$-	$8,734
Accounts receivable, net	17,395	66,207	29,156	-	112,758
Inventories	24,680	53,756	20,573	(442)	98,567
Other current assets	2,422	4,845	1,206	-	8,473
Intercompany accounts receivable	-	57,105	-	(57,105)	-
Total current assets	46,032	182,075	57,972	(57,547)	228,532

Property, plant and equipment, net	55,440	329,020	147,438	-	531,898
Goodwill and intangibles, net	20,913	51,730	101,636	-	174,279
Intercompany notes receivable	342,478	-	-	(342,478)	-
Other assets, including investment in subsidiaries	304,581	337,654	93,066	(721,797)	13,504
Total assets	$769,444	$900,479	$400,112	$(1,121,822)	$948,213

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,857	$21,077	$7,039	$-	$32,973
Other current liabilities	20,416	17,390	11,190	1	48,997
Intercompany accounts payable	52,297	-	4,808	(57,105)	-
Total current liabilities	77,570	38,467	23,037	(57,104)	81,970

Long-term debt	519,414	-	-	-	519,414
Deferred income taxes	(48,099)	64,030	19,755	-	35,686
Other long-term liabilities	6,414	13,476	1,536	-	21,426
Intercompany notes payable	-	201,993	140,485	(342,478)	-
Stockholders’/invested equity	214,145	582,513	215,299	(722,240)	289,717
Total liabilities and stockholders’ equity	$769,444	$900,479	$400,112	$(1,121,822)	$948,213

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$61,705	$24,310	$(5,911)	$80,104

Investing activities:
Purchases of property, plant and equipment	(5,327)	(18,200)	(2,708)	(26,235)
Other	-	(379)	520	141
Net cash used in investing activities	(5,327)	(18,579)	(2,188)	(26,094)

Financing activities
Net borrowings under revolving line of credit	368	-	-	368
Net borrowings (payments) on long-term debt and other	(59,670)	(4,862)	14,405	(50,127)
Net proceeds from sale of equity interests	2,308	-	-	2,308
Net cash provided by (used in) financing activities	(56,994)	(4,862)	14,405	(47,451)

Effect of foreign currency rate fluctuations on cash	-	-	204	204

Increase (decrease) in cash and cash equivalents	(616)	869	6,510	6,763
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$919	$1,031	$13,547	$15,497

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$853	$20,725	$3,462	$25,040

Investing activities:
Purchases of property, plant and equipment	(4,662)	(14,405)	(22,112)	(41,179)
Proceeds from sale of assets and other	-	(376)	42	(334)
Net cash used in investing activities	(4,662)	(14,781)	(22,070)	(41,513)

Financing activities
Net borrowings under line of credit	33,486	-	-	33,486
Net borrowings (payments) on long-term debt and other	(29,857)	(5,862)	19,083	(16,636)
Net proceeds from sale of equity interests	549	-	-	549
Net cash provided by (used in) financing activities	4,178	(5,862)	19,083	17,399

Effect of foreign currency rate fluctuations on cash	-	-	294	294

Increase in cash and cash equivalents	369	82	769	1,220
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,229	$233	$9,684	$11,146

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

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2007 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and nine months ended March 31, 2007 to the three and nine months ended March 31, 2006.

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

We earned net income of $6.6 million and $14.2 million for the three and nine months ended March 31, 2007 versus $(0.8) million and $0.8 million during the same periods in 2006. For the nine months ended March 31, 2007, earnings were impacted by $1.2 million in restructuring costs related to overhead reduction versus the same period of the prior year, when earnings were negatively impacted by $3.4 million in restructuring and $1.5 million in impairment of long-lived assets relating to the closure of our Glueckstadt, Germany specialty fibers facility. Our earnings improvement was primarily driven by higher selling prices in all business segments.

We continue to make progress at our Americana cotton fiber facility in Brazil. Our focus on reliability and efficiency is starting to pay off as our Americana team gains experience operating the new process. We expect our performance to continue to improve but we cannot predict exactly when the site will be profitable due to constraints on raw material availability and price. We have made good progress toward being cash neutral.

We continue to establish our global sales and distribution network for UltraFiber 500™, our concrete-reinforcing fiber. UltraFiber 500 ™ is a niche product for the building industry and is an example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp. Sales for the nine months ended March 31, 2007 were $3.9 million compared to approximately $2.0 million for the same period in 2006. We have over 200 dispensers installed providing ready mix operators with significant savings through automation. While our sales growth has been more gradual than we had anticipated earlier in the year, we expect to about double our revenues year over year for the fiscal year ending June 30, 2007.

Continued strong cash flow generation enabled us to reduce debt by $12.7 million during the three months ended March 31, 2007. For the nine months ended March 31, 2007, cash generated from operations was $79.9 million compared to $25.0 million in the same period in 2006. Total inventory reduction for the nine month period ended March 31, 2007 was $15.9 million compared to an $8.8 million increase in inventory during the same period in 2006. Capital spending decreased by $14.9 million for the nine month period ended March 31, 2007 compared to the same period in 2006, as spending on the Americana project has been completed.

Our markets remain strong and we expect to be able to sell what we produce, making operational reliability essential. We are seeing the benefit of mid-single digit price increases for our specialty fibers products that began in January 2007. We are also benefiting from price increases in our nonwoven materials segment that will offset raw material pricing escalation. Fluff pulp markets remain strong and prices for fluff pulp continue to increase. We have some challenges at Americana to overcome, including raw material supply constraints, but the improvements in our other business areas in fiscal 2007 should offset the effect of the delay in reaching profitability at our Americana facility.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and nine months ended March 31, 2007 and 2006.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net sales	$193.0	$181.4	$11.6	6.4%	$569.1	$535.1	$34.0	6.4%
Cost of goods sold	160.1	157.0	3.1	2.0	477.9	460.8	17.1	3.7
Gross margin	32.9	24.4	8.5	34.8	91.2	74.3	16.9	22.7
Selling, research and administrative expenses	11.6	12.3	(0.7)	(5.7)	34.0	35.1	(1.1)	(3.1)
Amortization of intangibles and other	0.5	0.5	-	-	1.6	1.5	0.1	6.7
Impairment costs	-	1.5	(1.5)	*	-	1.5	(1.5)	*
Restructuring costs	1.2	0.3	0.9	*	1.2	3.4	(2.2)	*
Operating income	$19.6	$9.8	$9.8	100.0%	$54.4	$32.8	$21.6	65.9%
* Percent change not meaningful

Net sales were higher during the three and nine months ended March 31, 2007, primarily driven by higher selling prices across all segments of our business. The shift from tolling operations to market sales at our Americana specialty fibers facility positively impacted our product mix. A positive currency impact, due to the strong euro, added to the improvement. Shipment volume was down for both the three and nine months ended March 31, 2007. For the three months ended March 31, 2007, fluff pulp shipments were approximately 20% lower as we sold excess inventory in the prior year. For both the three and nine months, the closure of the Glueckstadt plant had a negative impact on sales volume.

Gross margin improved in both the three and nine months ended March 31, 2007 as compared to the same periods in the prior year. The largest component of the improvement was the higher selling prices discussed previously. Lower energy and chemical costs were the primary cost improvement drivers, offset by higher raw material and transportation costs during the three month period. For the nine months ended March 31, 2007, higher transportation, raw material and chemical costs more than offset reductions in energy prices.

Selling, research and administrative expenses decreased in both the three and nine months ended March 31, 2007 as compared to the same period in 2006. As a percentage of net sales these costs were down significantly from 6.8% to 6.0% and from 6.6% to 6.0%, respectively. The improvement was a result of reduced headcount, lower spending on professional services and travel and higher sales.

During the three months ended March 31, 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead. We anticipate the total cost of this program will be approximately $1.5, of which $1.2 million has been recorded, and will be completed during the first quarter of the 2008 fiscal year. As a result of this restructuring, 22 positions will be eliminated which will provide annual savings of over $2.0 million.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and nine months ended March 31, 2007 and 2006.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net sales	$135.4	$127.2	$8.2	6.4%	$400.4	$379.7	$20.7	5.5%
Operating income	15.9	7.0	8.9	127.0	41.4	28.7	12.7	44.3

Specialty fibers net sales improved during the three months ended March 31, 2007 versus the same period in 2006, primarily driven by higher selling prices implemented in January and by the higher shipment volume from our Americana cotton fiber facility in Brazil as we were in start up mode during the same period in the prior year. Partially offsetting this improvement, fluff pulp shipments were approximately 20% lower as we sold excess inventory in the prior year. Net sales increased for the nine months ended March 31, 2007 versus the same period in 2006 primarily due to higher pricing and the shift from tolling operations to market sales at our Americana cotton fibers facility. For the three and nine month periods ended March 31, 2007, fluff pulp pricing increased by 13.0% and 6.0%, respectively, versus the same periods in the previous year. Also for the three and nine months, the closure of the Glueckstadt plant had a negative impact on sales volume versus the prior year.

Operating income improved for the three months ended March 31, 2007 versus the three months ended March 31, 2006. Sales pricing and improved product mix were the primary drivers of this improvement along with better results at our Americana cotton fibers facility. In addition, lower energy and chemical prices added to the improvement but were partially offset by higher transportation costs. The improvement for the nine months ended March 31, 2007 versus the same period in the previous year was also driven by higher prices and improved product mix. Increased transportation, raw material and chemical usage costs more than offset reductions in energy prices.

We continue to make progress at our Americana cotton fiber facility in Brazil. Our focus on reliability and efficiency is starting to pay off as our Americana team gains experience operating the new process. We expect our performance to continue to improve but we cannot predict exactly when the site will be profitable due to constraints on raw material availability and price. We have made good progress toward being cash neutral.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three and nine months ended March 31, 2007 and 2006.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net sales	$65.4	$61.2	$4.2	6.9%	$192.8	$177.0	$15.8	8.9%
Operating income	5.9	5.1	0.8	15.7	16.7	10.4	6.3	60.6

The increase in net sales for the three and nine month periods ended March 31, 2007 was due to higher prices, improved product mix, and the strengthening of the European euro versus the US dollar. Net sales for the nine month period also benefited from higher sales volume. The improvement in operating income during the three and nine month periods was a result of the increased volume and selling prices along with higher production leading to better utilization of our North American facilities. These improvements were slightly offset by higher raw material prices and higher direct costs associated with the increased production.

During the three months ended March 31, 2007, we completed the first phase of a $2 million capital project at our Gaston facility in North America to provide our older machine, Gaston 1, with the capacity to supply some of the growth markets. The machine upgrade will also allow us to have greater product mix flexibility.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.6 million for the nine month period ending March 31, 2007 versus the same period in the prior year. Net interest expense for the nine month period ended March 31, 2007 decreased primarily due to lower debt levels. This decrease was partially offset by capitalized interest related to the Americana project, which reduced last year’s interest expense by $1.7 million relative to this year. Net interest expense and amortization of debt costs decreased $1.0 million for the three month period ended March 31, 2007 versus the same period a year ago. Higher variable interest rates were offset by our decrease in average outstanding debt during the three and nine month periods. The weighted average effective interest rate on our variable rate debt increased from 7% at March 31, 2006 to 7.5% at March 31, 2007.

Loss on early extinguishment of debt costs

During the three month period ended March 31, 2007, we used cash from operations and borrowings on our revolver to redeem $5 million of our 9.25% 2008 notes and to make voluntary prepayments on our term loan of $9.0 million. As a result of these partial extinguishments, we wrote-off a portion of deferred financing costs. We recorded non-cash expense related to this debt extinguishment of $0.1 million and $0.7 million during the three and nine months ended March 31, 2007. During the nine months ended March 31, 2007, the voluntary prepayments on our term loan totaled $43.5 million.

On September 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our 9.25% 2008 Notes. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during the nine months ended March 31, 2006.

Income tax expense

Our effective tax rate for the three and nine months ended March 31, 2007 was 33.4% and 39.5% versus 30.9% and (30.1%) for the same periods in 2006. The rate increase for the nine month period ended March 31, 2007 results from a change in estimate related to the valuation allowance for the Brazil net operating loss carryforwards. Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the fiscal year to be approximately 40.0%. See Note 8: Income Taxes of this quarterly report for further information.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of March 31, 2007 and believe we will continue to remain in compliance. The 2008 Notes become due September 15, 2008 and, if we have not refinanced the 2008 Notes on or prior to March 15, 2008, our revolving credit facility will become due at that time. Accordingly, we will have to amend our existing credit facility or arrange to refinance the 2008 Notes prior to such date. We are currently exploring alternatives to refinance our credit facility and our 2008 Notes.

On March 31, 2007, we had $15.5 million of cash and cash equivalents and $61.5 million borrowing capacity on our revolving credit facility as defined in Note 6. The portion of this capacity that we may borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of March 31, 2007, our liquidity, including available borrowings and cash and cash equivalents was approximately $77.0 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the nine month period ended March 31, 2007 and March 31, 2006.

	Nine Months Ended
	March 31
(millions)	2007	2006
Operating activities:
Net income	$14.2	$0.8
Non-cash charges and credits, net	45.7	36.0
Changes in operating assets and liabilities, net	20.2	(11.8)
Net cash provided by operating activities	80.1	25.0

Investing activities:
Purchases of property, plant and equipment	(26.2)	(41.1)
Proceeds from sale of assets and other	0.5	-
Other investing activities	(0.4)	(0.4)
Net cash used in investing activities	(26.1)	(41.5)

Financing activities:
Net borrowings under lines of credit	0.4	33.5
Payments on long-term debt and other	(50.1)	(16.6)
Other financing activities, net	2.3	0.5
Net cash provided by (used in) financing activities	(47.4)	17.4

Effect of foreign currency rate fluctuations on cash	0.2	0.3

Net increase in cash and cash equivalents	$6.8	$1.2

Cash provided by operating activities

The $55.1 million increase in cash flows from operating activities during the nine months ended March 31, 2007 was primarily the result of improved earnings and reductions in inventory. The largest components of the inventory reduction during the nine months ended March 31, 2007 were a $6.8 million reduction in finished goods and a $6.7 million reduction in cotton fibers inventory, which is partly the result of the shortage in affordable cotton raw material supply.

Net cash used in investing activities

Purchases of property, plant and equipment decreased during the nine months ended March 31, 2007 versus the same period in 2006 primarily due to expending $20.1 million during the 2006 period to add full market capability to our Americana, Brazil cotton cellulose facility. We expect that our capital expenditures will increase in the last quarter of this fiscal year and the total capital spending for fiscal 2007 will be approximately $42 million.

We expect to incur significant capital expenditures in the future to comply with remaining environmental obligations at our wood specialty fibers facility. The proposed permit for the National Pollutant Discharge Elimination System (NPDES), prepared in connection with the Fenholloway Agreement, was challenged by some members of the public and the administrative hearing to address the issues is now expected to occur during the fourth quarter of calendar 2007 or the first quarter of calendar 2008. Based on current estimates, we expect expenditures of approximately $60 million over eight to ten years, possibly beginning late in our next fiscal year. See Note 20, Contingencies, to the Consolidated Financial Statements in our fiscal 2006 Annual Report filed on Form 10-K.

Net cash provided by (used in) financing activities

During the nine months ended March 31, 2007, we used cash from operating activities to make voluntary prepayments on our term loan of $43.5 million and to redeem $5.0 million on our 2008 Notes. We intend to continue to use cash from operations to reduce our debt. Our capacity to make restricted cash payments under our other debt instruments limited us to redeeming $5.0 million of our high interest rate, 9.25%, senior subordinated notes due in 2008. We are currently exploring alternatives to refinance our credit facility and our 2008 Notes. We are focused on debt reduction with a target of a 50/50 debt to equity balance in our capital structure.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We repurchased no shares of our common stock during the nine months ended March 31, 2007 and expect to make no such repurchases in the balance of fiscal 2007. Through March 31, 2007, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of March 31, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter

Long-term obligations (2)	$634.6	$15.8	$191.3	$202.0	$225.5
Capital lease obligations (3)	0.8	-	0.8	-	-
Operating lease obligations	1.9	0.5	1.2	0.2	-
Timber commitments	46.8	3.2	24.2	19.4	-
Linter commitments(4)	24.8	24.8	-	-	-
Other purchase commitments (5)	14.9	10.1	4.8	-	-
Total contractual cash obligations	$723.8	$54.4	$222.3	$221.6	$225.5

(1)	Cash obligations for the remainder of fiscal 2007.

(2)	Amounts include related interest payments. Interest payments for variable debt of $54.6 million are based on the effective rate as of March 31, 2007 of 7.5% per annum.

(3)	Capital lease obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

In our annual report, we indicated that the availability and cost of cotton fiber was a risk factor. As of March 31, 2007, we have potential raw material availability issues in our specialty cotton fibers business in both North America and Brazil. In North America, the USDA recently reported cotton acreage planted in 2007 will be less than 2006 due to the shift in crop mix to corn supporting ethanol and other biofuel initiatives. With less cotton planted, the fall cotton seed crush will likely be reduced resulting in less cotton fiber being available. We have been increasing our imported lint purchases for our Memphis specialty cotton fibers facility in order to minimize the impact of North American cotton fiber availability. In Brazil, the cotton is harvested in the April - July period and we will have better information on lint availability in that market at that time. Currently our production is limited to lint availability. There have been no other material changes in our market risk since the disclosure in our Annual Report. While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions provides diversification of our foreign currency risks. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2007 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

Date: May 2, 2007

By:	/S/ STEVEN G. DEAN

Steven G. Dean, Vice President and Chief Financial Officer

Date: May 2, 2007