Form 10-K
period 2007-06-30
BUCKEYE TECHNOLOGIES INC
filed 2007-09-07
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No ☒
Note – Checking the box above will not relieve any registrant required to file report pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 31, 2006, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $424.4 million.

As of September 1, 2007, there were outstanding 39,046,082 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2007 Annual Proxy Statement to be filed with the commission in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III and IV.

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

Company History

We and our predecessors have participated in the specialty cellulose market for over 85 years and have developed new uses for many cellulose-based products.  We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of Procter & Gamble located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant.  We became a public company in November of 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

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

Due to a decline in demand for cotton content paper, in August 2003, we closed the specialty cotton papers portion of our Lumberton, North Carolina facility.  Due to excess airlaid production capacity around the globe we closed our single-line airlaid nonwovens facility in Cork, Ireland during July 2004. In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany.  In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility.  This expansion was completed during fiscal year 2006. See Note 3, Impairment of Long-Lived Assets and Assets Held for Sale, to the Consolidated Financial Statements for further discussion of the Lumberton, North Carolina; Cork, Ireland; and Glueckstadt, Germany closures.

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

Product Groups	% of Fiscal 2007 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord High purity cotton ethers Film for liquid crystal displays	33%	Purity and strength Strength and heat stability High viscosity, purity and safety Transparency/clarity, strength and Purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Laptop and desktop computers and
television screens

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	16%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	18%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	33%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

See Note 14, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products.  These materials represent the largest components of our variable costs of production.  The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost.  In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at market prices that are fixed annually or current market prices as stated in the agreements.  Additional information is included in Note 16, Commitments, to the Consolidated Financial Statements.

We purchase cotton fiber either directly from cottonseed oil mills or indirectly through agents or brokers.  We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically.  The majority of the cotton fiber processed in the Americana plant comes from within Brazil.

Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products.  Approximately 65% of our fluff pulp usage is supplied internally and the remainder is purchased from several other suppliers. In addition to fluff pulp, these products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications.  These materials are also purchased from multiple sources.

The cost and availability of slash pine timber, cotton fiber, and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  We have potential raw material availability issues for our cotton fibers in both North America and Brazil.  We have increased our imported cotton linters purchases for Memphis specialty cotton fiber production in order to minimize the impact of current constraints on North American cotton fiber availability.  For the near term, this raw material availability will limit growth and put pressure on our margins.

Our manufacturing processes especially for specialty fibers, require significant amounts of fuel oil and natural gas. These manufacturing inputs are subject to significant changes in prices and availability, which could adversely impact our future operating results.

Sales and Customers

Our products are marketed and sold through a highly trained and technically skilled sales force.  We maintain sales offices in the United States and Europe.  Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in approximately 60 countries around the world.  Our fiscal 2007 sales reflect this geographic diversity, with 43% of sales in North America, 38% of sales in Europe, 9% of sales in Asia, 4% of sales in South America and 6% in other regions.  Approximately 82% of our worldwide sales, for fiscal 2007, were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 14, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2007 were as follows:

(in millions)
Sales by Destination
	2007		2006		2005
United States	$254	33%	$230	32%	$235	33%
Italy	72	9	66	9	56	8
Germany	66	9	59	8	63	9
Canada	45	6	47	6	48	7
Japan	38	5	38	5	38	5
Mexico	33	4	25	3	16	2
Spain	26	3	25	3	23	3
France	25	3	22	3	19	3
Brazil	25	3	21	3	26	4
All other	185	25	195	28	189	26
Total	$769	100%	$728	100%	$713	100%

The high-end, technically demanding specialty niche markets that we serve require a higher level of sales and technical service support than do commodity product sales.  Our sales, product development and customer service professionals work with customers in their plants to design products tailored precisely to their product needs and manufacturing processes.  In addition to a direct sales force, we also utilize outside sales agents in some parts of the world.

Procter & Gamble is our largest customer, accounting for 12% of our fiscal 2007 net sales.  Nonwoven materials account for approximately 62% of the total sales to Procter & Gamble.  No other customer accounted for greater than 6% of our fiscal 2007 net sales.

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

Research and development costs of $8.3 million, $9.2 million and $8.8 million were charged to expense as incurred for the years ended June 30, 2007, 2006 and 2005, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing.  The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets.  Major competitors include Archer-Daniels-Midland, Borregaard, Rayonier and Tembec .

We believe that the number of producers is unlikely to grow significantly due to the substantial investment required to enter the mature specialty fibers market and to sufficient existing capacity.  However, Sateri has announced that it is adding 250,000 tons of specialty pulp capacity in Brazil in the October-December quarter of 2007, and a former Weyerhaeuser mill in Cosmopolis, Washington with an annual capacity of 155,000 metric tons may restart production.  We do not expect that this planned increase in industry capacity will adversely impact Buckeye’s specialty fibers business in the current fiscal year.  However, it is possible that it could have an impact in the following fiscal year.

Although demand for fluff pulp is generally stable, fluff pulp prices tend to vary together with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets.  We also used approximately 47,000 metric tons of fluff pulp from our Foley plant during this fiscal year as a key raw material in our airlaid nonwovens operations. We currently produce less than 7% of the world’s supply of fluff pulp. Major competitors include Bowater, International Paper, GP Cellulose, Rayonier and Weyerhaeuser.  We understand International Paper is converting one of its mills to begin producing fluff pulp in September 2007 and GP Cellulose announced it is adding capacity at its Brunswick mill, both of which will create additional fluff pulp capacity.  The potential added capacity from these two mills is approximately 10% of current industry capacity.

Demand for airlaid nonwovens grew significantly in the 1990’s.  Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied.  Buckeye is the leading supplier of airlaid nonwoven materials worldwide.  The markets we compete in also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Ahlstrom, Fiberweb, Concert Industries, Duni, Koch Industries, Kimberly Clark and PGI.

 There is limited availability of airlaid nonwoven capacity in Europe, while the North American industry is operating in an environment of excess supply.  We understand that Fiberweb is in the process of starting up a new airlaid nonwovens plant in Italy with an annual capacity of approximately 10,000 metric tons per year.

Intellectual Property

At June 30, 2007 and 2006, we had intellectual property assets recorded totaling $18.0 million and $25.2 million, respectively.  These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  The Stac-Pac® packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology we acquired to further differentiate us from our airlaid nonwovens competitors.  Stac-Pac® bales facilitate our customers’ high-speed production lines with a continuous flow of material. Stac-Pac® units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers.  Additional information is included in Note 1, Accounting Policies, to our Consolidated Financial Statements.

Inflation

We believe that inflation has not had a material effect on our results of operations or on our financial condition during recent periods.

Seasonality

Our business generally is not seasonal to a substantial extent, although we ship somewhat lower specialty fiber volume in the July – September quarter and somewhat lower nonwovens volume is shipped in the October – December quarter.

Employees

As of September 1, 2007, we employed approximately 1,550 employees, of whom approximately 1,100 are employed at our facilities in the United States. Approximately 55% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement expires on March 31, 2008 and we will be entering negotiations for a new agreement in the next few months.  The agreement for the Memphis Plant is in effect through March 18, 2009.  The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.  A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil.

A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.

Our plants in Gaston, King and Lumberton, North Carolina are not unionized.

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

Environmental Regulations and Liabilities

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations.  We devote significant resources to maintaining compliance with these laws and regulations.  We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements.  Our failure to comply with environmental laws or regulations could subject us to penalties or other sanctions which could materially affect our business, results of operations or financial condition.  Additional information is included in Note 17, Contingencies, to the Consolidated Financial Statements.

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

These reports are also available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or the SEC.  The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street NE, Washington, D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us, which are available at http://www.sec.gov.

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

The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: dependence on a single customer; the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs; maintaining satisfactory labor relations; an inability to predict the scope of future environmental compliance costs or liabilities; pricing fluctuations and worldwide economic conditions; competition; and fluctuations in the costs and availability of raw materials.

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

Procter & Gamble is our largest single customer.  We supply Procter & Gamble with fluff pulp and airlaid nonwovens, and sales to Procter & Gamble accounted for approximately 12% of our sales in fiscal year 2007.  In the event that Procter & Gamble fails to continue to purchase these products from us in substantial volume, our results of operations and financial condition could be materially and adversely affected, particularly if we are unable to attract new customers.

Our substantial indebtedness could adversely affect our financial health.

As of June 30, 2007, our total debt was approximately $446 million and our total debt, as a percentage of total capitalization, was 56%.  Our level of debt could have a significant adverse future effect on our business. For example:

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

-
our senior secured credit facility covenants require us to meet certain financial objectives and impose other restrictions on business operations.  These covenants and those contained in the indentures governing our senior and senior subordinated notes limit our ability to borrow additional funds or dispose of assets and limit our flexibility in planning for and reacting to changes in our business;

-	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

-
our debt level and the various covenants contained in the indentures related to our senior notes, senior subordinated notes and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to certain of our competitors; and

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities.  As of September 1, 2007, we employed approximately 1,550 employees, of whom approximately 1,100 are employed at our facilities in the United States. Approximately 55% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement expires on March 31, 2008.  The agreement for the Memphis Plant is in effect through March 18, 2009.  The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.

Employee representation is provided by a national union for non-management workers at our specialty fibers plant in Americana, Brazil, and our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, Lumberton and King, North Carolina are not unionized.

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

Problems regarding the negotiation of any labor contracts could also affect our business.  The failure to renegotiate labor agreements in a timely manner could lead to a curtailment or stoppage of work at our factories.  If we negotiated a labor agreement on unfavorable terms, our production costs will increase.  A reduction in production or increasing the costs of production would lower our profits and harm our business.

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

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the U. S. Environmental Protection Agency (the “EPA”) in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement requires us, among other things, to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement.  In making these in-plant process changes, we incurred significant expenditures, and, we expect to incur significant additional capital expenditures to comply with the remaining obligations under the Fenholloway Agreement.

Based on the requirements of the proposed permit, we expect to incur capital expenditures of approximately $10 million over the next four years (beginning fiscal year 2008) on in-plant process changes, and additional capital expenditures of approximately $50 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors.  For additional information on environmental matters, see Note 17 to the Consolidated Financial Statements.  These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

Because approximately 67% of our sales are to customers outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in four countries and sell products in approximately 60 countries.  For the fiscal year ended June 30, 2007, sales of our products outside the United States represented approximately 67% of our sales.  The global economy and relative strength or weakness of the U. S. dollar can have a significant impact on our sales.  In addition, although approximately 82% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

Any of these risks could have a material adverse effect on our business, results of operations or financial condition.

Exposure to commodity products creates volatility in pricing and profits.

If our research and development efforts do not result in the commercialization of new, proprietary products, we will continue to have significant exposure to fluff pulp, which could result in volatility in sales prices and profits.

Risks related to our industry

We are subject to the cyclicality of our industry.

The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical.  The markets for most cellulose and absorbent products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control.  The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason.  Our financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete.  Furthermore, a general economic downturn in a particular country or on an international scale, could reduce the overall sales within our industry, thereby likely reducing our sales.  We cannot assure you that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels.  The demand, cost and prices for our products may fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition and surplus capacity could adversely affect our operating results and financial condition.

The markets for our products are all competitive.  Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold.  Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.  New competitors and the expansion of existing competitors could create a surplus capacity of the goods that we sell, which might cause us to either lose sales or lower the prices of our goods.  As examples of existing competitors expanding their production, Sateri has announced that it will add 250,000 tons of specialty pulp capacity in Brazil and Weyerhauser could reopen a mill with an annual capacity of 155,000 metric tons.  Actions by our competitors and any surplus capacity could cause our profits to decline, affecting our operating results and financial condition.

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely impact our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  We have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  We have increased our imported cotton linters purchases for our Memphis specialty cotton fiber production in order to minimize the impact of current constraints on North American cotton fiber availability.  We have limited production at our Americana, Brazil specialty fibers facility because of raw material constraints in Brazil.  For the near term, this raw material availability will limit growth and increase our production costs.  Additionally, energy and chemical costs have increased substantially in recent years, which has resulted in increased production costs for our products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

Market fluctuations in the availability and cost of transportation are beyond our control and may adversely impact our business.

 Our business depends on the transportation of a large number of products, both domestically and internationally.  An increase in transportation rates or fuel surcharges and/or a reduction in transport availability in truck, rail and international shipping could negatively impact our ability to provide products to our customers in a timely manner.  An increase in international shipping rates or fuel surcharges or a reduction in the availability of vessels could negatively impact our costs and our ability to provide products to our international customers in a timely manner.  While we have had adequate transportation availability, there is no assurance that such availability can continue to be effectively managed in the future.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Headquarters.  Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee.

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2007, the Memphis Plant operated at approximately 80% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. As of June 30, 2007, the Foley Plant operated at 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2007, the Lumberton Plant operated at approximately 90% of its capacity.

Americana Plant.  The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site with a capacity of approximately 40,000 annual metric tons of cotton cellulose.  As of June 30, 2007, the Americana Plant operated at approximately 60% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of the airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix. Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2007, was operating at approximately 80% of capacity.

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

Gaston Plant. The Gaston Plant is located in Gaston County near Mt. Holly, North Carolina on an 80-acre site and has a total capacity of approximately 60,000 annual metric tons of airlaid nonwovens (43,000 annual metric tons based on current production mix) from two production lines.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Buckeye Technologies Inc.’s common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 4,000 shareholders on September 1, 2007, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2007		2006
	High	Low	High	Low
First quarter (ended September 30)	$9.00	$6.84	$10.08	$7.75
Second quarter (ended December 31)	12.72	8.33	8.33	7.18
Third quarter (ended March 31)	14.00	11.16	10.27	7.89
Fourth quarter (ended June 30)	16.25	11.75	9.10	6.97

We did not make any dividend payments during the fiscal years ended June 30, 2007 or 2006, and have no plans to pay dividends in the foreseeable future.  We repurchased no shares of our common stock during the fiscal years ended June 30, 2007 or 2006. Due to certain debt agreements we are limited in our ability to make dividend distributions and share repurchases in the future.  The amount available will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

Performance Graph

The line graph below compare the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the New York Stock Exchange (NYSE) Paper & Allied Products peer group for the five fiscal years ended June 30, 2007.  The graph and table assume that $100 was invested on June 30, 2002 in each of our common stock, the Standard & Poor’s index and the NYSE Paper & Allied Products peer group, and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007

Buckeye Technologies Inc.	100.00	69.39	117.35	81.33	77.96	157.86
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)	100.00	84.62	108.78	96.09	101.45	124.14

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2007(a)	2006(b)	2005(c)	2004 (d)	2003 (e)
Operating Data:

Net sales	$769,321	$728,485	$$712,782	$656,913	$641,082

Operating income (loss)	81,211	44,420	57,601	(19,079)	4,496

Cumulative effect of changes in accounting, net of tax	-	-	-	5,720	-

Net income (loss)	30,118	1,980	20,204	(38,190)	(24,894)

Basic earnings (loss) per share	$0.80	$0.05	$0.54	$(1.03)	$(0.67)
Diluted earnings (loss) per share	$0.79	$0.05	$0.54	$(1.03)	$(0.67)

Pro forma amounts (f)
Net income (loss)	$30,118	$1,980	$20,204	$(43,910)	$(23,513)

Earnings (loss) per share
Basic	$0.80	$0.05	$0.54	$(1.18)	$(0.64)
Diluted	$0.79	$0.05	$0.54	$(1.18)	$(0.64)

Balance sheet data:
Total assets	$951,822	$948,213	$949,737	$970,823	$1,097,855
Total long-term debt (including current portion)	$445,893	$522,090	$538,982	$606,748	$664,475

Ratio of earnings to fixed charges (g)	2.1x	$(497)	1.4x	$(69,522)	$(41,439)

(a)         Includes a pretax benefit of $2,000 ($1,274 after tax) from a water conservation partnership payment.  Includes $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note.  Includes a $2,481 tax benefit from adjustments related to state valuation allowances and credits.  Includes a pretax charge of $1,249 ($812 after tax) for restructuring costs and $832 ($521 after tax) for early extinguishment of debt.

(b)         Includes a pretax charge of $5,616 ($3,497 after tax) for restructuring and impairment costs.  (See Note 3, Impairment of Long-lived Assets and Assets Held for Sale.)

(c)         Includes a pretax charge of $16,905 ($9,392 after tax) for restructuring and impairment costs.  (See Note 3, Impairment of Long-lived Assets and Assets Held for Sale). Includes a pretax charge of $242 ($153 after tax) for loss on early extinguishment of debt. Includes a pretax gain of $7,203 ($4,682 after tax) for gain on sale of assets held for sale.  During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002.  With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

(d)        Includes a pretax charge of $51,853 ($33,522 after tax) for restructuring and impairment costs.  Includes $4,940 ($3,112 after tax) for loss on early extinguishment of debt. Includes
    $5,720 ($0.15 per share), net of tax, cumulative effect of change in accounting relating to a change in the way we account for planned maintenance activities at our Perry, Florida facility.

(e)        Includes a pretax charge of $38,139 ($24,678 after tax) for restructuring and impairment costs.

(f)         Pro forma amounts reflect net income (loss) and earnings (loss) per share as if the changes in accounting methods were applied retroactively.

(g)        Earnings were inadequate to cover fixed charges during fiscal years 2006, 2004, and 2003.  Amounts reflect the deficit of earnings to fixed charges.  See Exhibit 12.1 for computation.

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

Executive Summary

Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, concrete reinforcing fibers, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers.  Our products are produced in the United States, Canada, Germany and Brazil, and we sell these products in approximately 60 countries worldwide.  We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials.  Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies.  Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, evaluate external growth opportunities that match our specialty market focus, and continue to improve our balance sheet.

Buckeye had an excellent year, with record revenue and the highest earnings in six years.  Net sales for fiscal year 2007 were $769.3 million, a 5.6% increase over the $728.5 million achieved in fiscal year 2006.  We earned net income of $30.1 million for fiscal year 2007.   These results included the following after-tax items:  a $1.3 million benefit from a water conservation partnership payment, a $1.2 million benefit from reversal of accrued interest related to cancellation of a contingent note owed to Stac-Pac Technologies Inc., a $2.5 million tax benefit from adjustments related to state valuation allowances and credits, a $(0.8) million restructuring charge and a $(0.5) million charge related to early debt retirement.

Our markets continue to be robust.  Reliability of our operations is generally good, and we will continue to focus on operations stability and high up-time.  Earnings benefited from higher selling prices across all of our businesses.  The fluff pulp market remains strong and prices for fluff pulp continued to increase throughout the year.  Price increases in high-end specialty fibers and nonwoven materials accounted for two-thirds of the overall selling price increase.  We were able to make up for some of the margin erosion experienced over the past several years due to higher energy, chemicals and transportation costs through annual increases in the mid-single digit range for high-end specialty fibers and in the low single digit range for nonwoven materials.  Our costs were lower in fiscal 2007 than in the prior year due to lower energy costs, improved capacity utilization at our North American airlaid plants and improvements in our Americana operation, which were partially offset by higher raw material costs in our cotton cellulose and nonwovens materials businesses, increased transportation costs and higher direct costs.  As a result of higher selling prices, improved mix and lower costs, our gross margin for the year improved to 17.1% compared to 13.7% for the prior year.  Our margins in the just completed quarter were above 20%.

We continue to make progress at our Americana cotton fiber facility in Brazil.  Our focus on reliability and efficiency is starting to pay off as our Americana team gains experience operating the new process.  We have and expect to continue to reduce costs and increase prices to offset the rising strength of the Brazilian real against the US dollar, and we are making good progress toward being cash neutral.  We expect our performance to continue to improve but we cannot predict when the site will be profitable due to constraints on raw material availability and price.

           We continue to establish our global sales and distribution network for UltraFiber 500™, our concrete-reinforcing fiber.  UltraFiber 500 ™ is a niche product for the building industry and is an example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp.  For the year ended June 30, 2007, our sales increased by 62% to $5.5 million from $3.4 million for the same period in 2006.  Our customer base has almost doubled and installations of our dispensers, that provide ready mix operators with significant savings through automation, increased from 100 to 230 units, positioning us for a year of strong sales growth in fiscal 2008.  Our goal is to double UltraFiber 500™ fiscal year 2007 sales in 2008.

Strong cash flow generation enabled us to reduce debt by $75.6 million, including the cancellation of the $5.0 million Stac-Pac Note, during the year ended June 30, 2007.  As a result, our net interest expense for the year was down $4.4 million (including $1.9 million reversal of accrued interest related to a contingent note) compared to the previous year.  Cash generated from operations in the year just completed was $111.4 million compared to $58.7 million in fiscal 2006.  We have reduced our long-term debt by approximately $255 million over the past five years.

The entire organization is involved in Lean Enterprise learning and implementation.  We are pleased with the progress we made this year with a significant reduction in working capital and progress in eliminating non-value added activities.  We know this is a journey and we have just begun to create a culture that will improve the speed of our business processes, improve product and service quality and reduce cost.  Our Lean Enterprise initiative is important and we must improve to stay competitive and avoid complacency.  We trained over 60% of our organization, including all officers and site managers, in the basic elements of Lean Thinking during fiscal 2007.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2007.

(millions)	Year Ended June 30			$ Change		Percent Change
	2007	2006	2005	2007/ 2006	2006/ 2005	2007/ 2006	2006/ 2005
Net sales	$769.3	$728.5	$712.8	$40.8	$15.7	6%	2%
Cost of goods sold	637.5	628.7	592.7	8.8	36.0	1	6
Gross margin	131.8	99.8	120.1	32.0	(20.3)	32	(17)
Selling, research and administrative expenses	47.0	47.8	43.3	(0.8)	4.5	(1)	10
Amortization of intangibles and other	2.3	2.0	2.3	0.3	(0.3)	15	(13)
Impairment and restructuring costs	1.3	5.6	16.9	(4.3)	(11.3)	(77)	67
Operating income	$81.2	$44.4	$57.6	$36.8	$(13.2)	83%	(23)%

Net sales were higher during the year ended June 30, 2007, primarily driven by higher selling prices across all segments of our business.  The shift from tolling operations to market sales at our Americana specialty fibers facility contributed a positive mix impact.  A positive currency impact, due to the strong euro, added to the improvement.  Shipment volume was down for the year ended June 30, 2007, mainly due to the closure of our specialty fibers facility in Glueckstadt, Germany.

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

The gross margin improvement from fiscal year 2006 to fiscal year 2007 was mainly a result of the higher selling prices discussed previously.  We also had improved operational results at our Americana plant, lower energy costs, and improved capacity utilization at our North American nonwovens sites.  These improvements more than offset increased raw material costs in our cotton fibers and nonwovens business, increased transportation cost and higher plant direct cost.

In fiscal year 2006 versus fiscal year 2005 cost of goods sold and gross margins were negatively impacted by high costs related to increases in the pricing of energy, chemicals and transportation.  During fiscal year 2006, these costs were higher by approximately 28% versus fiscal 2005.

Selling, research and administrative expenses decreased slightly in the year ended June 30, 2007.  As a percentage of net sales these costs were down from 6.6% in fiscal 2006 to 6.1% in fiscal 2007.  The expense reduction was mainly a result of reduced headcount and lower spending on sales commissions.

Increases in selling, research and administrative expenses during fiscal 2006 had a negative impact on our operating margins.  Expenses related to the establishment of an UltraFiber 500™ sales force and distribution network, the expensing of share-based payments and the expensing of previously capitalized patent costs contributed to increased costs.

During the second half of the year ended June 30, 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead.  We expect the total cost of this program will be approximately $1.3 million and that it will be completed during the first quarter of the 2008 fiscal year.  As a result of this restructuring, 21 positions will be eliminated which we expect to provide annual savings of over $2.0 million.

Further discussion of revenue, operating trends, impairment and restructuring costs can be found later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be found in Note 3, Impairment of Long-lived Assets and Assets Held for Sale, and Note 4, Restructuring Costs, to the Consolidated Financial Statements of the accompanying consolidated financial statements.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2007.

(millions)	Year Ended June 30			$ Change		Percent Change
	2007	2006	2005	2007/ 2006	2006/ 2005	2007/ 2006	2006/ 2005
Net sales	$543.8	$515.9	$513.6	$27.9	$2.3	5%	0%
Operating income	63.7	35.8	64.1	27.9	(28.3)	78	(44)

Specialty fibers net sales improved during the year ended June 30, 2007 versus the prior year, primarily driven by higher selling prices and improved product mix, offset partially by the closure of the Glueckstadt plant, which had a negative impact on sales volume.

Strong demand in our high-end specialty and fluff markets allowed us to raise prices during the year.  Fluff pulp pricing increased by approximately $55 per ton on the average during the year ended June 30, 2007 versus the previous year.  Average selling prices on our high-end specialty products increased in the mid-single digit range for the year.

Sales pricing and improved product mix were the primary drivers of our operating income improvement.  Costs were up compared to the prior year as the impact of lower energy costs was not enough to offset increases in transportation costs, raw material costs and factory direct costs.

We have made good progress at our Americana cotton fiber facility in Brazil.  Reduced costs and higher volumes contributed to improved earnings.  The focus on reliability and efficiency has been successful and the facility has demonstrated  the ability to run at design rate and high reliability.  The operation averaged 96 tons per day during the just completed quarter with many days at or above the design rate of 110 tons per day.  We are confident that the facility has the capability of 40,000 tons annually.  The process is delivering quality products with little offgrade.

The cotton crop in Brazil this year is up 40% from the prior year, but the amount of seed delinted and crushed for oil will not increase as much as we had hoped.  We are strengthening relationships with existing raw material suppliers to increase delinting capacity and assisting with their expansion plans.  This looks positive, but will take time to implement.  In the near term, we will continue to operate the facility at its current rate of approximately 2,000 tons per month.

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

Average fluff pulp pricing declined by less that 1% during fiscal year 2006 versus fiscal year 2005.  For fiscal year 2006, fluff pulp sales accounted for 18% of our consolidated sales.  Strong demand in our high-end markets allowed us to raise prices during fiscal year 2006 to partially offset higher costs for energy, chemicals and transportation.  However, due to the rapid and continued increase in costs along with the slightly lower prices for fluff pulp, we were unable to maintain our margins at the same level as those realized during fiscal year 2005.

    Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2007.

(millions)	Year Ended June 30			$ Change		Percent Change
	2007	2006	2005	2007/ 2006	2006/ 2005	2007/ 2006	2006/ 2005
Net sales	$258.8	$240.9	$226.5	$17.9	$$14.4	7%	6%
Operating income	21.2	15.9	13.0	5.3	2.9	33	22

A strong market for Nonwoven materials in North America contributed to the increase in net sales during fiscal year 2007 versus fiscal year 2006.  Increased demand resulted in higher sales volumes at increased selling prices.  We implemented similar sales price increases in Europe during the year, and our sales volume remained stable.  Additionally, net sales in Europe saw improvement due to the strengthening of the euro during this time period.  Most products sold at our Steinfurt, Germany facility are denominated in euros and translated to US dollars for consolidation purposes.

Operating Income improvement during fiscal year 2007 versus fiscal year 2006 was driven by the increased volumes and selling prices.  Increased volumes in North America and the associated improvements in capacity utilization helped to improve operating margins during the year.  Higher revenues from increased selling prices largely offset increased raw material costs in North America and Europe.

Operating income improved during the twelve months ended June 30, 2006 versus the same period in 2005.  Higher revenue from volume and increased pricing overcame higher raw materials, energy, transportation, and other manufacturing costs to improve operating margins during the period.

Restructuring and impairment activities

During the three years ended June 30, 2007, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we will continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program and impairment charges for the three years ended June 30, 2007. Following the table is an explanation of the programs and the resulting impairment charges. For further explanation of these charges, see Note 3, Impairment of Long-lived Assets and Assets Held for Sale, and Note 4, Restructuring Costs, to the Consolidated Financial Statements.

	Year Ended June 30			Total
(millions)	2007	2006	2005	Charges
Impairment charges	$-	$2.1	$12.3

Restructuring costs
2007 Restructuring program	$1.3	$-	$-	$1.3
2005 Restructuring program	-	3.5	3.0	6.5
2004 Restructuring program	-	-	1.2	3.0
2003 Restructuring programs	-	-	0.4	6.2
Total restructuring costs	$1.3	$3.5	$4.6	$17.0

2007 Restructuring program

In January 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead operations.  We anticipate the total cost of this program will be approximately $1.3 million and will be completed during the first quarter of the 2008 fiscal year.  As a result of this restructuring, 21 positions will be eliminated which will provide annual savings of over $2.0 million.

2005 Restructuring program and impairments

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt facility. Our decision was due to a combination of factors that had increased the plant’s costs to a level at which it was uneconomical to continue operations. The most significant factor impacting cost at the site was the substantial strengthening of the euro over calendar 2003 and 2004. Specialty fibers are normally priced and sold in U.S. dollars around the world. As a majority of Glueckstadt’s costs were denominated in euros, this substantial strengthening had a negative impact on Glueckstadt’s cost position. Additionally, Glueckstadt’s process water, waste treatment and energy costs were more than twice the cost of these utilities at our Memphis, Tennessee cotton-based specialty fibers facility.

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

Based on our inability to recover the remaining value of the long-lived assets at the Glueckstadt facility, we determined that these long-lived assets, with a carrying amount of $15.3 million, were impaired and wrote them down to their estimated fair value of $3.0 million.  This resulted in an impairment charge of $12.3 million ($6.5 million after tax), during fiscal year 2005.

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

As of June 30, 2006, management reevaluated its estimate of fair value less the cost to sell the remaining equipment and determined an additional impairment should be recognized for equipment with a carrying value of $0.3 million.  Therefore, we wrote down the carrying value of the remaining equipment to its fair value less costs to sell of $0.2 million and recorded an impairment charge of $0.1 million.  In September 2006, the remaining assets were sold for $0.5 million.  Since we previously had written the value of these assets down to $0.2 million, we recorded a gain on sales of assets held for sale of $0.3 million.  The closure of the Glueckstadt facility resulted in the termination of 103 employees, and restructuring expenses related to the closure of $6.5 million over fiscal year 2005 and 2006.

2004 Restructuring program and impairments

During fiscal 2004, we initiated the discontinuation of production of nonwoven materials at our Cork, Ireland facility.  Subsequent to the closure of this facility, we completed the sale of our related building and equipment.  As a result of the sale and disposition of the building and equipment for net proceeds of $13.1 million (net of $1.9 million of decommissioning and selling costs), we recognized a net gain of $7.2 million ($4.7 million net of tax and $0.12 per share net of tax) during fiscal 2005. The gain is presented under the “Gain on sale of assets held for sale” caption in the statement of operations.

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

2003 Restructuring programs and impairments

In April 2003, we announced the discontinuation of production of cotton linter pulp at our specialty fibers Lumberton, North Carolina facility due to the decline in demand for cotton content paper, eliminating approximately 100 positions. We completed this partial closure in August 2003 but continue to produce cosmetic cotton products at the Lumberton site.  During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program.  As a result of this restructuring, 78 positions were eliminated.  These positions include manufacturing, sales, product development and administrative functions throughout the organization.  The total cost of the 2003 programs was $6.2 million, of which $0.4 was expensed in fiscal 2005.

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

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $4.7 million for fiscal year 2007 versus fiscal year 2006.  This decrease includes the reversal of $1.9 million of accrued interest related to the cancellation of a contingent note owed to Stac-Pac Technologies Inc. The remaining decrease was primarily due to lower debt levels.  The decrease would have been larger, but capitalized interest related to the Americana project reduced last year’s interest expense by $1.3 million that was not replicated in fiscal 2007.  The weighted average effective interest rate on our variable rate debt increased from 7.2% at June 30, 2006 to 7.3% at June 30, 2007.  See Note 8, Debt, in the Consolidated Financial Statements for further discussion of variable interest rates.

We incurred interest expense and amortization of debt costs of $43.9 million in fiscal 2006, down $1.3 million from fiscal 2005. This improvement was primarily the result of lower average debt levels during fiscal 2006 and the impact of the capitalized interest discussed previously.  These improvements were partially offset by higher average variable interest rates during fiscal 2006.

Loss on early extinguishment of debt costs

Fiscal year 2007 – During fiscal year 2007 we used cash from operations to redeem $5 million of our senior subordinated notes due in 2008 and to make voluntary prepayments on our term loan of $60.8 million.  As a result of these partial extinguishments, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.8 million during fiscal year 2007.

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

Gain on sale of assets held for sale

In September 2006, the remaining assets located at our Glueckstadt facility were sold for $0.5 million.  Since we had previously written the value of these assets down to $0.2 million, we recorded a gain on sale of assets held for sale of $0.3 million during fiscal 2007.

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

Foreign exchange and other

Foreign exchange and other in fiscal 2007, 2006 and 2005 were $ 1.9 million, $(0.4) million and $(0.6)million, respectively.    The income in fiscal 2007 was primarily due to $2.0 million from a water conversation partnership payment received pursuant to our reduction in the daily water permit limit at the Foley plant.   The expense in fiscal 2006 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar during the fiscal year. The expense in fiscal 2005 was primarily due to $0.5 million of expenses related to amending our senior secured credit facility and other financing related costs.

Income tax expense

Our effective tax rate for 2007 was approximately 31% versus (189%) in fiscal 2006 and (2%) in fiscal 2005.

This tax rate includes a tax benefit from reduction in the Tennessee state net operating loss valuation allowance and recognition of Tennessee industrial machinery credits totaling $2.5 million during the fourth quarter of fiscal 2007 as a result of tax planning.

Our Brazilian valuation allowance increased $2.5 million in 2007 due to losses associated with the slower than expected start-up of the Americana, Brazil operations.

Effective for transactions occurring after September 30, 2000 the Internal Revenue Service enacted the Extraterritorial Income Exclusion.  The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. In order to comply with international trade rules, the Act repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which was completed on December 31, 2006.  For transactions during calendar years 2005 and 2006, the income exclusion was 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2006 due to this phase-out and was phased-out completely during the second half of fiscal 2007.  The Act provides a tax deduction for domestic manufacturers.  The deduction will be phased in during fiscal years 2006 through 2010.  Due to our U.S. net operating loss position, this deduction had no impact to fiscal year 2007 other than a slight reduction to alternative minimum taxes.  See Note 11, Income Taxes, in the Consolidated Financial Statements for further discussion of income taxes.

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

Financial Condition

Our financial condition continued to improve during fiscal year 2007.  We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Liquidity and capitalization

We have the following major sources of financing: a senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants.  We were in compliance with these covenants as of June 30, 2007, and believe we will continue to remain in compliance for the foreseeable future.  These sources of financing are described in detail in Note 8, Debt, to the Consolidated Financial Statements.

Our total debt and capital leases decreased $76.2 million (including the cancellation of the $5.0 million  note owed to Stac-Pac Technologies Inc.) to $445.9 million at June 30, 2007 from $522.1 million at June 30, 2006. From June 30, 2005 to June 30, 2006, total debt decreased by $16.9 million.  Our total debt as a percentage of our total capitalization was 56.2% at June 30, 2007 as compared to 64.3% at June 30, 2006 and 66.7% at June 30, 2005.

On June 30, 2007, we had $14.8 million of cash and cash equivalents and $65 million borrowing capacity on our old credit facility.

On July 25, 2007, we established a new $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amends and restates our existing credit facility.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is grid based pricing, related to our total leverage ratio, of the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We plan to use the proceeds from this facility to redeem the remaining $60 million of our 2008 notes, to redeem $20 million of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

The new credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During fiscal year 2007, we were in compliance with the financial covenants under our old credit facility.

 The new credit facility (taking into account the $33.6 million outstanding on the old term loan) increased borrowing capacity to $161.4 million.  The new credit facility also contains a $50 million increase option.  The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the new revolving credit facility.  The commitment fee, on the unused portion of the new revolving credit facility, ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the new facility were approximately $1.3 million and will be amortized to interest expense using the effective interest method over the life of the facility.

Management believes this is sufficient liquidity to meet the needs of the business.  We believe we will continue to have positive cash flow and these borrowing conditions are not expected to impact our operating or investing activities, or our ability to service our debt obligations.

Treasury stock

Our Board of Directors has authorized the repurchase of up to 6.0 million shares of our common stock.  Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We have not repurchased any shares of our common stock since fiscal year 2001.  Through June 30, 2007, we had repurchased a total of 5,009,300 shares under the current board authority.

Cash Flow

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future. Cash and cash equivalents totaled $14.8 million at June 30, 2007, compared to $8.7 million at June 30, 2006 and $9.9 million at June 30, 2005. The following table provides a summary of cash flows for the three years ended June 30, 2007.

(millions)	2007	2006	2005
Operating activities:
Net income	$30.1	$2.0	$20.2
Noncash charges and credits, net	62.5	49.3	58.3
Changes in operating assets and liabilities, net	18.8	7.4	0.1
Net cash provided by operating activities	111.4	58.7	78.6

Investing activities:
Purchases of property, plant and equipment	(45.2)	(45.6)	(45.3)
Proceeds from sales of assets	0.5	1.2	13.6
Other investing activities	(0.5)	(0.5)	(0.5)
Net cash used in investing activities	(45.2)	(44.9)	(32.2)

Financing activities:
Net borrowings (payments) under lines of credit	(3.0)	0.4	0.4
Payments on long-term debt and other	(67.8)	(16.8)	(67.7)
Other financing activities, net	9.9	0.5	2.4
Net cash used in financing activities	(60.9)	(15.9)	(64.9)

Effect of foreign currency rate fluctuations on cash	0.8	0.9	1.2

Net increase (decrease) in cash and cash equivalents	$6.1	$(1.2)	$(17.3)

Cash provided by operating activities

The $52.7 million increase in cash flows from operating activities in 2007 was primarily due to improved profits of $28.1 million, higher accounts payable and current liabilities and deferred taxes.  The higher current liabilities were the result of increases in taxes payable, incentive plans and general payables.  The change in deferred taxes was a result of our higher profits and the reversal of some federal and state valuation allowances being an offset to our net operating loss.

 The $19.9 million decrease in cash flows from operating activities in 2006 was primarily the result of the decrease in net income in fiscal year 2006.  This decrease was partially offset by general improvements in working capital during fiscal 2006. Although the closure of our Glueckstadt plant improved working capital in fiscal 2006, this improvement was partially offset by increased working capital requirements at our Americana, Brazil specialty fibers facility as we moved away from the previous tolling arrangement toward market production.

Net cash used in investing activities

 Purchases of property, plant and equipment were consistent during the last three fiscal years.  We expect efficiency improvement and energy savings projects, maintenance capital, and environmental spending will result in total capital expenditures of approximately $48 million for fiscal 2008.

We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Perry, Florida specialty fibers facility.  Based on the requirements of the proposed permit, we expect to incur capital expenditures of approximately $10 million over the next four years (beginning fiscal year 2008) on in-plant process changes, and additional capital expenditures of approximately $50 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors.  For additional information on environmental matters, see Note 17 to the Consolidated Financial Statements.

 Net cash used in financing activities

During fiscal year 2007, we used cash from operations and $9.9 million received from option exercises to reduce our debt and capital leases by $70.8 million.  We are focused on debt reduction with an intermediate term objective of a 50/50 debt to equity balance in our capital structure.  (See Note 8, Debt, to the Consolidated Financial Statements for further information.)

During fiscal year 2006 we used cash from operations to finance the capital investments we made at our Americana, Brazil facility, and to redeem, at par, $15 million principal amount of our high interest rate, 9.25%, senior subordinated notes due in 2008.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (6)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$597.4	$37.0	$125.7	$192.6	$242.1
Capital lease obligations (2)	0.8	0.5	0.3	-	-
Operating lease obligations (2)	1.4	0.9	0.5	-	-
Timber commitments (3)	43.6	11.7	25.4	6.5	-
Linter commitments (4)	17.3	17.3	-	-	-
Other purchase commitments (5)	34.5	19.6	7.0	4.5	3.4
Total contractual cash obligations	$695.0	$87.0	$158.9	$203.6	$245.5

(1) Amounts include related interest payments. Interest payments for variable debt of $33.6 million are based on the effective rate as of June 30, 2007 of 7.3%. See Note 8, Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) Capital lease obligations represent principal and interest payments. See Note 9, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 16, Commitments, to the Consolidated Financial Statements for further information.

(4) Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(6) Less than one year references fiscal 2008; 1-3 years references fiscal 2009 and 2010; 3-5 years references fiscal 2011 and 2012.

Note:
Additionally, the cash flow to fund postretirement benefit obligations has an expected net present value of $24.5 million.  The actuarially estimated annual benefit payments net of retiree contributions are as follows: 2008 - $1.7 million; 2009-2010 - $3.6 million; 2011 - 2012 - $3.6 million; and 2013 through 2017 - $9.9 million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 12, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

    See Note 2 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact.
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

Bad debt expense for fiscal years 2007, 2006 and 2005 was $0.3 million, $0.1 million and $1.4 million, respectively.

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

In fiscal 2007, we increased the valuation allowance recorded against certain foreign net operating losses by approximately $2.5 million and decreased the valuation allowances recorded against certain state net operating losses and tax credits by approximately $2.4 million.

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

Depreciation

We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method. Under this method, we calculate depreciation based on the expected total productive hours of the assets subject to a minimum level of depreciation. We review our estimate of total productive hours at least annually. If the estimated productive hours of these assets change based on changes in utilization and useful life assumptions, we adjust depreciation expense per unit of production accordingly. We use the straight-line method for determining depreciation on our other capital assets.

Long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are held and used, recoverability is evaluated based on the undiscounted cash flows expected to be generated by the asset. If the carrying value of the assets is determined to not be recoverable, we measure the potential impairment by comparing the carrying value of the assets to their fair value. If impairment exists, an adjustment is made to write the asset down to its fair value. Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Based on the estimated fair values of long-lived assets, we recorded no impairment charges in fiscal year 2007.  We recorded $2.1 million, and $12.3 million for years ended June 30, 2006, and 2005, respectively. If circumstances change, our estimated fair values may be impacted and have a material effect on our reported financial position and results of operations. See Note 3, Impairment of Long-lived Assets and Assets Held for Sale, of our Consolidated Financial Statements for further information concerning impairment charges.

We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows. The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future.   See Note 1, “Accounting Policies,” to the Consolidated Financial Statements for further information on long-lived assets.

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

Interest Rates

The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at June 30, 2007 were $445.9 million and $450.8 million and at June 30, 2006 were $522.1 million and $497.3 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to a $6.7 million increase in the fair value of long-term debt as of June 30, 2007.

We had $33.6 million of variable rate long-term debt outstanding at June 30, 2007.  At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $0.3 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to European inter-bank rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  Buckeye and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We currently hedge about 50% of our balance sheet exposure to the Canadian dollar and we do not have any hedges in place to protect aganst fluctuations in the Brazilian real.  However, we are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $201.3 million and $196.9 million at June 30, 2007 and 2006, respectively.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $18.3 million at June 30, 2007.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Availability and Cost of Raw Materials

Amounts paid by us for wood, cotton fiber and fluff pulp represent the largest component of our variable costs of production.  The availability and cost of these materials are subject to market fluctuations caused by factors beyond our control, including weather conditions.  Significant decreases in availability or increases in the cost of wood or cotton fiber to the extent not reflected in prices for our products, could materially and adversely affect our business, results of operations and financial condition.  We have potential raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  We have increased our imported cotton linters purchases for our Memphis specialty cotton fiber production facility in order to minimize the impact of the current constraints on North American cotton fiber availability.  Currently our production is constrained by lint availability.

Commodities

We are dependent on commodities in our production process.  Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon.  Exposure to these commodities can have a significant impact on our operating performance.

In May 2007, we entered into a seven year electrical power contract for power usage in Brazil.  This contract bypasses the local utility company thereby reducing our energy costs by approximately $0.5 million each year.

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  There were no fossil fuel contracts outstanding at June 30, 2007 or 2006 requiring fair value treatment.

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

Contingencies

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations. We devote significant resources to maintaining compliance with such requirements. We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements (including standards applicable to wastewater discharges and air emissions) and will continue to incur substantial costs to comply with such requirements. Given the uncertainties associated with predicting the scope of future requirements, there can be no assurance that we will not in the future incur material environmental compliance costs or liabilities. For additional information on environmental matters, see Note 17, Contingencies, to the Consolidated Financial Statements.

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

Item 9a. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Buckeye management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of June 30, 2007 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information regarding members of the Board of Directors will be presented in our 2007 Annual Proxy Statement for the 2007 annual meeting of stockholders and is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on September 1, 2007 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	60	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	45	President, Chief Operating Officer and Director	July 2006
Charles S. Aiken	57	Sr. Vice President, Manufacturing	October 2003
Jeffery T. Cook	45	Sr. Vice President, Marketing	February 2006
Sheila Jordan Cunningham	55	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	51	Sr. Vice President and Chief Financial Officer	July 2007
Douglas L. Dowdell	49	Sr. Vice President, Specialty Fibers	February 2006
William M. Handel	61	Sr. Vice President, Lean Enterprise	February 2006
Paul N. Horne	52	Sr. Vice President, Product and Market Development	February 2006
Marko M. Rajamaa	46	Sr. Vice President, Nonwovens	October 2006

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

Kristopher J. Matula
President, Chief Operating Officer and Director
Mr. Matula has served as President and Chief Operating Officer since July 1, 2006.  Mr. Matula was elected as a director of Buckeye in April 2007.  He served as Executive Vice President and Chief Financial Officer from October 2003 to July 2006. Mr. Matula served as Senior Vice President, Nonwovens and Corporate Strategy from April 2003 to October 2003. He served as Senior Vice President, Nonwovens from January 2001 to April 2003. He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997. Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

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

Sheila Jordan Cunningham
Senior Vice President, General Counsel and Secretary
Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000. She served as Vice President, General Counsel and Secretary from April 1998 to April 2000. She served as Assistant General Counsel from March 1997 and as Secretary from July 1997 to April 1998. Prior to joining the Company, she was a partner in the law firm of Baker, Donelson, Bearman & Caldwell.

Steven G. Dean
Sr. Vice President and Chief Financial Officer
Mr. Dean has served as Sr. Vice President and Chief Financial Officer since July 1, 2007. He served as Vice President and Chief Financial Officer from July 2006 to July 2007. He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006. Previously, he served as Controller for Buckeye's Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye's Nonwovens Division from August 2001 to November 2004. Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

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

Marko M. Rajamaa
Senior Vice President, Nonwovens
Mr. Rajamaa has served as Senior Vice President, Nonwovens since October 26, 2006.  He served as Vice President, Nonwovens from February 2006 to October 2006 and as Vice President, Nonwovens Sales – Europe and Middle East from January 2002 to February 2006.  Previously, he served as Manager, Nonwoven Sales, Europe, Middle East and Africa from 1999 to 2002.  Prior to joining Buckeye in 1999, he held various sales management positions with Walkisoft / UPM-Kymmene.

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

Corporate Governance and Compliance with Section 16(a) of the Exchange Act

    Information relating to corporate governance and compliance with Section 16(a) of the Exchange Act will be included in our 2007 Annual Proxy Statement and is incorporated herein by reference.  As part of this Annual Report on Form 10-K, we are filing the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  In addition, on September 7, we filed with the New York Stock Exchange the annual certification of our Chief Executive Officer stating that he is not aware of any violation by Buckeye Technologies Inc. of the New York Stock Exchange's corporate governance listing standards.

Item 11. Executive Compensation

Information relating to this item will be included in our 2007 Annual Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2007 Annual Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in our 2007 Annual Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in our 2007 Annual Proxy Statement and is incorporated by reference herein.

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

	(3)	Listing of Exhibits. See exhibits listed under Item 15 (b).

Exhibit 15 (b).  Exhibits required by Item 601 of Regulation S-K

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for quarter ended December 31, 1997 file no. 001-14030, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.2 to Form 10-Q for quarter ended March 31, 2006 file no. 001-14030, filed on April 27,2006
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.2	Indenture for 9 ¼% Senior Subordinated Notes due 2008, dated July 12, 1996	Exhibit 4.2 to Form S-3 file no. 333-05139 filed on June 4, 1996
4.3	Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998	Exhibit 4.3 to Form S-4 file no. 333-59267, filed on July 16, 1998
4.4	Indenture for 8 ½%Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to Form S-4 file no. 333-59267, filed on July 16, 1998
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 file no. 001-14030, filed on February 6, 2001
10.6
Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company.  Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995
Exhibit 10.1 to Form 10-Q/A for quarter ended March 31, 1999 file no. 001-14030, filed on May 12, 1999
10.9	Form of Change in Control Agreement, dated August 8, 2006	Exhibit 10.1 to Form 8-K filed no. 001-14030, filed on August 11, 2006
10.10	Amended and Restated Credit Agreement dated 25, 2007 amount the Registrant; Bank of America NA; Banc of America Securities LLC; Citizens Bank of Pennsylvanis; Cobank, ACB; Regions Ban; and the other lenders party thereto	Exhibit 10.10 to Form 8-K file no. 001-14030, filed on July 31, 2007
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	September 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	September 6, 2007

By:	/s/ Kristopher J. Matula
Kristopher J. Matula, Director, President, and Chief Operating Officer
Date:	September 6, 2007

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	September 6, 2007

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	September 6, 2007

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	September 6, 2007

By:	/s/ Steven G. Dean
Steven G. Dean, Senior Vice President and Chief Financial Officer
Date:	September 6, 2007

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer
Date:	September 6, 2007

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

Our Company was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.

/s/ John B. Crowe	/s/ Kristopher J. Matual	/s/ Steven G. Dean
John B. Crowe	Kristopher J. Matula	Steven G. Dean
Chairman of the Board and	President and	Senior Vice President and
Chief Executive Officer	Chief Operating Officer	Chief Financial Officer

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of June 30, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal controls over financial reporting.  Ernst & Young has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Buckeye Technologies Inc. and our report dated September 5, 2007 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
September 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in Item 15 (a) in this Annual Report of Form 10-K.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2007 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
September 5, 2007

Consolidated Statements of Income
(In thousands, except per share data)
	Year Ended June 30
	2007	2006	2005
Net sales	$769,321	$728,485	$712,782
Cost of goods sold	637,505	628,687	592,726
Gross margin	131,816	99,798	120,056
Selling, research and administrative expenses	47,021	47,762	43,270
Amortization of intangibles and other	2,335	2,000	2,280
Impairment of long-lived assets	-	2,090	12,326
Restructuring costs	1,249	3,526	4,579
Operating income	81,211	44,420	57,601
Other income (expense):
Interest income	355	635	943
Interest expense and amortization of debt costs	(39,153)	(43,868)	(45,142)
Loss on early extinguishment of debt	(832)	(151)	(242)
Gain on sale of assets held for sale	355	-	7,203
Foreign exchange and other	1,902	(352)	(649)

Income before income taxes	43,838	684	19,714

Income tax expense (benefit)	13,720	(1,296)	(490)
Net income	$30,118	$1,980	$20,204

Earnings per share
Basic	$0.80	$0.05	$0.54
Diluted	$0.79	$0.05	$0.54

Weighted average shares for earnings per share
Basic	37,842	37,622	37,447
Effect of diluted shares	376	36	151
Diluted	38,218	37,658	37,598

See accompanying notes.

Consolidated Balance Sheets

(In thousands, except share data)
	June 30
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,790	$8,734
Accounts receivable - trade, net of allowance for doubtful accounts of $1,399 in 2007 and $1,904 in 2006	112,251	110,218
Accounts receivable – other	4,614	2,540
Inventories	86,777	98,567
Deferred income taxes	4,630	4,176
Prepaid expenses and other	4,822	4,297
Total current assets	227,884	228,532

Property, plant and equipment, net	537,655	531,898
Goodwill	155,937	149,106
Intellectual property and other, net	30,346	38,677
Total assets	$951,822	$948,213

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$41,030	$32,973
Accrued expenses	49,532	47,076
Current portion of capital lease obligation	399	627
Current portion of long-term debt	-	1,294
Total current liabilities	90,961	81,970

Long-term debt	445,138	519,414
Accrued postretirement benefits	24,509	19,367
Deferred income taxes	41,761	35,686
Capital lease obligation	356	755
Other liabilities	1,943	1,304

Commitments and contingencies (Notes 9, 16, and 17)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 38,845,682 and 37,901,334 shares outstanding at June 30, 2007 and 2006, respectively	431	431
Additional paid-in capital	48,032	49,274
Accumulated other comprehensive income	49,491	33,819
Retained earnings	307,851	277,733
Treasury shares, 4,297,088 and 5,241,436 shares at June 30, 2007 and 2006, respectively	(58,651)	(71,540)
Total stockholders’ equity	347,154	289,717
Total liabilities and stockholders’ equity	$951,822	$948,213
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2004	$431	$53,594	$(569)	$255,549	$(79,660)	$229,345
Comprehensive income:
Net income	-	-	-	20,204	-	20,204
Other comprehensive income:
Foreign currency translation adjustment	-	-	17,360	-	-	17,360
Comprehensive income						37,564

Issuance of 279,698 shares of common stock	-	(1,470)	-	-	3,791	2,321
Tax benefit from stock-based awards	-	245	-	-	-	245
Termination of restricted stock		-	-	-	(3)	(3)
Amortization of deferred stock compensation	-	77	-	-	-	77
Directors stock compensation (3,439 shares)	-	-	-	-	40	40
Balance at June 30, 2005	$431	$52,446	$16,791	$275,753	$(75,832)	$269,589

Comprehensive income:
Net income	-	-	-	1,980	-	1,980
Other comprehensive income:
Foreign currency translation adjustment	-	-	17,028	-	-	17,028
Comprehensive income						19,008

Issuance of 313,670 shares of common stock	-	(3,733)	-	-	4,282	549
Stock-based compensation expense	-	561	-	-	-	561
Directors stock compensation (1,255 shares)	-	-	-	-	10	10
Balance at June 30, 2006	$431	$49,274	$33,819	$277,733	$(71,540)	$289,717

Comprehensive income:
Net income	-	-	-	30,118	-	30,118
Other comprehensive income:
Foreign currency translation adjustment	-	-	18,707	-	-	18,707
Comprehensive income						48,825

Adjustment to apply SFAS 158, net of tax	-	-	(3,035)	-	-	(3,035)
Issuance of 944,348 shares of common stock	-	(3,032)	-	-	12,889	9,857
Stock-based compensation expense	-	785	-	-	-	785
Tax benefit from stock-based awards	-	1,005	-	-	-	1,005
Balance at June 30, 2007	$431	$48,032	$49,491	$307,851	$(58,651)	$347,154

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2007	2006	2005
Operating activities
Net income	$30,118	$1,980	$$20,204
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	-	2,090	12,326
Depreciation and depletion	49,212	46,903	45,964
Amortization	3,258	3,336	3,477
Loss on early extinguishment of debt	832	151	242
Deferred income taxes	7,205	(5,464)	4,510
Non-cash tax benefit	-	-	(5,481)
Gain on sale of assets held for sale	(355)	-	(7,203)
Provision for bad debts	(277)	123	1,372
Other	2,485	2,192	3,150
Changes in operating assets and liabilities:
Accounts receivable	(1,931)	7,611	(5,971)
Inventories	13,159	10,900	(1,504)
Other assets	(1,041)	(5,030)	463
Accounts payable and other current liabilities	8,490	(6,071)	7,072
Net cash provided by operating activities	111,385	58,721	78,621

Investing activities
Purchases of property, plant and equipment	(45,200)	(45,591)	(45,329)
Proceeds from sales of assets	521	1,163	13,648
Other	(539)	(467)	(567)
Net cash used in investing activities	(45,218)	(44,895)	(32,248)

Financing activities
Net borrowings (payments) under revolving line of credit	(3,000)	350	400
Payments on long-term debt and capital lease obligations	(67,752)	(16,813)	(67,758)
Payments for debt issuance costs	-	-	(5)
Net proceeds from sale of equity interests	9,857	549	2,468
Net cash used in financing activities	(60,895)	(15,914)	(64,895)
Effect of foreign currency rate fluctuations on cash	784	896	1,213
Increase (decrease) in cash and cash equivalents	6,056	(1,192)	(17,309)
Cash and cash equivalents at beginning of year	8,734	9,926	27,235
Cash and cash equivalents at end of year	$14,790	$8,734	$9,926

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

Fiscal Year

Except as otherwise specified, references to years indicate our fiscal year ended June 30, 2007 or ended June 30 of the year referenced.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2007, 2006 and 2005 was $269, $1,866 and $418, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, recoverability is evaluated based on the undiscounted cash flows expected to be generated by the asset.  If the carrying values of the assets are determined to not be recoverable, we measure the potential impairment by comparing the carrying value of the assets to their fair value. If impairment exists, an adjustment is made to write the asset down to its fair value.  Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or fair value less costs to sell. See Note 3 for information concerning impairment charges.

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We have determined that our reporting units for Goodwill are the same as our operating segments before aggregation.  See Note 14, “Segment Information,” for further discussion of our operating segments.  Goodwill is reviewed at least annually for impairment.  Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.  We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units.  This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired.  The determination of an impairment loss is complex and requires that we make many assumptions and estimates.  If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future.   No impairment of goodwill was recorded during the years ending June 30, 2007, 2006 and 2005.  The change in goodwill resulted from changes in foreign currency exchange rates.

Intellectual Property and Other

At June 30, 2007 and 2006, we had intellectual property totaling $18,016 and $25,173, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac™ technology.  During fiscal year 2007, we reduced the amount recorded for Stac-PacTM patents by $5,000 when we cancelled a contingent note to Stac-PacTM Technologies Inc. that was issued in conjunction with the acquisition in 2000.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $15,112 and $14,519 at June 30, 2007 and 2006, respectively. Intellectual property amortization expense of $2,335, $2,000 and $2,280 was recorded during the years June 30, 2007, 2006 and 2005, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $2,231 in 2008, $2,233 in 2009, $2,235 in 2010, $2,237 in 2011 and $2,239 in 2012.

Deferred debt costs of $5,407 and $7,534 at June 30, 2007 and 2006, respectively are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $7,159 and $6,901 at June 30, 2007 and 2006, respectively. We recorded amortization of deferred debt costs of $1,300, $1,487 and $1,556 during the years ending June 30, 2007, 2006 and 2005, respectively.

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

From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies. These contracts are not designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  Mark-to-market gains and losses for forward foreign exchange contracts are recorded in foreign exchange and other.

    In order to minimize market exposure, at times we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuel over a period of generally less than one year.  There were no fossil fuel contracts outstanding at June 30, 2007 or 2006 requiring fair value treatment.

Derivatives are recorded in the consolidated balance sheet at fair value. At June 30, 2007 and 2006, we had no derivatives outstanding.

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

Shipping and Handling Costs

Amounts related to shipping and handling which are billed to a customer in a sales transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)” in the results of operations.  Transaction gains and (losses) of $18, $(551) and $(226) were recorded during the years ended June 30, 2007, 2006 and 2005, respectively.  The cumulative amount of Foreign Currency Translation adjustments included in Accumulated Other Comprehensive Income was $52,526 and $33,819 for fiscal years 2007 and 2006, respectively.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”).

On July 1, 2005 (the first day of our 2006 fiscal year), we adopted SFAS 123(R) using a modified prospective application, as permitted. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted share-based awards that remain outstanding at the date of adoption.

On June 7, 2005, prior to our adoption of SFAS 123(R), the Compensation Committee of our Board of Directors approved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005.  The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the implementation of SFAS 123(R).  We estimate the compensation expense, before tax, which was avoided as a result of the acceleration, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009) based on fair value calculations using the Black-Scholes methodology.

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the employee stock-based awards been recorded during fiscal year 2005 based on the fair value method under SFAS 123(R) which includes the consideration of the accelerated vesting described above.

Year Ended June 30, 2005

Net income as reported	$20,204
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(4,856)
Pro forma net income	$15,348
Earnings per share:
Basic - as reported	$0.54
Basic - pro forma	$0.41
Diluted - as reported	$0.54
Diluted - pro forma	$0.41

    Stock-based compensation expense was $785 ($539 after tax and $0.01 per share) and $561 ($365 after tax and $0.01 per share) for 2007 and 2006, respectively.  See Note 10 for a discussion of the assumptions underlying the pro forma calculations above.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006.  The new rules will be effective for us in the first quarter of fiscal 2008.  The interpretation provides a consistent framework for accounting for tax positions in accordance with SFAS 109 “Accounting for Income Taxes.”  At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

 In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 157 provides enhanced guidance for using fair value measurements.  It establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

Effective for fiscal year 2007, we adopted the disclosure provisions of SFAS No. 158.  SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized in our consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 106, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 106.  These amounts will be subsequently recognized as net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.  SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  However, the measurement date provision is not required to be adopted until fiscal year 2009.  See Note 12 for further discussion of the implementation and impact of adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for SFAS 115 (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings.  The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have evaluated the new statement and have determined that the adoption of SFAS 159 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

During fiscal 2005, we evaluated the recoverability of the long-lived assets at the Glueckstadt facility and determined that these long-lived assets, with a carrying amount of $15,280 (net of $2,977 of foreign currency translation adjustment), were impaired.  Consequently, we wrote these assets down to their estimated fair value of $2,954, resulting in an impairment charge of $12,326.  This fair value was based on the remaining service potential of the facility through its expected closure in the second quarter of fiscal 2006, plus the estimated salvage value, as we did not believe the facility could be economically utilized for its intended purpose by us or a third party.  The fair value analysis used a discount rate incorporating time value of money, expectations about timing and amount of future cash flows, and an appropriate risk premium.

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

 In September 2006, the remaining assets were sold for $520 and we recognized a net gain of $355 ($244 net of tax and $0.01 per share net of tax) during fiscal 2007.  The gain is presented under the “Gain on sale of assets held for sale” caption in the statement of operations.

The carrying value of the equipment was classified as current assets held for sale and is presented under the “Prepaid expenses and other” caption in the balance sheet as of June 30, 2006.

Cork, Ireland Facility

During fiscal 2004, we initiated the discontinuation of production of nonwoven materials at our Cork, Ireland facility.  Subsequent to the closure of this facility, we completed the sale of our related building and equipment.  As a result of the sale and disposition of the building and equipment for net proceeds of $13,134 (net of $1,897 of decommissioning and selling costs), we recognized a net gain of $7,203 ($4,682 net of tax and $0.12 per share net of tax) during fiscal 2005. The gain is presented under the “Gain on sale of assets held for sale” caption in the statement of operations.

NOTE 4: RESTRUCTURING COSTS

During fiscal 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead.  We anticipate the total cost of this program will be approximately $1,344 and will be completed during the first quarter of the 2008 fiscal year.  As a result of this restructuring, 21 positions will be eliminated which will provide annual savings over $2,000.

During fiscal 2005, we entered into a restructuring program.  As part of this program, we discontinued production of cotton-based specialty fibers at our Glueckstadt, Germany facility during December 2005.  The closure of the Glueckstadt facility resulted in the termination of 103 employees, and restructuring expenses related to the closure of $3,516 and $2,951 in fiscal years 2006 and 2005, respectively.

We discontinued production at our Cork, Ireland nonwovens facility in July 2004.  The closure of the Cork facility resulted in the termination of 89 employees and resulted in total restructuring expenses of $3,046, of which $1,239 were recorded in fiscal year 2005.

During fiscal 2003, we initiated the first phase of a restructuring program designed to deliver cost reductions through reduced expenses across our company.  The main component of this phase was the partial closure of our Lumberton, North Carolina facility resulting in the consolidation of our U.S. cotton linter pulp production at our Memphis, Tennessee facility and included the elimination of approximately 100 positions within the specialty fibers segment.  During the first quarter of fiscal 2004, we entered into a second phase of this restructuring program.  As a result of this restructuring, 78 positions were eliminated.  These positions included manufacturing, sales, product development and administrative functions throughout the organization.  The total cost of the two phases of this program was $6,174, of which $10 and $389 were expensed in fiscal years 2006 and 2005, respectively.

Restructuring expenses are included in “Restructuring costs” in our consolidated statements of income. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in “Accrued expenses” in the consolidated balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the year ended June 30, 2007.

		Year Ended June 30, 2007
	Accrual Balance as of June 30, 2006	Additional Charges		Payments	Accrual Balance as of June 30, 2007	Program Charges to Date
2005 Restructuring Program
Specialty fibers
Severance and employee benefits	$9	$-		$(9)	$-	$5,096
Other miscellaneous expenses	11	(13)		2	-	1,484
Total 2005 Program	20	(13)		(7)	-	6,580

2007 Restructuring Program
Severance and employee benefits
Specialty fibers	-	765		(765)	-	765
Corporate	-	364		(165)	199	364
Other miscellaneous expenses
Specialty fibers	-	133		(5)	128	133
Total 2007 Program	-	1,262		(935)	327	1,262
Total All Programs	$20	$1,249	$	(942)	$327	$7,842

NOTE 5: INVENTORIES

Components of inventories
	June 30
	2007	2006

Raw materials	$25,816	$30,028
Finished goods	39,335	45,759
Storeroom and other supplies	21,626	22,780
	$86,777	$98,567

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2007	2006

Land and land improvements	$16,745	$16,209
Buildings	136,568	131,521
Machinery and equipment	832,854	794,522
Construction in progress	30,132	15,425
	1,016,299	957,677
Accumulated depreciation	(478,644)	(425,779)
	$537,655	$531,898

NOTE 7: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2007	2006

Income taxes	$7,172	$4,357
Interest	8,585	11,323
Retirement plans	6,351	6,258
Salaries and incentive pay	8,080	4,430
Customer incentive programs	3,760	4,895
Vacation pay	4,723	5,033
Other	10,861	10,780
	$49,532	$47,076

NOTE 8: DEBT

Components of long-term debt
	June 30
	2007	2006
Senior Notes due:
2013	$200,000	$$200,000
Senior Subordinated Notes due:
2008	59,948	64,902
2010	151,568	152,059
Credit Facilities	33,622	98,747
Other	-	5,000
	445,138	520,708
Less current portion	-	1,294
	$445,138	$519,414

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

During fiscal year 2007, we redeemed $5,000 of the 2008 notes.  We redeemed $35,000 of the 2008 notes through fiscal year 2006.  As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds.  During fiscal years 2007, 2006 and 2005, we recorded non-cash expenses of $26, $151 and $242, respectively related to the early extinguishment of this debt.

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

Interest Rate Swap

In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003. By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. At June 30, 2007 and 2006 the unamortized portion of the termination fee was recorded as an increase in debt of $1,881 and $2,452, respectively. During the years ended June 30, 2007, 2006 and 2005, the swap reduced our interest expense by $571, $572 and $571, respectively and will continue to reduce interest expense through the original termination date.

Revolving Credit Facility

On July 25, 2007, we established a new $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amends and restates the Company's existing credit facility.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We plan to use the proceeds from this facility to redeem the remaining $60,000 of our 2008 notes, to redeem $20,000 of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

We had $33,622 outstanding on the term loan portion of our old credit facility at an average variable interest rate of 7.32% as of June 30, 2007.

The new credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During fiscal year 2007, we were in compliance with the financial covenants under the old credit facility.

The new credit facility (taking into account the $33,622 outstanding on the old term loan) increased borrowing capacity to $161,383.  The new credit facility also contains a $50,000 increase option.  The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the new revolving credit facility.  The commitment fee, on the unused portion of the new revolving credit facility, ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the new facility were approximately $1,300 and will be amortized to interest expense using the effective interest method over the life of the facility.

Aggregate maturities of long-term debt for the next five fiscal years and beyond are as follows: 2008-$0, 2009-$60,000, 2010-$0, 2011-$150,000, 2012-$0 and thereafter $233,622.  Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2007, the amount available for the payment of dividends and/or the acquisition of treasury stock was limited. Under our most restrictive debt agreements the amount available for the payment of dividends and/or the acquisition of treasury stock will depend on our financial results and ability to comply with certain conditions.

Other

    During fiscal year 2007, we reduced the amount recorded for Stac-Pac™ patents by $5,000 when we cancelled a contingent note to Stac-Pac™ Technologies Inc. that was issued in conjunction with the acquisition in 2000.  As a result of this cancellation, we reversed $1,867 of accrued interest related to this note.

    Total cash interest payments for the years ended June 30, 2007, 2006 and 2005 was $41,043, $44,303 and $44,358, respectively.

    We had no off-balance sheet financing except for operating leases as disclosed in Note 9.

NOTE 9: LEASES

Capital Leases

We entered into capital lease agreements for certain airlaid nonwovens plant equipment.  As of June 30, 2007, the total cost of the assets covered by these agreements was $2,566 and the accumulated depreciation on these assets was $419. At June 30, 2007, our future minimum lease payments, including interest totaling $62, for these assets were as follows:  2008—$449 and 2009—$369. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Operating Leases

We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $2,684, $2,940 and $3,371 during the years ended June 30, 2007, 2006 and 2005, respectively. The commitments under the operating leases at June 30, 2007 were as follows: 2008—$933; 2009—$337; 2010—$119; 2011—$41 and thereafter—$0.

NOTE 10: COMMON STOCKHOLDERS’ EQUITY

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

We use the Black-Scholes option-pricing model to calculate the fair value of options for determining our option related compensation expense which is recognized on a pro-rated straight-line basis over the required service period of the award in the "selling, research and administrative expenses" caption of the consolidated statements of income.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and forfeiture rate.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  Due to the expiration of the plans, no options were granted in fiscal year 2007.  The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2006	2005
Expected lives	6.3 years	5.9 years
Expected volatility	55%	49%
Risk-free interest rate	4.4%	3.7%
Forfeiture rate	11%	-

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

The following table summarizes information about our stock option plans for the years ended June 30:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,240,400	$13.34	4,765,150	$13.57	5,046,750	$13.35
Granted at market	-	-	358,000	7.64	100,000	10.57
Exercised	(938,950)	10.61	(73,500)	7.47	(270,800)	8.22
Forfeited	(29,600)	7.62	(4,000)	7.62	(67,600)	11.98
Expired	(266,000)	15.50	(805,250)	12.75	(43,200)	16.93
Outstanding at end of year	3,005,850	$14.06	4,240,400	$13.34	4,765,150	$13.57
Exercisable at end of year	2,807,050	$14.52	3,854,800	$13.91	4,716,350	$13.64

            The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $3,203, $108 and $955, respectively.  The fair value of options vested during fiscal years 2007, 2006 and 2005 was $1,205, $1 and $6, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $4.37 and $5.32 per option in 2006 and 2005, respectively.  No options were granted during fiscal year 2007.  As of June 30, 2007, the total future compensation cost related to non-vested stock option grants was $712 over a weighted average period of 3.0 years.  The aggregate intrinsic value of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2007 was $2,676.

Since our stock option plans expired during fiscal 2006, there were no options available for grant at June 30, 2007 or June 30, 2006.  There were 319,200 shares reserved for grants of options at June 30, 2005. The following summary provides information about stock options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
Exercise Price	Options	Average Exercise Price	Average Remaining Life (Years)	Options	Average Exercise Price
$ 6.50-$12.00	1,257,850	$10.00	5.9	1,059,050	$10.45
$12.01-$18.00	1,696,792	16.80	1.0	1,696,792	16.80
$18.01-$24.00	51,208	23.04	2.5	51,208	23.04
Total	3,005,850	$14.06	3.1	2,807,050	$14.52

Stock options and restricted stock awards that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 1,649,000, 4,411,466 and 4,245,071 for the years ended June 30, 2007, 2006 and 2005, respectively.

Restricted Stock Plan

The following table summarizes information about our restricted stock plan for the years ended June 30:

	2007		2006		2005
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	291,610	$8.23	51,440	$12.49	42,998	$12.64
Granted at market	5,398	11.95	240,170	7.31	8,898	11.79
Vested	(34,216)	(12.61)	-	-	(282)	(10.94)
Forfeited	-	-	-	-	(174)	(11.79)
Nonvested at end of year	262,792	$7.73	291,610	$8.23	51,440	$12.49

In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 treasury shares to fund this plan.  At June 30, 2007, 343,924 restricted shares had been awarded since inception of the plan.  The weighted-average fair value of restricted stock awards is the closing price of the common stock on the New York Stock Exchange on the date of the grant.  Although the restricted stock may be voted by the recipient, the restricted stock may not be sold, pledged or otherwise transferred before the recipient’s death or the recipient’s retirement from Buckeye.  Therefore, the vesting period is from the date of grant to the date each employee reaches age 62 (the retirement age defined in the plan).  Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.  As of June 30, 2007, the total future compensation cost related to non-vested restricted stock awards was $1,265 over a weighted average period of 9.4 years.

Treasury Shares

 The Board of Directors has authorized the repurchase of 6,000,000 shares of common stock. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We have not repurchased any shares of our common stock since fiscal year 2001.   A total of 5,009,300 shares have been repurchased through June 30, 2007.

NOTE 11: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2007	2006	2005

Domestic	$42,421	$2,505	$18,881
Foreign	1,417	(1,821)	833

Income before income taxes	$43,838	$684	$19,714

Income tax expense (benefit):

	Year Ended June 30
	2007	2006	2005
Current tax expense:
Federal	$827	$435	$503
Foreign	5,915	4,458	185
State and other	52	(120)	41
Current tax expense	6,794	4,773	729

Deferred tax expense (benefit):
Federal	11,402	(2,133)	7,204
Foreign	(2,057)	(2,048)	(2,724)
State and other	(2,394)	(1,381)	515
Deferred tax expense	6,951	(5,562)	4,995

Noncurrent	(25)	(507)	(6,214)

Income tax expense (benefit)	$13,720	$(1,296)	$(490)

Noncurrent tax relates primarily to matters not resolved with various taxing authorities.

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2007		2006		2005

Expected tax expense	$15,343	35.0%	$239	35.0%	$6,900	35.0%
Extraterritorial income exclusion	(425)	(1.0)	(1,542)	(225.4)	(1,034)	(5.2)
Effect of foreign operations	(111)	(0.3)	(681)	(99.6)	(1,851)	(12.9)
Change in tax reserves	(25)	(0.1)	362	52.9	(6,214)	(31.5)
Change in valuation allowances	114	0.3	3,842	561.7	1,145	9.3
Adjustment of prior year provision	(1,535)	(3.5)	(1,711)	(250.1)	-	-
State taxes and other, net	359	0.9	(1,805)	(263.9)	564	2.8
Income tax expense (benefit)	$13,720	31.3%	$(1,296)	(189.4)%	$(490)	(2.5)%

    During fiscal year 2007, we increased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $2,482. This was almost entirely offset by a reduction of valuation allowances in the amount of $2,481 related to certain state net operating losses and tax credits due to tax planning efforts by the company.  The increase in our valuation allowance in fiscal year 2006 was primarily due to the allowance for losses of the Americana, Brazil operation.

    Effective for transactions occurring after September 30, 2000 the Internal Revenue Service enacted the Extraterritorial Income Exclusion.  The income exclusion provides for a reduction of gross income by a percentage of qualifying foreign trade income. In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. In order to comply with international trade rules, the Act repealed the current tax treatment for extraterritorial income. Effective for transactions entered into after December 31, 2004, the extraterritorial income exclusion is subject to a phase-out which was completed on December 31, 2006.  For transactions during calendar years 2005 and 2006, the income exclusion was 80% and 60% of the exclusion otherwise allowed, respectively. Our extraterritorial income exclusion benefit was reduced in fiscal 2007 due to this phase-out and was phased-out completely during the second half of fiscal 2007. The Act provides a tax deduction for domestic manufacturers.  The deduction will be phased in during fiscal years 2006 through 2010.  Due to the company’s U.S. net operating loss position, this deduction had no impact to fiscal year 2007 other than a slight reduction to alternative minimum taxes.

Effective June 22, 2006, many of the tax measures introduced in the 2006 Canadian Federal budget were passed into law.  Included in the budget was a reduction in the general corporate tax rate to 20.5% for 2008, 20% for 2009, and 19% for 2010 and later years.  As a result, the company remeasured its Canadian deferred tax balances based on the reversal pattern of our temporary differences, resulting in a $791 net tax benefit in fiscal 2006.

During the fourth quarter of fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002.  With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$(85,838)	$(88,606)
Inventory	(2,290)	(884)
Other	(16,874)	(17,108)
Total deferred tax liabilities	(105,002)	(106,598)

Deferred tax assets:
Postretirement benefits	8,899	7,034
Inventory costs	13	141
Net operating losses	53,733	63,373
Nondeductible reserves	2,204	1,960
Credit carryforwards	11,979	9,810
Other	2,763	2,835
Total deferred tax assets	79,591	85,153
Valuation allowances	(11,720)	(10,065)
Deferred tax assets, net of valuation allowances	67,871	75,088
Net deferred tax liability	$(37,131)	$(31,510)

The valuation allowances at June 30, 2007 and 2006 relate specifically to net operating losses in certain state and foreign jurisdictions. Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2007 will be fully utilized after consideration of the valuation allowance recorded.

Taxes paid in fiscal 2007 were $2,162.  Taxes paid net of refunds received resulted in no cash taxes paid for fiscal 2006 and we paid $3,075 in cash taxes during the year ended June 30, 2005.

At June 30, 2007, foreign net operating loss carryforwards total approximately $51,710, which have no expiration date, federal and state net operating loss carryforwards total approximately $85,302 and $156,608, respectively, and expire between 2018 and 2027. Additionally, at June 30, 2007, we have a minimum tax carryforward of $8,092 which has an indefinite life and general business credits which will expire between 2021 and 2027.

NOTE 12: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees.  We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation. During fiscal 2005 we implemented an additional retirement plan for U.S. employees. We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for the years ended June 30, 2007, 2006 and 2005 was $7,388, $7,153 and $6,743, respectively.

Postretirement Healthcare Plans

We also provide medical, dental, and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans. Our current policy is to fund the cost of these benefits as payments to participants are required. We have established cost maximums to more effectively control future medical costs. Effective July 1, 2002, we amended our postretirement medical plan to, among other things, reduce the level of cost maximums per eligible employee. Effective January 1, 2006, Medicare eligible retirees age 65 or older will not continue coverage under the self-funded plan. Instead they are provided a subsidy towards the purchase of supplemental insurance. This amendment reduced the accumulated postretirement benefit obligation by $4,089.  The benefit obligation reduction is being amortized over 7.75 years.

Effective for fiscal year 2007, we adopted the disclosure provisions of SFAS No. 158.  SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized in our consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 106, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 106.  These amounts will be subsequently recognized as net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.  SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  However, the measurement date provision is not required to be adopted until fiscal year 2009.

The adoption of the disclosure provisions of SFAS No. 158 resulted in an increase in accrued postretirement benefits of $4,817, an increase in deferred tax assets of $1,782 and a decrease in accumulated other comprehensive income of $3,035.  The adoption of SFAS No. 158 had no effect on our consolidated statement of income for the year ended June 30, 2007 or for any prior period presented, and it will not affect our operating results in future periods.

            The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2007	2006	2005

Service cost for benefits earned	$598	$629	$703
Interest cost on benefit obligation	1,408	1,258	1,432
Amortization of prior service cost	(1,002)	(1,055)	(1,125)
Amortization of actuarial loss	567	597	389
Total cost	$1,571	$1,429	$1,399

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2007, and a statement of the plans’ funded status as of June 30, 2007 and 2006:

	June 30
	2007	2006
Change in benefit obligation:
Obligation at beginning of year	$22,459	$22,567
Service cost	598	629
Interest cost	1,408	1,258
Participant contributions	565	328
Actuarial loss (gain)	1,289	(703)
Benefits paid	(1,755)	(1,620)
Obligation at end of year	24,564	22,459
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	1,190	1,292
Plan participant contributions	565	328
Benefits paid	(1,755)	(1,620)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(24,564)	(22,459)
Unrecognized prior service credit	-	(5,550)
Unrecognized loss	-	8,642
Other	(1,687)	(1,536)
Accrued post retirement benefit obligation	(26,251)	(20,903)
Less current portion included in accrued expenses	1,742	1,536
Noncurrent obligation recognized in the consolidated balance sheet	$(24,509)	$(19,367)

As a result of the adoption of SFAS No. 158 on June 30, 2007, the accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2007 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income at June 30, 2007, as follows:

Prior service credit	$4,548
Accumulated actuarial loss	(9,365)
Decrease in accumulated other comprehensive income due to SFAS No. 158	(4,817)
Tax effect	1,782
Decrease in accumulated other comprehensive income due to SFAS No. 158, net of tax	$(3,035)

The prior service credit and accumulated actuarial loss included in other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2008 is $(1,002), ($(628) net of tax) and $583 ($366 net of tax), respectively.

Expected annual benefit payments net of retiree contributions are as follows: 2008 - $1,742; 2009 - $1,783; 2010 - $1,782; 2011 - $1,805, 2012 - $1,802 and 2013 to 2017 - $9,853.

The weighted average assumptions used to determine benefit obligations were as follows:

	2007	2006
Discount rate	5.90%	6.25%
Measurement date	April 30, 2007	April 30, 2006

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2007	2006	2005
Discount rate	6.25%	5.75%	6.50%
Measurement date	April 30, 2006	April 30, 2005	April 30, 2004

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans is 9.0% and 10.0% for 2007 and 2006, respectively.  The rate is assumed to decline gradually to 5.0% in 2011 and remain level thereafter.  The effect of the health care cost trend rate diminishes as the net employer cost approaches the net employer cost cap, hence; for the fiscal years ending June 30, 2007 and 2006, the health care cost trend rate assumption does not have a significant effect on the amounts reported.

We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate. Due to the long-term nature of these indexes, they have a similar maturity to expected benefit payments.

The Medicare Modernization Act provided prescription drug benefits to Medicare eligible participants effective January 1, 2006. Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, there is no impact on our plan as a result of the Medicare Modernization Act.

NOTE 13: SIGNIFICANT CUSTOMER

Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2007, 2006 and 2005 were 12%, 13% and 14%, respectively, of total net sales. Nonwoven materials accounted for 62%, 60% and 56% of these sales in fiscal years 2007, 2006 and 2005, respectively.  The remainder of these sales were derived from the specialty fiber segment.

NOTE 14: SEGMENT INFORMATION

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$543,831	$258,843	$(33,353)	$769,321
	2006	515,855	240,873	(28,243)	728,485
	2005	513,588	226,492	(27,298)	712,782
Operating income (loss)	2007	63,671	21,233	(3,693)	81,211
	2006	35,842	15,919	(7,341)	44,420
	2005	64,148	12,963	(19,510)	57,601
Depreciation and amortization	2007	31,770	16,047	3,775	51,592
of intangibles	2006	29,945	15,835	3,398	49,178
	2005	28,159	16,904	3,388	48,451
Total assets	2007	479,121	270,168	202,533	951,822
	2006	472,559	276,589	199,065	948,213
	2005	467,736	285,338	196,663	949,737
Capital expenditures	2007	36,614	4,316	4,270	45,200
	2006	42,410	1,939	1,242	45,591
	2005	39,356	3,690	2,283	45,329

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets and charges related to restructuring.  Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.  Certain partially impaired assets are included in the total assets for the reporting segments, but the associated asset impairment charges are included in the corporate category.  These asset impairment charges and the segments they relate to are discussed further in Note 3.  Corporate assets primarily include cash, goodwill and intellectual property.

Our identifiable product lines are chemical cellulose, customized fibers, fluff pulp and nonwoven materials.  Chemical cellulose is used to impart purity, strength and viscosity in the manufacture of diverse products such as food casings, cigarette filters, rayon filament, acetate fibers, thickeners for consumer products, cosmetics and pharmaceuticals.  Customized fibers are used to provide porosity, color permanence, strength and tear resistance in filters, premium letterhead, currency paper and personal stationery as well as absorbency and softness in cotton balls and cotton swabs.  Fluff pulp and nonwoven materials are used to increase absorbency and fluid transport in products such as disposable diapers, feminine hygiene products and adult incontinence products. Additionally, nonwoven materials are used to enhance fluid management and strength in wipes, tabletop items, food pads, household wipes and mops.  The following provides relative net sales to unaffiliated customers by product line:

	Year Ended June 30
	2007	2006	2005
Chemical cellulose	33%	32%	32%
Customized fibers	16%	17%	18%
Fluff pulp	18%	18%	18%
Nonwoven materials	33%	33%	32%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil.  The following provides a summary of net sales to unaffiliated customers, based on point of origin, long-lived assets by geographic areas and net sales by point of destination:

	Year Ended June 30
Net sales by point of origin:	2007		2006		2005
United States	$578,047	75%	$539,233	74%	$503,367	71%
Germany	104,031	14	120,970	17	133,088	19
Other	87,243	11	68,282	9	76,327	10
Total	$769,321	100%	$728,485	100%	$712,782	100%

	Year Ended June 30
Net sales by point of destination:	2007		2006		2005
North America	$332,825	43%	$302,527	42%	$299,192	42%
Europe	288,754	38	274,157	38	271,806	38
Asia	71,967	9	76,851	10	70,390	10
South America	28,072	4	25,865	4	29,091	4
Other	47,703	6	49,085	6	42,303	6
Total	$769,321	100%	$728,485	100%	$712,782	100%

	As of June 30
	2007	2006	2005
Long-lived assets by geographical area:
United States	$458,421	$464,637	$482,113
Canada	137,911	134,102	125,099
Germany	53,596	54,658	59,294
Brazil	73,970	66,195	36,633
Other	40	89	94
Total long-lived assets	$723,938	$719,681	$703,233

NOTE 15: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $8,316, $9,182 and $8,785 were charged to expense as incurred for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 16: COMMITMENTS

We have significant purchase contracts for both timber and energy under separate agreements expiring at various dates through fiscal year 2014.  Under two separate timber contracts we are required to purchase certain timber from specified tracts of land that is available for harvest.  The energy contract is for our Americana, Brazil operation and requires us to purchase a minimum amount of contracted energy each year.  The contract prices under the terms of the timber agreements are fixed annually based on market prices and the contract prices under the energy contract are adjusted annually based on inflation indices.  At June 30, 2007, total estimated annual purchase obligations for those agreements noted above were as follows:  2008—$13,700; 2009—$14,700; 2010—$15,200; 2011—$8,800; 2012—$2,300; thereafter—$3,400.  Purchases under these agreements for the years ended June 30, 2007, 2006 and 2005 were $11,988; $12,978 and $13,672, respectively.

NOTE 17: CONTINGENCIES

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

The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point.  The studies’ focus was to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and the anticipated EPA “cluster rules” applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant.  While these studies were being conducted, implementation of the non in-plant process changes required by the Fenholloway Agreement was deferred.  The studies have been completed, and the EPA provided comments to FDEP on the steps that would be required to overcome the EPA’s objections to the draft NPDES permit.  In August 2005 FDEP redrafted the Buckeye NPDES permit to address the EPA’s comments, and has completed the required public review and comment process.  The formal Notice of Intent to Issue Permit was issued in November 2005, without EPA objection.  The proposed permit was subsequently challenged by some members of the public and an administrative hearing to address the issues was subsequently scheduled for April 2007.   The April 2007 administrative hearing was continued and has yet to be rescheduled.  In the interim, Buckeye has been working with the agencies to correct some technical errors in the proposed permit.  The proposed permit recognizes that the in-plant process changes already completed and the additional process changes planned as part of the draft NPDES permit will satisfy the EPA’s cluster rule requirements applicable to dissolving kraft pulp mills.  Based on the requirements of the proposed permit, we expect to incur capital expenditures of approximately $10,000 over the next four years (beginning fiscal year 2008) on in-plant process changes, and additional capital expenditures of approximately $50,000 over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued and whether the upcoming hearing results in changes to the proposed permit.  A proposed permit condition requiring certain studies could result in additional treatment costs beyond these expected under the draft permit.

The EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all applicable water quality standards) under the Clean Water Act for certain pollutants.  The permitting proceedings discussed above are expected to address these water-quality issues.

The Foley Plant is also subject to FDEP and EPA air emission standards.  The EPA had recently adopted new boiler air emission regulations that are applicable to the Foley Plant and plans had been developed to comply with these regulations.  However, these regulations have now been vacated and the impact of the anticipated revision of these regulations is not yet known.

We are involved in certain legal actions and claims arising in the ordinary course of business.  It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial statements as a whole.

NOTE 18: FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facilities approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt and capital leases at June 30, 2007 were $445,893 and $450,833, respectively and at June 30, 2006 were $522,090 and $497,256, respectively.

NOTE 19: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2007

Net sales	$191,406	$184,730	$193,009	$200,176
Gross margin	29,335	29,019	32,939	40,523
Operating income	17,487	17,338	19,558	26,828
Net income	3,807	3,820	6,573	15,918
Earnings per share
Basic	$0.10	$0.10	$0.17	$0.42
Diluted	$0.10	$0.10	$0.17	$0.41

Year ended June 30, 2006

Net sales	$165,456	$188,254	$181,407	$193,368
Gross margin	24,193	25,708	24,344	25,553
Operating income	10,305	12,736	9,763	11,616
Net income (loss)	(289)	1,854	(795)	1,210
Earnings (loss) per share
Basic	$(0.01)	$0.05	$(0.02)	$0.03
Diluted	$(0.01)	$0.05	$(0.02)	$0.03

(1)    During the fourth quarter of fiscal 2007, we incurred a pretax benefit of $2,000 ($1,274 after tax) from a water partnership payment, $1,867 ($1,171 after tax) from reversal of acrued interest related to cancellation of a contingent note, and a $2,481 tax benefit from adjustments related to state valuation allowances and credits.

NOTE 20:  SUBSEQUENT EVENTS

We announced on August 17, 2007 our intention to call for redemption prior to their maturity $60,000 in aggregate principal amount of our outstanding 9 ¼% Senior Subordinated Notes due 2008 (the “2008 Notes”) and will redeem on September 17, 2007, in accordance with their terms.  Upon completion of this redemption, none of the 2008 Notes will remain outstanding.  A formal notice of redemption has been sent separately to the affected holders of the 2008 Notes, in accordance with the terms of the indenture for the 2008 Notes.  We plan to finance this redemption using our new revolving credit facility.

We announced on August 28, 2007 our intention to call for redemption prior to their maturity $20,000 in aggregate principal amount of our outstanding 8% Senior Subordinated Notes due 2010 (the “2010 Notes”) and will redeem on September 24, 2007, in accordance with their terms.  Upon completion of this redemption, $130,000 of the 2010 Notes will remain outstanding.  A formal notice of redemption has been sent separately to the affected holders of the 2010 Notes, in accordance with the terms of the indenture for the 2010 Notes.  We plan to finance this redemption using our new revolving credit facility.

 NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$118,258	$496,269	$191,635	$(36,841)	$769,321
Cost of goods sold	98,736	402,463	172,656	(36,350)	637,505
Gross margin	19,522	93,806	18,979	(491)	131,816

Selling, research and administrative expenses, and other	8,574	29,381	11,401	-	49,356
Restructuring and impairment costs	501	51	697	-	1,249

Operating income (loss)	10,447	64,374	6,881	(491)	81,211

Other income (expense):
Net interest expense and amortization of debt	(38,919)	(131)	252	-	(38,798)
Other income/(expense), including equity income in affiliates	39,700	1,998	288	(40,561)	1,425
Intercompany interest income/(expense)	28,345	(22,346)	(5,999)	-	-

Income/(loss) before income taxes	39,573	43,895	1,422	(41,052)	43,838

Income tax expense/(benefit)	9,455	14,161	3,857	(13,753)	13,720

Net income (loss)	$30,118	$29,734	$(2,435)	$(27,299)	$30,118

STATEMENTS OF OPERATIONS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$109,164	$461,613	$190,984	$(33,276)	$728,485
Cost of goods sold	94,527	395,369	172,403	(33,612)	628,687
Gross margin	14,637	66,244	18,581	336	99,798

Selling, research and administrative expenses, and other	12,977	29,021	7,764	-	49,762
Restructuring and impairment costs	1	498	5,117	-	5,616

Operating income	1,659	36,725	5,700	336	44,420

Other income (expense):
Net interest expense and amortization of debt	(45,187)	311	1,643	-	(43,233)
Other income/(expense), including equity income in affiliates	17,596	69	(632)	(17,536)	(503)
Intercompany interest income/(expense)	28,340	(19,809)	(8,531)	-	-

Income/(loss) before income taxes	2,408	17,296	(1,820)	(17,200)	684

Income tax expense/(benefit)	428	1,889	2,407	(6,020)	(1,296)

Net income (loss)	$1,980	$15,407	$(4,227)	$(11,180)	$1,980

STATEMENTS OF OPERATIONS
Year ending June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$105,112	$426,330	$210,634	$(29,294)	$712,782
Cost of goods sold	86,203	350,516	185,078	(29,071)	592,726
Gross margin	18,909	75,814	25,556	(223)	120,056

Selling, research and administrative expenses, and other	12,219	24,629	8,702	-	45,550
Restructuring and impairment costs	-	166	16,739	-	16,905

Operating income (loss)	6,690	51,019	115	(223)	57,601

Other income (expense):
Net interest expense and amortization of debt	(44,997)	118	680	-	(44,199)
Other income/(expense), including equity income in affiliates	29,751	20	6,948	(30,407)	6,312
Intercompany interest income/(expense)	29,727	(22,817)	(6,910)	-	-

Income/(loss) before income taxes	21,171	28,340	833	(30,630)	19,714

Income tax expense (benefit)	967	10,514	(332)	(11,639)	(490)

Net income (loss)	$20,204	$17,826	$1,165	$(18,991)	$20,204

BALANCE SHEETS
As of June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,329	$447	$8,014	$-	$14,790
Accounts receivable, net	15,147	71,753	29,965	-	116,865
Inventories	18,468	48,739	20,501	(931)	86,777
Other current assets	2,724	5,690	1,038	-	9,452
Intercompany accounts receivable	-	96,305	-	(96,305)	-
Total current assets	42,668	222,934	59,518	(97,236)	227,884

Property, plant and equipment, net	58,941	328,480	150,234	-	537,655
Goodwill and intangibles, net	15,805	49,786	108,361	-	173,952
Intercompany notes receivable	304,310	-	-	(304,310)	-
Other assets, including investment in subsidiaries	451,638	327,254	99,443	(866,004)	12,331
Total assets	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,799	$25,473	$7,758	$-	$41,030
Other current liabilities	18,843	17,684	13,409	(5)	49,931
Intercompany accounts payable	84,733	-	11,571	(96,304)	-
Total current liabilities	111,375	43,157	32,738	(96,309)	90,961

Long-term debt	445,138	-	-	-	445,138
Deferred income taxes	(38,450)	61,034	19,177	-	41,761
Other long-term liabilities	8,145	16,976	1,687	-	26,808
Intercompany notes payable	-	193,789	110,520	(304,309)	-
Stockholders’/invested equity	347,154	613,498	253,434	(866,932)	347,154
Total liabilities and stockholders’ equity	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

BALANCE SHEETS
As of June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,535	$162	$7,037	$-	$8,734
Accounts receivable, net	17,395	66,207	29,156	-	112,758
Inventories	24,680	53,756	20,573	(442)	98,567
Other current assets	2,422	4,845	1,206	-	8,473
Intercompany accounts receivable	-	57,105	-	(57,105)	-
Total current assets	46,032	182,075	57,972	(57,547)	228,532

Property, plant and equipment, net	55,440	329,020	147,438	-	531,898
Goodwill and intangibles, net	20,913	51,730	101,636	-	174,279
Intercompany notes receivable	342,478	-	-	(342,478)	-
Other assets, including investment in subsidiaries	380,153	337,654	93,066	(797,369)	13,504
Total assets	$845,016	$900,479	$400,112	$(1,197,394)	$948,213

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,857	$21,077	$7,039	$-	$32,973
Other current liabilities	20,416	17,390	13,890	1	48,997
Intercompany accounts payable	52,297	-	4,808	(57,105)	-
Total current liabilities	77,570	38,467	23,037	(57,104)	81,970

Long-term debt	519,414	-	-	-	519,414
Deferred income taxes	(48,099)	64,030	19,755	-	35,686
Other long-term liabilities	6,414	13,476	1,536	-	21,426
Intercompany notes payable	-	201,993	140,485	(342,478)	-
Stockholders’/invested equity	289,717	582,513	215,299	(797,812)	289,717
Total liabilities and stockholders’ equity	$845,016	$900,479	$400,112	$(1,197,394)	$948,213

STATEMENTS OF CASH FLOWS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$74,098	$33,395	$3,892	$111,385

Investing activities:
Purchases of property, plant and equipment	(9,037)	(31,945)	(4,218)	(45,200)
Other	-	(538)	520	(18)
Net cash used in investing activities	(9,037)	(32,483)	(3,698)	(45,218)

Financing activities
Net payments under revolving line of credit	(3,000)	-	-	(3,000)
Net payments on long-term debt and other	(57,268)	(627)	-	(57,895)
Net cash used in financing activities	(60,268)	(627)	-	(60,895)

Effect of foreign currency rate fluctuations on cash	-	-	784	784

Increase in cash and cash equivalents	4,793	285	978	6,056
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$6,328	$447	$8,015	$14,790

STATEMENTS OF CASH FLOWS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$29,990	$29,445	$(714)	$58,721

Investing activities:
Purchases of property, plant and equipment	(4,899)	(18,627)	(22,065)	(45,591)
Other	-	505	191	696
Net cash used in investing activities	(4,899)	(18,122)	(21,874)	(44,895)

Financing activities
Net borrowings under revolving line of credit	350	-	-	350
Net borrowings (payments) on long-term debt and other	(24,762)	(11,312)	19,810	(16,264)
Net cash used in financing activities	(24,412)	(11,312)	19,810	(15,914)

Effect of foreign currency rate fluctuations on cash	-	-	896	896

Increase (decrease) in cash and cash equivalents	679	11	(1,882)	(1,192)
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,539	$162	$7,033	$8,734

STATEMENTS OF CASH FLOWS
Year ending June 30, 2005

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$20,746	$50,824	$7,051	$78,621

Investing activities:
Purchases of property, plant and equipment	(6,354)	(25,330)	(13,645)	(45,329)
Other	-	(550)	13,631	13,081
Net cash used in investing activities	(6,354)	(25,880)	(14)	(32,248)

Financing activities
Net borrowings under revolving line of credit	400	-	-	400
Net payments on long-term debt and other	(28,678)	(24,896)	(11,721)	(65,295)
Net cash used in financing activities	(28,278)	(24,896)	(11,721)	(64,895)

Effect of foreign currency rate fluctuations on cash	-	-	1,213	1,213

Increase (decrease) in cash and cash equivalents	(13,886)	48	(3,471)	(17,309)
Cash and cash equivalents at beginning of period	14,746	103	12,386	27,235
Cash and cash equivalents at end of period	$860	$151	$8,915	$9,926

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2007	$1,904	$277	$(782)(a	)	$1,399

Year ended June 30, 2006	$5,602	$123	$(3,821)(a	)	$1,904

Year ended June 30, 2005	$4,240	$1,372	$(10)(a	)	$5,602

Accrual for restructuring
Year ended June 30, 2007	$20	$1,249	$(942)(b	)	$327

Year ended June 30, 2006	$2,471	$3,550	$(6,001)(b	)	$20

Year ended June 30, 2005	$2,134	$4,579	$(4,242)(b	)	$2,471

Deferred tax assets valuation allowance
Year ended June 30, 2007	$10,065	$114	$1,541(c	)	$11,720

Year ended June 30, 2006	$5,813	$3,842	$410(c	)	$10,065

Year ended June 30, 2005	$4,125	$1,145	$543(c	)	$5,813

(a)           Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b)	Severance payments, lease cancellations, relocation expenses, and miscellaneous other expenses.
(c)	Impact of change in exchange rate between Brazilian reals and US dollars.