Form 10-K/A
period 2007-06-30
BUCKEYE TECHNOLOGIES INC
filed 2007-09-26
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
[Amendment No. 1]

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

As of September 1, 2007, there were outstanding 39,046,082 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2007 Annual Proxy Statement filed with the Securities and Exchange Commission on September 20, 2007 in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

Explanation of Form 10-K/A

The purpose of this amendment on Form 10-K/A is to amend "PART III – Item 10 – Directors and Executive Officers of the Registrant."  The only amendment made to this item is in the final sentence under "—Corporate Governance and Compliance with Section 16(a) of the Exchange Act."  Specifically, that sentence has been amended to clarify that we filed with the New York Stock Exchange the annual certification of our Chief Executive Officer on December 4, 2006.

Except as discussed above, we have not modified or updated the disclosure presented in the original filing. This Form 10-K/A does not reflect events that have occurred after the filing of the original annual report or modify or update disclosures presented in the original quarterly filing affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the original annual report. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

        -i -

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

1

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

2

Corporate Governance and Compliance with Section 16(a) of the Exchange Act

Information relating to corporate governance and compliance with Section 16(a) of the Exchange Act will be included in our 2007 Annual Proxy Statement and is incorporated herein by reference.  As part of this Annual Report on Form 10-K, we are filing the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  In addition, on December 4, 2006, we filed with the New York Stock Exchange the annual certification of our Chief Executive Officer stating that he is not aware of any violation by Buckeye Technologies Inc. of the New York Stock Exchange’s corporate governance listing standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		- See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007
	(2)	Financial Statement Schedules

- See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007. All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

	(3)	Listing of Exhibits. See exhibits listed under Item 15(b).

(b)       Exhibits required by Item 601 of Regulation S-K

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for quarter ended December 31, 1997 file no. 001-14030, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.2 to Form 10-Q for quarter ended March 31, 2006 file no. 001-14030, filed on April 27,2006
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.2	Indenture for 9.25% Senior Subordinated Notes due 2008, dated July 12, 1996	Exhibit 4.2 to Form S-3 file no. 333-05139 filed on June 4, 1996
4.3	Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998	Exhibit 4.3 to Form S-4 file no. 333-59267, filed on July 16, 1998
4.4	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to Form S-4 file no. 333-59267, filed on July 16, 1998
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 file no. 001-14030, filed on February 6, 2001
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
10.10
Amended and Restated Credit Agreement dated July 25, 2007 among the Registrant; Bank of America NA; Banc of America Securities LLC; Citizens Bank of Pennsylvania; Cobank, ACB; Regions Bank; and the other lenders party thereto
Exhibit 10.10 to Form 8-K file no. 001-14030, filed on July 31, 2007
12.1	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1 to Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007
21.1	Subsidiaries	Exhibit 21.1 to Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007
23.1	Consent of Ernst & Young LLP	Exhibit 23.1 to Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Exhibit 32.1 to Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007
32.2	Section 1350 Certification of Chief Financial Officer	Exhibit 32.2 to Form 10-K for year ended June 30, 2007 file no. 001-14030, filed on September 6, 2007

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	September 25, 2007

EX 31.1

CERTIFICATION PURSUANT TO

RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Crowe, certify that:

1. I have reviewed this annual report on Form 10-K of Buckeye Technologies Inc. (the “registrant”);

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated this 25th day of September, 2007

/s/ John B. Crowe
John B. Crowe Chairman of the Board and Chief Executive Officer

EX 31.2

CERTIFICATION PURSUANT TO

RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Dean, certify that:

1. I have reviewed this annual report on Form 10-K of Buckeye Technologies Inc. (the “registrant”);

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated this 25th day of September, 2007

/s/ Steven G. Dean
Steven G. Dean
Senior Vice President and Chief Financial Officer