Form 10-Q
period 2007-09-30
BUCKEYE TECHNOLOGIES INC
filed 2007-10-25
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 24, 2007, there were outstanding 39,083,682 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2007	2006
Net sales	$197,399	$191,406
Cost of goods sold	156,744	162,071
Gross margin	40,655	29,335

Selling, research and administrative expenses	11,474	11,204
Amortization of intangibles and other	561	631
Restructuring costs	96	13
Operating income	28,524	17,487

Net interest expense and amortization of debt costs	(9,157)	(10,751)
Gain on sale of assets held for sale	-	355
Loss on early extinguishment of debt	(786)	(556)
Foreign exchange and other	(168)	6

Income before income taxes	18,413	6,541
Income tax expense	4,916	2,734

Net income	$13,497	$3,807

Earnings per share
Basic	$0.35	$0.10
Diluted	$0.34	$0.10

Weighted average shares for earnings per share
Basic	38,743	37,661
Effect of diluted shares	517	31
Diluted	39,260	37,692

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2007	June 30 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,003	$14,790
Accounts receivable – net	120,199	116,865
Inventories – net	94,050	86,777
Deferred income taxes and other	9,514	9,452
Total current assets	237,766	227,884

Property, plant and equipment	1,038,757	1,016,299
Less accumulated depreciation	(497,175)	(478,644)
	541,582	537,655
Goodwill	162,116	155,937
Intellectual property and other, net	30,439	30,346
Total assets	$971,903	$951,822

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$42,032	$41,030
Accrued expenses	58,861	49,532
Current portion of capital lease obligation	407	399
Short-term debt	505	-
Total current liabilities	101,805	90,961

Long-term debt	418,917	445,138
Accrued postretirement benefits	24,622	24,509
Deferred income taxes	47,019	41,761
Capital lease obligation	251	356
Other liabilities	1,493	1,943
Stockholders’ equity	377,796	347,154
Total liabilities and stockholders’ equity	$971,903	$951,822

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2007	2006
Operating activities
Net income	$13,497	$3,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,629	12,146
Amortization	502	937
Loss on early extinguishment of debt	786	556
Deferred income taxes and other	4,915	1,276
Gain on sale of assets held for sale	-	(355)
Excess tax benefit from stock based compensation	(15)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	2,745
Inventories	(5,571)	6,681
Other assets	(219)	(1,294)
Accounts payable and other current liabilities	6,955	13,465
Net cash provided by operating activities	31,753	39,964
Investing activities
Purchases of property, plant and equipment	(8,990)	(6,605)
Proceeds from sale of assets	-	521
Other	(46)	(124)
Net cash used in investing activities	(9,036)	(6,208)
Financing activities
Net borrowings (payments) under lines of credit	88,267	(3,000)
Payments for debt issuance costs	(1,289)	-
Payments on long-term debt and other	(113,719)	(21,429)
Net proceeds from sale of equity interests	2,705	-
Excess tax benefit from stock based compensation	15	-
Net cash used in financing activities	(24,021)	(24,429)
Effect of foreign currency rate fluctuations on cash	517	(3)
Increase (decrease) in cash and cash equivalents	(787)	9,324
Cash and cash equivalents at beginning of period	14,790	8,734
Cash and cash equivalents at end of period	$14,003	$18,058

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 7, 2007 (“Annual Report”). Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$135,701	$71,630	$(9,932)	$197,399
	2006	134,875	64,967	(8,436)	191,406
Operating income (loss)	2007	22,066	7,954	(1,496)	28,524
	2006	12,288	5,979	(780)	17,487
Depreciation and amortization of intangibles	2007	8,015	4,232	944	13,191
	2006	7,698	4,171	954	12,823
Capital expenditures	2007	7,920	707	363	8,990
	2006	5,573	417	615	6,605

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, non-allocated administrative costs, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. Intersegment sales are at current market prices.

NOTE 3: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During fiscal 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was $1,358 and was completed during the three months ended September 30, 2007.  The remaining accrual of $204 will be paid over the next six months.  As a result of this restructuring, 22 positions have been eliminated which will provide annual savings over $2,000.

		Period Ended September 30, 2007
	Accrual Balance as of June 30, 2007	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of September 30, 2007	Program Charges to Date
2007 Restructuring Program
Severance and employee benefits
Specialty fibers	$-	$26	$-	$(26)	$-	$791
Corporate	199	68	-	(169)	98	432
Other miscellaneous expenses
Specialty fibers	128	2	5	(29)	106	135
Total 2007 Program	$327	$96	$5	$(224)	$204	$1,358

In September 2006, the remaining assets located at our Glueckstadt facility were sold for $520. Since we previously had written the value of these assets down to $165, we recorded a gain on sale of assets held for sale of $355 during the three months ended September 30, 2006. For the three months ending September 30, 2006, $13 in restructuring costs were recorded.

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

The components of inventory consist of the following:

	September 30 2007	June 30 2007

Raw materials	$25,551	$25,816
Finished goods	46,461	39,335
Storeroom and other supplies	22,038	21,626
	$94,050	$86,777

NOTE 5:                      DEBT

The components of long-term debt consist of the following:

	September 30 2007	June 30 2007
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	-	59,948
2010	131,254	151,568
Credit facility	87,663	33,622
	$418,917	$445,138

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

Through fiscal year 2007, we redeemed $40,000 of the 2008 Notes. As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the redeemed bonds.

On September 17, 2007, we redeemed the remaining $60,000 of the 2008 Notes.  As a result of this redemption, we wrote off the remaining balance of deferred financing costs and unamortized discount related to the 2008 Notes.  During the three months ended September 30, 2007, we recorded non-cash expenses of $206 related to the early extinguishment of this debt.

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

On September 24, 2007, we redeemed $20,000 of the 2010 Notes.  As a result of this redemption, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 Notes.  During the three months ended September 30, 2007, we recorded non-cash expenses of $153 related to the early extinguishment of this debt.

Revolving Credit Facility - On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amends and restates the Company's existing credit facility.  Initially, we used proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We used proceeds from this facility to redeem the remaining $60,000 of our 2008 notes and to redeem $20,000 of the 2010 notes in mid-September 2007.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  As of September 30, 2007, we are in compliance with the financial covenants under the new credit facility.

As of September 30, 2007, we had $107,271 available on the revolving credit facility.  The commitment fee, on the unused portion of the revolving credit facility, ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During the three months ended September 30, 2007, $427 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the former credit facility.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133 and, therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three months ended September 30, 2007, the swap reduced our interest expense by $10.

NOTE 6:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended September 30
	2007	2006

Net income	$13,497	$3,807
Foreign currency translation adjustments – net	14,909	(975)
Comprehensive income	$28,406	$2,832

For the three months ended September 30, 2007, the change in the foreign currency translation adjustment is due to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,718, the Brazilian real of $2,493 and the Canadian dollar of $8,698.

For the three months ended September 30, 2006, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(233), the Brazilian real of $(291) and the Canadian dollar of $(630).

NOTE 7:	INCOME TAXES

 On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”   FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce the opening balance of retained earnings.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of net income before income tax expense.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions. As of September 30, 2007, we remain subject to examinations of our U.S. federal income tax returns for the years 2003 through 2006,  state income tax returns for the years 2002 through 2006 and German tax filings for the years 2003 through 2006.

Our effective tax rate for the three month period ended September 30, 2007 was 26.7%. Our effective tax rate for the same period of 2006 was 41.8%. The rate decrease for the three month period ended September 30, 2007 resulted from a recently enacted German tax rate reduction. Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2007	2006

Expected tax expense at 35%	$6,444	$2,289
German tax rate change	(2,245)	-
Effect of foreign operations	762	849
Other	(45)	(404)
Income tax expense	$4,916	$2,734

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

	Three Months Ended September 30
	2007	2006
Service cost for benefits earned	$151	$149
Interest cost on benefit obligation	350	352
Amortization of unrecognized prior service cost	(251)	(250)
Actuarial loss	146	142
Total cost	$396	$393

NOTE 9: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Our supplemental financial information and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes are presented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$27,603	$127,727	$53,228	$(11,159)	$197,399
Cost of goods sold	23,033	98,686	46,139	(11,114)	156,744
Gross margin	4,570	29,041	7,089	(45)	40,655

Selling, research and administrative expenses, and other	(4,246)	13,182	3,099	-	12,035
Restructuring and impairment costs	69	-	27	-	96

Operating income (loss)	8,747	15,859	3,963	(45)	28,524

Other income (expense):
Net interest income (expense) and amortization of debt	(9,139)	(68)	50	-	(9,157)
Other income (expense), including equity income (loss) in affiliates	16,577	170	(495)	(17,206)	(954)
Intercompany interest income (expense)	8,331	(6,546)	(1,785)	-	-

Income (loss) before income taxes	24,516	9,415	1,733	(17,251)	18,413

Income tax expense (benefit)	11,019	2,997	(1,337)	(7,763)	4,916

Net income (loss)	$13,497	$6,418	$3,070	$(9,488)	$13,497

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$31,143	$123,183	$46,273	$(9,193)	$191,406
Cost of goods sold	25,484	103,404	42,394	(9,211)	162,071
Gross margin	5,659	19,779	3,879	18	29,335

Selling, research and administrative expenses, and other	2,021	8,077	1,737	-	11,835
Restructuring and impairment costs	-	-	13	-	13

Operating income	3,638	11,702	2,129	18	17,487

Other income (expense):
Net interest income (expense) and amortization of debt	(10,709)	(62)	20	-	(10,751)
Other income (expense), including equity income (loss) in affiliates	1,789	5	307	(2,296)	(195)
Intercompany interest income (expense)	7,220	(4,993)	(2,227)	-	-

Income (loss) before income taxes	1,938	6,652	229	(2,278)	6,541

Income tax expense (benefit)	(1,869)	2,206	780	(1,617)	2,734

Net income (loss)	$3,807	$4,446	$(551)	$(3,895)	$3,807

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$183	$406	$13,414	$-	$14,003
Accounts receivable, net of allowance	15,867	68,901	35,431	-	120,199
Inventories	16,981	54,068	23,977	(976)	94,050
Other current assets	3,461	5,427	626	-	9,514
Intercompany accounts receivable	-	84,268	-	(84,268)	-
Total current assets	36,492	213,070	73,448	(85,244)	237,766

Property, plant and equipment, net	58,758	327,844	154,980	-	541,582
Goodwill and intangibles, net	37,731	27,347	114,540	-	179,618
Intercompany notes receivable	372,717	-	-	(372,717)	-
Other assets, including investment in subsidiaries	367,847	259,144	104,390	(718,444)	12,937
Total assets	$873,545	$827,405	$447,358	$(1,176,405)	$971,903

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$6,261	$26,207	$9,564	$-	$42,032
Other current liabilities	22,185	21,434	16,154	-	59,773
Intercompany accounts payable	70,067	-	14,201	(84,268)	-
Total current liabilities	98,513	47,641	39,919	(84,268)	101,805

Long-term debt	418,917	-	-	-	418,917
Deferred income taxes	(29,463)	59,299	17,183	-	47,019
Other long-term liabilities	7,782	16,796	1,788	-	26,366
Intercompany notes payable	-	257,432	115,285	(372,717)	-
Stockholders’/invested equity	377,796	446,237	273,183	(719,420)	377,796
Total liabilities and stockholders’ equity	$873,545	$827,405	$447,358	$(1,176,405)	$971,903

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,329	$447	$8,014	$-	$14,790
Accounts receivable, net	15,147	71,753	29,965	-	116,865
Inventories	18,468	48,739	20,501	(931)	86,777
Other current assets	2,724	5,690	1,038	-	9,452
Intercompany accounts receivable	-	96,305	-	(96,305)	-
Total current assets	42,668	222,934	59,518	(97,236)	227,884

Property, plant and equipment, net	58,941	328,480	150,234	-	537,655
Goodwill and intangibles, net	15,805	49,786	108,361	-	173,952
Intercompany notes receivable	304,310	-	-	(304,310)	-
Other assets, including investment in subsidiaries	451,638	327,254	99,443	(866,004)	12,331
Total assets	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,799	$25,473	$7,758	$-	$41,030
Other current liabilities	18,843	17,684	13,409	(5)	49,931
Intercompany accounts payable	84,733	-	11,571	(96,304)	-
Total current liabilities	111,375	43,157	32,738	(96,309)	90,961

Long-term debt	445,138	-	-	-	445,138
Deferred income taxes	(38,450)	61,034	19,177	-	41,761
Other long-term liabilities	8,145	16,976	1,687	-	26,808
Intercompany notes payable	-	193,789	110,520	(304,309)	-
Stockholders’/invested equity	347,154	613,498	253,434	(866,932)	347,154
Total liabilities and stockholders’ equity	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$19,415	$7,584	$4,754	$31,753

Investing activities:
Purchases of property, plant and equipment	(1,132)	(7,482)	(376)	(8,990)
Other	-	(46)	-	(46)
Net cash used in investing activities	(1,132)	(7,528)	(376)	(9,036)

Financing activities
Net borrowings under line of credit	87,762	-	505	88,267
Net payments on long-term debt and other	(112,191)	(97)	-	(112,288)
Net cash provided by financing activities	(24,429)	(97)	505	(24,021)

Effect of foreign currency rate fluctuations on cash	-	-	517	517

Increase (decrease) in cash and cash equivalents	(6,146)	(41)	5,400	(787)
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$183	$406	$13,414	$14,003

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$37,601	$5,033	$(2,670)	$39,964

Investing activities:
Purchases of property, plant and equipment	(1,135)	(4,807)	(663)	(6,605)
Other	-	(123)	520	397
Net cash used in investing activities	(1,135)	(4,930)	(143)	(6,208)

Financing activities
Net payments under line of credit	(3,000)	-	-	(3,000)
Net borrowings (payments) on long-term debt and other	(25,548)	(22)	4,141	(21,429)
Net cash provided by (used in) financing activities	(28,548)	(22)	4,141	(24,429)

Effect of foreign currency rate fluctuations on cash	-	-	(3)	(3)

Increase in cash and cash equivalents	7,918	81	1,325	9,324
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$9,453	$243	$8,362	$18,058

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2007 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three months ended September 30, 2007 to the three months ended September 30, 2006.

Executive Summary

Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers. Our products are produced in the United States, Canada, Germany and Brazil, and we sell these products in approximately 60 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products. We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, evaluate external growth opportunities that match our specialty market focus and continue to reduce debt.

Buckeye had another very good quarter.  We continue to see strong demand for our products across all of our businesses.  Nonwovens revenue growth was especially strong, with net sales up 10% for the three months ended September 30, 2007 compared to the same period in 2006.  Earnings benefited from higher selling prices across all of our businesses and improved sales mix for nonwoven materials, which offset the negative impact of lower shipment volumes for our specialty fibers segment.  Shipment volume for specialty fibers was down 8% during the three months ended September 30, 2007 compared to the same period in 2006 due to incremental sales made from inventory during the three months ended September 30, 2006 and the limited availability of raw material for our cotton specialty fibers business in the three month period ended September 30, 2007.  Our costs were slightly higher during the three months ended September 30, 2007 than in the same period in 2006, as higher raw material costs in our cotton specialty fibers and nonwoven materials businesses and increased transportation costs overall were offset by the favorable impacts of lower chemical usage at our Perry, Florida specialty wood fibers facility and improved capacity utilization and reduced waste at our nonwovens plants.  As a result of higher selling prices across our business and improved mix at our nonwoven sites, our gross margin for the three months ended September 30, 2007 improved to 20.6% compared to 15.3% for the same period in 2006.

We are making good progress at our Americana cotton fiber facility in Brazil on optimizing costs and moving our operations to a cash positive position.  For the three months ended September 30, 2007, we reduced our operating loss at this facility by $1.6 million versus the same period last year. The plant is running above daily design rates with excellent quality and reliability, but will continue to operate at less than full capacity until our cotton linter supply improves.  We continue to work with our raw material suppliers in Brazil to increase their delinting capacity.    We expect our performance to continue to improve but we cannot predict when the site will be profitable due to constraints on raw material availability and price and due to uncertainties about the future direction of currency exchange rates.

We continue to establish our global sales and distribution network for UltraFiber 500™, our concrete-reinforcing fiber.  UltraFiber 500™ is a niche product for the building industry and is an example of the new product initiatives we are undertaking to reduce our dependency on fluff pulp.  For the three months ended September 30, 2007, our sales increased by 32% over the same period in 2006.  Our customer base and installations of our dispenser continue to increase.  We continue to anticipate that we will double our sales in fiscal year 2008 versus fiscal year 2007; however, we must increase our current sales pace to do so.

Strong cash flow generation enabled us to reduce debt by $25.7 million during the three months September 30, 2007.  We have reduced our debt by $76.9 million over the past twelve months.  As a result, our net interest expense for the three months ended September 30, 2007  was down $1.6 million compared to the three months ended September 30, 2006.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2007 and 2006.
(millions)	Three Months Ended September 30
	2007	2006	Change	% Change
Net sales	$197.4	$191.4	$6.0	3%
Cost of goods sold	156.7	162.1	(5.4)	(3)%
Gross margin	40.7	29.3	11.4	39%
Selling, research and administrative expenses	11.5	11.2	0.3	3%
Restructuring costs	0.1	-	0.1	*
Amortization of intangibles and other	0.6	0.6	-	-
Operating income	$28.5	$17.5	$11.0	63%
* Percent change not meaningful

Net sales for the three months ended September 30, 2007 were higher than the same period in 2006, primarily driven by higher selling prices across all segments of our business.  The largest contributors to this increase were fluff pulp sales prices, which were up $120 per ton, and average selling prices for our high-end specialty fibers products, which were up about 7% period over period.  We continue to experience a strong pricing environment for our products.

The gross margin improvement for the three months ended September 30, 2007 versus the same period in 2006 was mainly a result of the higher selling prices previously discussed.  Our costs were up slightly, as higher raw material and transportation costs were mostly offset by reduced chemical usage, reduced waste and improved capacity utilization at our North American nonwoven materials plants.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers. The specialty fibers segment is an aggregation of cellulosic fibers based on both wood and cotton. We make separate financial decisions and allocate resources based on the sales and operating income of each segment. We allocate selling, research, and administrative (SRA) expenses to each segment, and we use the resulting operating income to measure the performance of the segments. We exclude items that are not included in measuring business performance, such as unallocated administrative expenses, amortization of intangibles, restructuring costs, asset impairment and intercompany profit eliminations and report these under our corporate segment.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2007 and 2006.

(millions)	Three Months Ended September 30
	2007	2006	Change	% Change
Net sales	$135.7	$134.9	$0.8	1%
Operating income	22.1	12.3	9.8	80%

Net sales were up slightly as higher prices were offset by lower shipment volumes for the three months ended September 30, 2007 versus the same period in 2006.  Prices were up about 7% on our cotton and wood specialty products as a result of price increases implemented during the year.  Fluff pulp pricing increased by $120 per ton compared to the same period a year ago.

During the three months ended September 30, 2007, costs for the specialty fibers segment showed a slight reduction overall compared to the same period in 2006.  We experienced higher costs during the three months ended September 30, 2007 due to increased prices on domestic cotton linters and increased imports of foreign cotton linters.  In addition, transportation costs increased and the strengthening of the Brazilian Real relative to the U.S. dollar put upward pressure on manufacturing costs at our Americana, Brazil facility.  However, reductions in chemical usage at our Florida specialty wood plant and lower costs at our Americana plant were sufficient to offset these cost increases.

We continue to make progress at our Americana cotton fiber facility in Brazil.  Our operating loss at Americana during the three months ended September 30, 2007 versus the three months ended September 30, 2006 was reduced by $1.6 million in spite of the stronger Brazilian currency and higher cotton linter prices.  This was due to a combination of increased volume, higher selling prices and significant reductions in the plant’s fixed direct costs.  The operating loss was about the same as it was in the three months ended June 30, 2007, as the facility continues to operate at about 60% of the plant’s capacity due to constraints on raw material availability.  The plant is currently operating very close to a cash breakeven level.

Raw material availability in our specialty cotton fiber business continues to limit production.  The harvest of the cotton crop is smaller and later this year in North America due to the combination of weather and the priority given to the harvest of corn and soy beans for the ethanol and biodiesel markets.  The cotton crop in Brazil this year is up 40% from the prior year, but the amount of seed delinted and crushed for oil will not increase as much as we had hoped.  We are strengthening relationships with existing raw material suppliers to increase delinting capacity and assisting with their expansion plans.  This looks positive, but will take time to implement.  Improving our lint supply is a top priority and as more lint becomes available, we will ramp up production levels at our cotton fiber facilities.  In the near term, we will continue to operate the Americana, Brazil facility at its current rate of approximately 2,000 tons per month.  Due to the lateness of the North American cotton crop, the Memphis, Tennessee facility will run closer to 70% of capacity in the October to December quarter and is expected to return to 80% capacity for the rest of our fiscal year.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2007 and 2006.

(millions)	Three Months Ended September 30
	2007	2006	Change	% Change
Net sales	$71.6	$65.0	$6.6	10%
Operating income	8.0	6.0	2.0	33%

The $6.6 million increase in net sales during the three months ended September 30, 2007 versus the same period in 2006 was due to several factors. Volume increases accounted for approximately $1.8 million of this improvement as shipment volume for our three airlaid nonwovens plants was up 3% compared to the same period in 2006.  Improved pricing accounts for $1.5 million of the increase in sales and improved product mix contributed approximately $1.3 million in additional revenues. Additionally, the strengthening of the euro provided $2.0 million in increased revenues.

Operating income increased by $2.0 million for the three months ended September 30, 2007versus the same period in 2006.  While the $1.5 million increase in selling prices was not sufficient to offset a $2.1 million increase in raw material costs relative to the three months ended September 30, 2006, a combination of better capacity utilization due to higher production and shipment volumes, improved sales mix and reduced waste contributed to the year over year improvement in profitability for the nonwoven materials segment.

Corporate

The following table compares corporate net sales and operating loss for the three months ended September 30, 2007 and 2006.

(millions)	Three Months Ended September 30
	2007	2006	Change	% Change
Net sales	$(9.9)	$(8.4)	$(1.5)	18%
Operating loss	(1.5)	(0.8)	(0.7)	88%

Our intercompany net sales elimination for the three months ended September 30, 2007 was up $1.5 million compared to the same period in 2006 as wood pulp shipments from our Florida specialty wood facility were up $1.0 million and cotton cellulose shipments from our Memphis specialty cotton facility were up $0.5 million.  The operating loss for the corporate segment increased by $0.7 million to $1.5 million due to an increase in unallocated administrative expenses.  The total loss of $1.5 million consists of $0.8 million in unallocated administrative expenses, $0.6 million in intellectual property amortization expenses and $0.1 million in restructuring expenses.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.6 million for the three months ending September 30, 2007 versus the same period in the prior year. Net interest expense decreased primarily due to debt being $76.9 million lower at September 30, 2007 versus September 30, 2006.  The weighted average effective interest rate on our variable rate debt decreased from 7.3% at September 30, 2006 to 6.9% at September 30, 2007.

Loss on early extinguishment of debt costs

During the three months ended September 30, 2007, we used cash from our revolving credit facility and from operations to make the following payments:

Retire the remaining 2008 Notes	$60.0
Redeem a portion of the 2010 Notes	20.0
Repay the outstanding credit facility	33.6
Total	$113.6

As a result of these redemptions, we wrote-off a portion of deferred financing costs and unamortized discounts related to the notes.  We recorded non-cash expense, related to debt extinguishment, of $0.8 million during the three months ended September 30, 2007.

During the three months ended September 30, 2006, we used cash from operations to make voluntary prepayments on our term loan of $20.7 million. As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs. We recorded non-cash expense, related to debt extinguishment, of $0.6 million during the three months ended September 30, 2006.

Income tax

 On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”   As a result of the adoption, we recorded an adjustment of approximately $0.9 million to reduce the opening balance of retained earnings.  At adoption, our unrecognized tax benefits totaled $1.8 million.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of net income before income tax expense.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized

We file income tax returns with federal, state, local and foreign jurisdictions. As of September 30, 2007, we remain subject to examinations of our U.S. federal income tax returns for the years 2003 through 2006,  state income tax returns for the years 2002 through 2006 and German tax filings for the years 2003 through 2006.

Our effective tax rate for the three months ended September 30, 2007 was 26.7% versus 41.8% for the same period in 2006.  The main reason for the reduced tax rate was a recently enacted German tax rate law which reduced our taxes by approximately $2.2 million during the three months ended September 30, 2007.  Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the 2008 fiscal year to be 35.5%.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of September 30, 2007 and believe we will continue to remain in compliance.

On September 30, 2007, we had $14.0 million of cash and cash equivalents and $107.3 million borrowing capacity on our revolving credit facility as defined in Note 5 to our unaudited financial statements. The portion of this capacity that we may borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of September 30, 2007, our liquidity, including available borrowings and cash and cash equivalents, was approximately $121.3 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30
(millions)	2007	2006
Operating activities:
Net income	$13.5	$3.8
Noncash charges and credits, net	18.8	14.5
Changes in operating assets and liabilities, net	(0.5)	21.6
Net cash provided by operating activities	31.8	39.9

Investing activities:
Purchases of property, plant and equipment	(9.0)	(6.6)
Other investing activities	-	0.4
Net cash used in investing activities	(9.0)	(6.2)

Financing activities:
Net borrowings (payments) under lines of credit	88.3	(3.0)
Payments on long-term debt and other	(112.3)	(21.4)
Net cash used in financing activities	(24.0)	(24.4)

Effect of foreign currency rate fluctuations on cash	0.5	-

Net increase (decrease) in cash and cash equivalents	$(0.8)	$9.3

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2007 was $31.8 million which was down $8.1 million compared to the same period in 2006.  While net income was up $9.7 million, there was a negative $12.3 million change due to an increase in inventories in the three months ended September 30, 2007 compared to a decrease in inventories in the months ended September 30, 2006.  Additionally, accounts receivable increased during the three months ended September 30, 2007 due to higher sales while it decreased in the three months ended September 30, 2006 leading to another $4.5 million negative impact between the two periods.

Net cash used in investing activities

Purchases of property, plant and equipment increased to $9.0 million during the three months ended September 30, 2007 versus $6.6 million during the same period in 2006 primarily due to increased maintenance capital spending at our Perry, Florida specialty fibers facility.  We expect that our total capital expenditures will be approximately $48 million for fiscal 2008.

Net cash used in financing activities

During the three months ended September 30, 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amends and restates the Company’s existing credit facility.  Initially, we used the proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes and to redeem $20 million of the 2010 notes in mid-September 2007.  We intend to continue to use cash from operations to reduce our debt.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We have not repurchased any shares of our common stock since fiscal year 2001. Through September 30, 2007, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of September 30, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008 (1)	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Thereafter

Long-term obligations (2)	$572.4	$33.5	$66.9	$175.7	$296.3
Capital lease obligations and short-term debt (3)	1.2	.8	.4	-	-
Operating lease obligations	3.1	1.1	1.3	.8	-
Timber commitments	39.8	8.6	24.8	6.4	-
Linter commitments(4)	16.4	16.4	-	-	-
Other purchase commitments (5)	33.8	17.2	8.3	4.7	3.6
Total contractual cash obligations	$666.7	$77.6	$101.7	$187.6	$299.9

(1)	Cash obligations for the remainder of fiscal 2008.

(2)	Amounts include related interest payments. Interest payments for variable debt of $87.7 million are based on the effective rate as of September 30, 2007 of 6.9% per annum.

(3)	Capital lease and short-term debt obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash flow to fund post-retirement benefit obligations has not materially changed since June 30, 2007. These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above. See Note 12, Employee Benefit Plans, to the Consolidated Financial Statements in our fiscal 2007 Annual Report on Form 10-K for further information.

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

As of September 30, 2007, there have been no material changes in our market risk since the disclosure in our Annual Report.  We continue to have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  For the near term, this raw material availability will limit growth and increase our production costs.  While we have global operations, the majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2007 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chief Executive Officer

Date: October 25, 2007

By:	/s/ Steven G. Dean

Steven G. Dean, Sr. Vice President and Chief Financial Officer

Date: October 25, 2007