Form 10-Q
period 2007-12-31
BUCKEYE TECHNOLOGIES INC
filed 2008-01-31
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 29, 2008, there were outstanding 39,262,214Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31		SixMonths Ended December 31
	2007	2006	2007	2006
Net sales	$210,922	$184,730	$408,321	$376,136
Cost of goods sold	168,943	155,711	325,687	317,782
Gross margin	41,979	29,019	82,634	58,354

Selling, research and administrative expenses	11,796	11,163	23,270	22,367
Amortization of intangibles and other	361	507	922	1,138
Restructuring costs	-	11	96	24
Operating income	29,822	17,338	58,346	34,825

Net interest expense and amortization of debt costs	(8,524)	(10,440)	(17,681)	(21,191)
Gain on sale of assets held for sale	-	-	-	355
Extinguishment of debt	251	(96)	(535)	(652)
Foreign exchange and other	(94)	246	(262)	252

Income before income taxes	21,455	7,048	39,868	13,589
Income tax expense	7,589	3,228	12,505	5,962

Net income	$13,866	$3,820	$27,363	$7,627

Earnings per share
Basic	$0.36	$0.10	$0.70	$0.20
Diluted	$0.35	$0.10	$0.70	$0.20

Weighted average shares for earnings per share
Basic	38,953	37,702	38,848	37,682
Effect of diluted shares	495	308	506	169
Diluted	39,448	38,010	39,354	37,851

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2007	June 30 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,566	$14,790
Accounts receivable –net	120,413	116,865
Inventories– net	92,140	86,777
Deferred income taxes and other	9,371	9,452
Total current assets	245,490	227,884

Property, plant and equipment	1,054,512	1,016,299
Less accumulated depreciation	(511,716)	(478,644)
	542,796	537,655
Goodwill	164,251	155,937
Intellectual property and other, net	30,459	30,346
Total assets	$982,996	$951,822

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$38,323	$41,030
Accrued expenses	48,636	49,532
Current portion of capital lease obligation	560	399
Short-term debt	219	-
Total current liabilities	87,738	90,961

Long-term debt	413,149	445,138
Accrued postretirement benefits	24,824	24,509
Deferred income taxes	53,223	41,761
Capital lease obligation	-	356
Other liabilities	1,890	1,943
Stockholders’ equity	402,172	347,154
Total liabilities and stockholders’ equity	$982,996	$951,822

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	SixMonths Ended December 31
	2007	2006
Operating activities
Net income	$27,363	$7,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,409	24,311
Amortization	1,126	1,648
Loss on early extinguishment of debt	535	652
Deferred income taxes and other	11,560	3,476
Gain on sale of assets held for sale	-	(355)
Excess tax benefit from stock based compensation	(44)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(775)	6,860
Inventories	(3,405)	12,392
Other assets	336	(2,857)
Accounts payable and other current liabilities	(7,970)	334
Net cash provided by operating activities	54,135	54,083
Investing activities
Purchases of property, plant and equipment	(18,692)	(14,325)
Proceeds from sale of assets	-	521
Other	(135)	(280)
Net cash used in investing activities	(18,827)	(14,084)
Financing activities
Net borrowings(payments)under lines of credit	82,000	(1,487)
Payments on long-term debt and other	(113,817)	(35,689)
Payments for debt issuance costs	(1,401)	-
Net proceeds from sale of equity interests	5,742	1,099
Excess tax benefit from stock based compensation	44	5
Net cash used in financing activities	(27,432)	(36,072)
Effect of foreign currency rate fluctuations on cash	900	32
Increase in cash and cash equivalents	8,776	3,959
Cash and cash equivalents at beginning of period	14,790	8,734
Cash and cash equivalents at end of period	$23,566	$12,693

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2007are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 7, 2007 (“Annual Report”). Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United Statesrequires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

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

ThreeMonths Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$148,208	$71,966	$(9,252)	$210,922
	2006	130,126	62,488	(7,884)	184,730
Operating income (loss)	2007	25,889	5,273	(1,340)	29,822
	2006	13,194	4,846	(702)	17,338
Depreciation and amortization of	2007	8,157	4,241	744	13,142
Intangibles	2006	7,859	3,965	851	12,675
Capital expenditures	2007	8,468	737	497	9,702
	2006	6,083	580	1,057	7,720

SixMonths Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2007	$283,909	$143,596	$(19,184)	$408,321
	2006	265,001	127,455	(16,320)	376,136
Operating income (loss)	2007	47,955	13,227	(2,836)	58,346
	2006	25,482	10,825	(1,482)	34,825
Depreciation and amortization of	2007	16,172	8,473	1,688	26,333
Intangibles	2006	15,557	8,136	1,805	25,498
Capital expenditures	2007	16,388	1,444	860	18,692
	2006	11,656	997	1,672	14,325

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets and charges related to restructuring. Therefore, the corporate segment includes operating elements,such as segment eliminations, amortization of intangibles, non-allocated administrative costs, impairment of long-lived assets and charges related to restructuring. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment. Intersegment sales areat current market prices.

NOTE 3: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During fiscal 2007, we entered into a restructuring program that complementedour operations’ consolidations and involvedconsolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was$1,358and wascompleted during the three months ended September 30, 2007.  The remaining accrual of $108 will be paid over the next six months.  As a result of this restructuring, 22positions wereeliminated which will provide annual savings over $2,000.

		Period Ended December 31, 2007
	Accrual Balance as of September 30, 2007	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of December 31, 2007	Program Charges to Date
2007 Restructuring Program
Severance and employee benefits
Specialty fibers	$-	$-	$-	$-	$-	$791
Corporate	98	-	-	(98)	-	432
Other miscellaneous expenses
Specialty fibers	106	-	2	-	108	135
Total 2007 Program	$204	$-	$2	$(98)	$108	$1,358
In December2006, the remaining assets located at our Glueckstadt facility were sold for $520. Since we previously had written the value of these assets down to $165, we recorded a gain on sale of assets held for sale of $355during the six months ended December 31, 2006.

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

The components of inventory consist of the following:

	December 31 2007	June 30 2007

Raw materials	$26,194	$25,816
Finished goods	43,422	39,335
Storeroom and other supplies	22,524	21,626
	$92,140	$86,777

NOTE 5:  DEBT

The components of long-term debt consist of the following:

	December 31 2007	June 30 2007
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	-	59,948
2010	131,149	151,568
Credit facility	82,000	33,622
	$413,149	$445,138

Senior Notes- During September2003, we placed privately $200,000 in aggregate principal amount of 8.5% Senior Notes due October 1, 2013.  In fiscal year 2004, we exchanged these outstanding notes for public notes with the same terms.  The notes are unsecured obligations and are senior to any of our subordinated debt.  The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes- During July 1996, we completed a public offering of $100,000 in aggregate principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the “2008 Notes”).  On September 17, 2007, we redeemed the remaining $60,000 of the 2008 Notes.  As a result of this redemption, we wrote off the remaining balance of deferred financing costs and unamortized discount related to the 2008 Notes.

During June 1998, we completed a private placement of $150,000in aggregateprincipal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010.  In fiscal year 1999, we exchanged these outstanding notes for public notes with the same terms.  These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2006, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

On September 24, 2007, we redeemed $20,000 of the 2010 Notes.  As a result of this redemption, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 Notes.

Revolving Credit Facility- On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amendedand restated ourexisting credit facility.  Initially, we used proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  Our current interest rates are at the lowest end of these ranges available under the revolver.  We usedproceeds from this facility to redeem the remaining $60,000 of our 2008 notesandto redeem $20,000 of the 2010 notes in September2007.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, orEBITDA, and minimum ratio of consolidated EBITDA to consolidated interest expense.  As of December 31, 2007, we were in compliance with the financial covenants under the newcredit facility.

As of December 31, 2007, we had $112,921 available on the revolving credit facility.  The commitment fee, on the unused portion of the revolving credit facility, ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,570, including $251 of unamortized fees remaining from the revolver and are beingamortized to interest expense using the effective interest method over the life of the facility.  During the sixmonths ended December 31, 2007, weexpensed$176as early extinguishment of debt related to the write-off of deferred financing costs for the former term loan.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three and six months ended December 31, 2007, the swap reduced our interest expense by $61 and $71, respectively.

NOTE 6:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	ThreeMonths Ended December 31		SixMonths Ended December 31
	2007	2006	2007	2006

Net income	$13,866	$3,820	$27,363	$7,627
Foreign currency translation adjustments –net	7,513	(2,632)	22,422	(3,607)
Unrealized losses on hedging activities	(485)	-	(485)	-
Comprehensive income	$20,894	$1,188	$49,300	$4,020

For the threeand six monthsended December 31, 2007, the change in the foreign currency translation adjustment wasdue to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,109 and $6,827, the Brazilian real of $2,147 and $4,640and the Canadian dollar of $2,257 and $10,955, respectively.

For the three and six months ended December 31, 2006, the change in the foreign currency translation adjustmentwasprimarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $2,550 and $2,317,the Brazilian real of $36 and $(254) and the Canadian dollar of $(5,345) and $(5,975), respectively.

NOTE 7:	INCOME TAXES

 On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in  Income Taxes.”   FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce the opening balance of retained earnings.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions. As of December 31, 2007, we remainedsubject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2007, Canadian income tax returns for the years ended June 30, 2002 through June 30, 2007 and German tax filings for the years ended June 30, 2003 through June 30, 2007.

Our effective tax ratesfor the three and six month periodsended December 31, 2007were 35.4%and 31.4%, respectively.  Our effective tax ratesfor the same periodsof 2006were 45.8%and 43.9%, respectively. The rate decrease for the three month period ended December 31, 2007 was the result of lower losses in Brazil, for which we recorded a 100% valuation allowance, and lower tax rates in Germany.  The rate decreasefor the sixmonth period ended December 31, 2007resultedfrom a recently enacted German tax rate reduction and lower losses in Brazil, for which we recorded a 100% valuation allowance.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		SixMonths Ended December 31
	2007	2006	2007	2006

Expected tax expense at 35%	$7,509	$2,467	$13,953	$4,756
German tax rate change	-	-	(2,245)	-
Effect of foreign operations	(397)	200	(78)	(390)
Extraterritorial income benefit	-	(117)	-	(213)
Brazilian valuation allowance	404	700	847	2,139
Other	73	(22)	28	(330)
Income tax expense	$7,589	$3,228	$12,505	$5,962

NOTE 8: EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S.employees who meet specified age and service requirements. Pursuant to an amendment, effective January 1, 2006, Medicare eligible retirees age 65 or older are no longer covered under the self-funded plan. Instead, they are provided a subsidy towards the purchase of supplemental insurance. The components of net periodic benefit costs are as follows:

	Three Months Ended December 31		SixMonths Ended December 31
	2007	2006	2007	2006
Service cost for benefits earned	$151	$150	$302	$299
Interest cost on benefit obligation	350	352	700	704
Amortization of unrecognized prior service cost	(250)	(251)	(501)	(501)
Actuarial loss	146	142	292	284
Total cost	$397	$393	$793	$786

NOTE 9: CONTINGENCIES

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that webreached ourobligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5,000plus accrued interest of approximately $2,392 as of December 31, 2007.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by uswith regard to the intellectual property assets.   When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, wecanceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  Webelieve wehavemeritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

    The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point, and some members of the public have also challenged the permit.   Based on the requirements anticipated inthe proposed permit, we expect to incur capital expenditures of approximately$12.5 million dollars over the next four years (beginning fiscal year 2008) on in-plant process changes, and additional capital expenditures of at least $50 million dollars over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued and whether there are any further changes to the proposed permit.  The revised permit may also include a condition requiring additionalstudies that could result in additional treatment costs beyond these expected under the previously proposedpermit.  The EPA and FDEP have listed the Fenholloway Riveras an impaired water (not meeting all applicable water quality standards) under the Clean Water Act for certain pollutants.  The permitting proceedings discussed above are expected to address these water-quality issues.  See Note 20 “Contingencies” to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007.

NOTE 10: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The guarantorsubsidiaries presented below represent our subsidiaries that are subject to the terms and conditions outlined in the indenture governing the senior notes and that guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor subsidiaries presented below represent the foreign subsidiaries thatdo not guarantee the senior notes. Each subsidiary guarantor is 100% owned directly or indirectly by us and all guarantees are full and unconditional.

Our supplemental financial information and our guarantor subsidiaries and non-guarantor subsidiaries for the senior notes arepresented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$28,124	$138,312	$54,866	$(10,380)	$210,922
Cost of goods sold	24,815	105,566	48,989	(10,427)	168,943
Gross margin	3,309	32,746	5,877	47	41,979

Selling, research and administrative expenses, and other	(5,271)	14,271	3,157	-	12,157

Operating income	8,580	18,475	2,720	47	29,822

Other income (expense):
Net interest income (expense) and amortization of debt	(8,631)	(48)	155	-	(8,524)
Other income (expense), including equity income (loss) in affiliates	10,866	21	(145)	(10,585)	157
Intercompany interest income (expense)	8,332	(6,468)	(1,864)	-	-

Income (loss) before income taxes	19,147	11,980	866	(10,538)	21,455

Income tax expense (benefit)	5,281	4,297	530	(2,519)	7,589

Net income (loss)	$13,866	$7,683	$336	$(8,019)	$13,866

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SixMonths Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$55,727	$266,039	$108,094	$(21,539)	$408,321
Cost of goods sold	47,848	204,252	95,128	(21,541)	325,687
Gross margin	7,879	61,787	12,966	2	82,634

Selling, research and administrative expenses, and other	(9,517)	27,453	6,256	-	24,192
Restructuring and impairment costs	69	-	27	-	96

Operating income	17,327	34,334	6,683	2	58,346

Other income (expense):
Net interest income (expense) and amortization of debt	(17,770)	(116)	205	-	(17,681)
Other income (expense), including equity income (loss) in affiliates	27,444	191	(640)	(27,792)	(797)
Intercompany interest income (expense)	16,663	(13,014)	(3,649)	-	-

Income (loss) before income taxes	43,664	21,395	2,599	(27,790)	39,868

Income tax expense (benefit)	16,301	7,294	(807)	(10,283)	12,505

Net income (loss)	$27,363	$14,101	$3,406	$(17,507)	$27,363

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$29,563	$116,259	$47,737	$(8,829)	$184,730
Cost of goods sold	24,660	96,826	42,898	(8,673)	155,711
Gross margin	4,903	19,433	4,839	(156)	29,019

Selling, research and administrative expenses, and other	1,898	7,879	1,893	-	11,670
Restructuring and impairment costs	-	-	11	-	11

Operating income (loss)	3,005	11,554	2,935	(156)	17,338

Other income (expense):
Net interest income (expense) and amortization ofdebt	(10,453)	(37)	50	-	(10,440)
Other income (expense), including equityincome (loss)in affiliates	14,717	(75)	559	(15,051)	150
Intercompany interest income (expense)	7,092	(4,736)	(2,356)	-	-

Income (loss) before income taxes	14,361	6,706	1,188	(15,207)	7,048

Income tax expense (benefit)	10,541	2,226	1,346	(10,885)	3,228

Net income (loss)	$3,820	$4,480	$(158)	$(4,322)	$3,820

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SixMonths Ended December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$60,706	$239,442	$94,010	$(18,022)	$376,136
Cost of goods sold	50,144	200,230	85,292	(17,884)	317,782
Gross margin	10,562	39,212	8,718	(138)	58,354

Selling, research and administrative expenses, and other	3,919	15,956	3,630	-	23,505
Restructuring and impairment costs	-	-	24	-	24

Operating income (loss)	6,643	23,256	5,064	(138)	34,825

Other income (expense):
Net interest income (expense) and amortization of debt	(21,162)	(99)	70	-	(21,191)
Other income (expense), including equityincome (loss)in affiliates	16,506	(70)	866	(17,347)	(45)
Intercompany interest income (expense)	14,312	(9,729)	(4,583)	-	-

Income (loss) before income taxes	16,299	13,358	1,417	(17,485)	13,589

Income tax expense (benefit)	8,672	4,432	2,125	(9,267)	5,962

Net income (loss)	$7,627	$8,926	$(708)	$(8,218)	$7,627

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,213	$39	$21,314	$-	$23,566
Accounts receivable, net	14,664	73,363	32,386	-	120,413
Inventories, net	18,482	53,171	21,415	(928)	92,140
Other current assets	3,415	5,287	669	-	9,371
Intercompany accounts receivable	-	85,203	-	(85,203)	-
Total current assets	38,774	217,063	75,784	(86,131)	245,490

Property, plant and equipment, net	58,636	327,291	156,869	-	542,796
Goodwill and intangibles, net	37,459	27,347	116,675	-	181,481
Intercompany notes receivable	372,717	-	-	(372,717)	-
Other assets, including investment in subsidiaries	387,245	260,328	108,380	(742,724)	13,229
Total assets	$894,831	$832,029	$457,708	$(1,201,572)	$982,996

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,103	$23,551	$7,669	$-	$38,323
Other current liabilities	15,699	17,129	16,588	(1)	49,415
Intercompany accounts payable	71,800	-	13,402	(85,202)	-
Total current liabilities	94,602	40,680	37,659	(85,203)	87,738

Long-term debt	413,149	-	-	-	413,149
Deferred income taxes	(23,381)	59,523	17,081	-	53,223
Other long-term liabilities	8,289	16,551	1,874	-	26,714
Intercompany notes payable	-	256,171	116,546	(372,717)	-
Stockholders’/invested equity	402,172	459,104	284,548	(743,652)	402,172
Total liabilities and stockholders’ equity	$894,831	$832,029	$457,708	$(1,201,572)	$982,996

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,329	$447	$8,014	$-	$14,790
Accounts receivable, net	15,147	71,753	29,965	-	116,865
Inventories, net	18,468	48,739	20,501	(931)	86,777
Other current assets	2,724	5,690	1,038	-	9,452
Intercompany accounts receivable	-	96,305	-	(96,305)	-
Total current assets	42,668	222,934	59,518	(97,236)	227,884

Property, plant and equipment, net	58,941	328,480	150,234	-	537,655
Goodwill and intangibles, net	15,805	49,786	108,361	-	173,952
Intercompany notes receivable	304,310	-	-	(304,310)	-
Other assets, including investment in subsidiaries	451,638	327,254	99,443	(866,004)	12,331
Total assets	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,799	$25,473	$7,758	$-	$41,030
Other current liabilities	18,843	17,684	13,409	(5)	49,931
Intercompany accounts payable	84,733	-	11,571	(96,304)	-
Total current liabilities	111,375	43,157	32,738	(96,309)	90,961

Long-term debt	445,138	-	-	-	445,138
Deferred income taxes	(38,450)	61,034	19,177	-	41,761
Other long-term liabilities	8,145	16,976	1,687	-	26,808
Intercompany notes payable	-	193,789	110,520	(304,309)	-
Stockholders’/invested equity	347,154	613,498	253,434	(866,932)	347,154
Total liabilities and stockholders’ equity	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SixMonths Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$25,912	$15,374	$12,849	$54,135

Investing activities:
Purchases of property, plant and equipment	(2,286)	(15,452)	(954)	(18,692)
Other	-	(135)	-	(135)
Net cash used in investingactivities	(2,286)	(15,587)	(954)	(18,827)

Financing activities
Net borrowingsunder line of credit	81,495	-	505	82,000
Net payments on long-term debt and other	(113,578)	(195)		(113,773)
Net proceeds from sale of equity interests	5,742	-	-	5,742
Payments for debt issuance costs	(1,401)	-	-	(1,401)
Net cash provided by(used in)financing activities	(27,742)	(195)	505	(27,432)

Effect of foreign currency rate fluctuations on cash	-	-	900	900

Increase (decrease) in cash and cash equivalents	(4,116)	(408)	13,300	8,776
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$2,213	$39	$21,314	$23,566

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SixMonths Ended December 31, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$44,124	$13,016	$(3,057)	$54,083

Investing activities:
Purchases of property, plant and equipment	(2,828)	(9,882)	(1,615)	(14,325)
Other	-	(279)	520	241
Net cash used in investing activities	(2,828)	(10,161)	(1,095)	(14,084)

Financing activities
Netpayments under line of credit	(1,487)	-	-	(1,487)
Net borrowings (payments)onlong-term debt and other	(41,901)	(2,297)	8,514	(35,684)
Net proceeds from sale of equity interests	1,099	-	-	1,099
Net cash provided by (used in) financing activities	(42,289)	(2,297)	8,514	(36,072)

Effect of foreign currency rate fluctuations on cash	-	-	32	32

Increase(decrease) in cash and cash equivalents	(993)	558	4,394	3,959
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$542	$720	$11,431	$12,693

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2007("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the threeand sixmonths ended December 31, 2007to the threeand sixmonths ended December 31, 2006.

Executive Summary

Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers.  Our products are produced in the United States, Canada, Germanyand Brazil and we sell these products in approximately 60 countries worldwide. As of December 31, 2007, Buckeye employed approximately 1,550 employees.  We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials.  Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies.  Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, evaluate external growth opportunities that match our specialty market focusand continue to reduce debt.

Buckeye had another very strong quarter.  We continue to see strong demand for our products across all of our businesses.  Our sales for the three months ended December 31, 2007 were a record $211 million, up 14% over the same period last year and up 7% over a strong July to September quarter.  Sales for the six months ended December 31, 2007 were up 9% over the same period in 2006.  Sales and earnings for both the three and six month periods benefited from higher selling prices across all of our businesses, higher shipment volumes for our wood cellulose business and improved sales mix for nonwoven materials.  Our costs were slightly higher during the three and six months ended December 31, 2007 than in the same periods in 2006, as higher raw material costs, mainly in our cotton specialty fibers and nonwoven materials businesses, and increased chemical costs overall were partially offset by the favorable impacts of lower chemical usage at our Perry, Florida specialty wood fibers facility,   reduced waste at our nonwovens plants and, for the six-month period, improved capacity utilization at our nonwoven plants.  As a result of higher selling prices across our business and improved mix at our nonwoven sites, our gross margin for the three and six months ended December 31, 2007 improved to 19.9% and 20.2% compared to 15.7% and 15.5% for the same periods in 2006.

We have made good progress at our Americanacotton fiber facility in Brazilon optimizing costs.  For the three and six months ended December 31, 2007, we reduced our operating loss at this facility by $0.8 million and $2.4 million, respectively, versus the same periods last year. The plant continues running at about 65% of capacity, matching the raw material supply, and has demonstrated the ability to exceed design rates with excellent quality and reliability.  This improved efficiency is helping us to reduce direct cost and provide better control over variable spending.  The plant will continue to operate at less than full capacity until our cotton linter supply improves.  We continue to work with our raw material suppliers in Brazilto increase their delinting capacity and with their expansion plans.  We remain optimistic that strong vegetable oil and cotton linters prices will provide favorable conditions for various entities to delint cottonseed and extract the oil.  We expect our performance to continue to improve, but we cannot predict when the site will become profitable due to constraints on raw material availability and price and due to uncertainties about the future direction of currency exchange rates.

We are moving forward on our Foley Energy Project initiative.  The savings potential of this continues to grow with the trend toward mandates on renewable energy sources and with oil prices rising.  Total capital expenditures of $45 million over a three year period have been approved for this project, which was based on a design goal of an equivalent reduction of over 200,000 barrels of oil annually.  Additionally, upon the successful implementation of the initiative, we should be capable of producing excess energy and electricity using only biomass.

The housing downturn is impacting our rate of growth and revenue of UltraFiber500TMto ready mix suppliers.  We currently anticipate revenue growth of approximately 30% to 40% over our  last fiscal year.

 In January, our nonwovens business lost a significant volume of business following negotiations with a long-time customer.  As a result of this loss, we will be reducing the shifts from seven to five at our Canadian nonwovens facility, resulting in a reduction of 20 to 25 employees out of a current site head-count of 142 and reduced capacity utilization to approximately 50% of the site’s capacity down from approximately 75%.  We also anticipate a similar magnitude reduction in staff in our folding operations at our European airlaid facility relating to this loss of business.  We are exploring opportunities to leverage our Delta plant’s unique capabilities and capacity to replace this lost volume in North America, but we expect this will take some time.  In our European mill in Steinfurt, Germany, we anticipate that we will continue to operate the mill at capacity, although with a different mix which could reduce shipment volumes and sales revenue from that mill.  With this sales reduction, we anticipate nonwovens sales revenue and operating income will decline by approximately $12 million and $3 million, respectively, in the quarter ending March 31, 2008 from the quarter ended December 31, 2007.  The demand for our nonwovens products remains solid, and we are committed to re-establishing the growth of this business.

Strong cash flow generation enabled us to reduce debt by $31.8million during the sixmonths December 31, 2007.  We have reduced our debt by $70.4 million over the past twelve months.  As a result, our net interest expense for the three and six months ended December 31, 2007 was down $1.9 million and $3.5 million, respectively, compared to the three and six months ended December 31, 2006.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and six months ended December 31, 2007and 2006.
(millions)	Three Months Ended December 31				SixMonths Ended December 31
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net sales	$210.9	$184.7	$26.2	14%	$408.3	$376.1	$32.2	9%
Cost of goods sold	168.9	155.7	13.2	8%	325.7	317.8	7.9	2%
Gross margin	42.0	29.0	13.0	45%	82.6	58.3	24.3	42%
Selling, research and administrative expenses	11.8	11.2	0.6	5%	23.3	22.4	0.8	4%
Restructuring costs	-	-	-	-	0.1	-	0.1	*
Amortization of intangibles and other	0.4	0.5	(0.1)	(20)%	0.9	1.1	(0.2)	(18)%
Operating income	$29.8	$17.3	$12.5	72%	$58.3	$34.8	$23.6	68%
* Percent change not meaningful

Net sales for the three and six months ended December 31, 2007were higher than the same periods in 2006, primarily driven by higher selling prices across all segments of our business.  The largest contributors to this increase were fluff pulp sales prices, which were up $122 per ton for both the three and six month periods, and average selling prices for our high-end specialty fibers products, which were up about 7% period over period.  We continue to experience a strong pricing environment for our products.

The gross margin improvement for the three and six months ended December 31, 2007 versus the same periods in 2006 was mainly a result of the higher selling prices previously discussed.    Combined raw material and chemical prices were higher for the three and six months ended December 31, 2007 versus the same periods in 2006 by $7.0 million and $11.8 million, respectively.  Partially offsetting the increased prices was reduced wood and chemical usage at our wood fibers plant, and reduced waste and improved shipment mix at our airlaid nonwoven materials plants.

Selling, research and administrative expenses for the three and six months ended December 31, 2007 increased versus the same periods in the prior year.  The increase was due to higher anticipated bonus payments based on our improved results.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and six months ended December 31, 2007and 2006.

(millions)	Three Months Ended December 31
	2007	2006	Change	% Change
Net sales	$148.2	$130.1	$18.1	14%
Operating income	25.9	13.2	12.7	96%

(millions)	SixMonths Ended December 31
	2007	2006	Change	% Change
Net sales	$283.9	$265.0	$18.9	7%
Operating income	48.0	25.5	22.5	88%

Net sales increased primarily due to higher prices and shipment volumes for the three months ended December 31, 2007versus the same period in 2006.  For the six months ended December 31, 2007 versus the same period in 2006, net sales were up due to higher prices, but were slightly offset by lower shipment volume, mainly at our Memphiscotton facility.  Prices were up about 7% for the six-month period on our cotton and wood specialty products as a result of price increases implemented during the year.  Fluff pulp pricing increasedby $122 per toncompared to the six-month period a year ago.

During the three and six months ended December 31, 2007, operating income improved compared to the same period in 2006.  The favorable impact of higher sales volume and prices, previously discussed, was partially offset by higher raw material costs at all sites for both the three and six-month periods.  Increased prices on cotton linters accounted for more than half of the increase in raw material costs for both the three and six-month periods.  Higher chemical prices and unfavorable exchange rate movement in Brazilalso had an unfavorable impact for both the three and six months ended December 31, 2007.  However, reductions in chemical usage at our Floridaspecialty wood plant were sufficient to offset the increases in chemical prices at that plant.

We continue to make progress at our Americanacotton fiber facility in Brazil.  Our operating loss at Americanaduring the three and six months ended December 31, 2007 versus the three and six months ended December 31, 2006 was reduced by $0.8 million and $2.4 million, respectively, in spite of the stronger Brazilian currency and higher cotton linter prices.  This was due to a combination of improved operating rate and yields, increased volume, higher selling prices and significant reductions in the plant’s fixed direct costs.  The operating loss of this facility improved slightly over the three months ended September 30, 2007, as the facility continues to operate at 60% to 65% of the plant’s capacity due to constraints on raw material availability.  The plant is currently operating close to a cash breakeven level.

Raw material availability in our specialty cotton fiber business continues to limit production.  The harvest of the cotton crop was smaller this year in North America.  The cotton crop in Brazilthis year was up 40% from the prior year, but the amount of seed delinted and crushed for oil will not increase as much as we had hoped.  We are strengthening relationships with existing raw material suppliers to increase delinting capacity and assisting with their expansion plans.  This looks positive, but will take time to implement.  Improving our lint supply is a top priority.  As more lint becomes available, we intend to ramp up production levels at our cotton fiber facilities.  In the near term, we expect to continue to operate the Americana, Brazilfacility at its current rate of approximately 2,200 tons per month.  Due to the constraints of the North American cotton crop, the Memphis, Tennesseefacility is expected torun at approximatley70%to 75%of capacity for the rest of our fiscal year.

Nonwoven materials

The following tablescompare nonwoven materials net sales and operating income for the three and six months ended December 31, 2007and 2006.

(millions)	Three Months Ended December 31
	2007	2006	Change	% Change
Net sales	$72.0	$62.5	$9.5	15%
Operating income	5.3	4.8	0.5	10%

(millions)	SixMonths Ended December 31
	2007	2006	Change	% Change
Net sales	$143.6	$127.5	$16.1	13%
Operating income	13.2	10.8	2.4	22%

The increase in net sales during the three and six months ended December 31, 2007versus the same period in 2006was due to several factors.  Volume increasesaccounted for approximately$2.8 million and $4.6 million, respectively, of thisimprovement, as shipment volume for our three airlaid nonwovens plants was up 4% compared to the same period in 2006.  Improved pricingaccounts for $1.8 million and $3.3 million, respectively, of the increase in sales and improved product mixcontributedapproximately$1.7 million and $3.0 million, respectively, in additional revenues. The improved product mix relates to increased shipments to European customers from our North American plants.  Additionally, the strengthening of the europrovided $3.2 million and $5.2 million, respectively, in increased revenues.

Operating income increased by $0.5 million for the three months ended December 31, 2007 versus the same period in 2006.  The impact of higher selling prices along with favorable product mix and continued reductions in waste were sufficient to offset higher raw material, energy and transportation costs.

During the six months ended December 31, 2007 versus the six months ended December 31, 2006, operating income improved by $2.4 million mainly due to higher selling prices, favorable product mix and reduced waste.  Operating income for this period also benefited from better capacity utilization in North Americadue to higher production and shipment volumes.    Higher raw material prices and energy costs were the main unfavorable components of the year over year operating income comparison.

In January, our nonwovens business lost a significant volume of business following negotiations with a long-time customer.  As a result of this loss, we will be reducing the shifts from seven to five at our Canadian nonwovens facility in Delta, B.C., resulting in a reduction of 20 to 25 employees out of a current site head-count of 142 and reduced capacity utilization to approximately 50% of the site’s capacity down from approximately 75%.  We also anticipate a similar magnitude reduction in staff in our folding operations at our European airlaid facility relating to this loss of business.  We are exploring opportunities to leverage our Delta plant’s unique capabilities and capacity to replace this lost volume in North America, but we expect this will take some time.  In our European mill in Steinfurt, Germany, we anticipate that we will continue to operate the mill at capacity, although with a different mix which could reduce shipment volumes and sales revenue from that mill.  With this sales reduction, we anticipate nonwovens sales revenue and operating income will decline by approximately $12 million and $3 million, respectively, for the quarter ending March 31, 2008 from the quarter ended December 31, 2007.

Corporate

The following tables compare corporate net sales and operating loss for the three and six months ended December 31, 2007 and 2006.

(millions)	Three Months Ended December 31
	2007	2006	Change	% Change
Net sales	$(9.3)	$(7.9)	$(1.4)	18%
Operatingloss	(1.3)	(0.7)	(0.6)	86%

(millions)	SixMonths Ended December 31
	2007	2006	Change	% Change
Net sales	$(19.2)	$(16.3)	$(2.9)	18%
Operatingloss	(2.8)	(1.5)	(1.3)	87%

Our intercompany net sales elimination for the three and six months ended December 31, 2007 were up $1.4 million and $2.9 million, respectively, compared to the same periods in 2006 as wood pulp shipments from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants were up by these amounts compared to the same periods in 2006.  The operating loss for the corporate segment for the three and six months ended December 31, 2007 increased by $0.6 million and $1.3 million, respectively, due to an increase in unallocated administrative expenses.  The total loss of $2.8 million for the six months ended December 31, 2007 consists of $1.8 million in unallocated at-risk compensation for executive officers and certain other employees, $0.9 million in intellectual property amortization expenses and $0.1 million in restructuring expenses.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.9million and $3.5 million for the three and six monthsending December 31, 2007, respectively,versus the same period in the prior year.  Net interest expense decreased primarily due todebt reduction of $70.4 million at December 31, 2007 versus December 31, 2006.  The weighted average effective interest rate on our variable rate debt decreased from 7.5% at December 31, 2006to 6.1% at December 31, 2007.

 Income tax

 On July 1, 2007, we adopted the provisions ofFASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption, we recorded an adjustment of approximately $0.9 million to reduce the opening balance of retained earnings.  At adoption, our unrecognized tax benefits totaled $1.8 million.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions. As of December 31, 2007, we remainedsubject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2007, Canadian income tax returns for the years ended June 30, 2002 through June 30, 2007 and German tax filings for the yearsended June 30,2003 through June 30, 2007.

Our effective tax rate for the three and six months ended December 31, 2007was 35.4%and 31.4% versus 45.8%and 43.9%, respectively, for the same periodsin 2006.  During the three months ended December 31, 2007, the main reasons for the decrease were lower losses in Brazil, for which we recorded a 100% valuation allowance, and the lower tax rate in Germany.  The rate decreasefor the sixmonth period ended December 31, 2007resultedfrom a recently enacted German tax rate reduction and lower losses in Brazil, for which we recorded a 100% valuation allowance.  Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the 2008fiscal year to be 34.0%.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of December 31, 2007,and believe we will continue to remain in compliancefor the foreseeable future.

On December 31, 2007, we had $23.6million of cash and cash equivalents and $112.9million borrowing capacity on our revolving credit facility. The portion of this capacity that we mayborrow, if any,will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility. As of December 31, 2007, our liquidity, including available borrowings and cash and cash equivalents,was approximately $136.5million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the sixmonth periods ended December 31, 2007and December 31, 2006.

	SixMonths Ended December 31
(millions)	2007	2006
Operating activities:
Net income	$27.4	$7.6
Noncash charges and credits, net	38.5	29.8
Changes in operating assets and liabilities, net	(11.8)	16.7
Net cash provided by operating activities	54.1	54.1

Investing activities:
Purchases of property, plant and equipment	(18.7)	(14.3)
Other investing activities	(0.1)	0.2
Net cash used in investing activities	(18.8)	(14.1)

Financing activities:
Net borrowings (payments) under lines of credit	82.0	(1.5)
Net borrowings (payments) on long-term debt and other	(113.7)	(35.7)
Net proceeds from sale of equity interests	5.7	1.1
Payments for debt issuance costs	(1.4)	-
Netcashused in financing activities	(27.4)	(36.1)

Effect of foreign currency rate fluctuations on cash	0.9	0.1

Net increase in cash and cash equivalents	$8.8	$4.0

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2007 was virtually the same as the same period in 2006.  While net income improved by $19.8million, there was a negative $15.8million change due to an increase in inventories in the sixmonths ended December 31, 2007 compared to a decrease in inventories in thesixmonths ended December 31, 2006.  Additionally, accounts receivable increased during the sixmonths ended December 31, 2007 due to higher salescompared to a decrease in the sixmonths ended December 31, 2006, which ledto another $7.6million negative impact between the two periods.

Net cash used in investing activities

Purchases of property, plant and equipment increased to $18.7 million during the sixmonths ended December 31, 2007versus $14.3 million during the same period in 2006primarily due to increased maintenance capital spending at our Perry, Floridaspecialty fibers facility. We expect that our total capital expenditures will be approximately $50million for fiscal 2008.

Net cash used in financing activities

During the three months ended September 30, 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amended and restated our existing credit facility.  Initially, we used the proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes and to redeem $20 million of the 2010 notes in mid-September 2007.    We reduced our debt by $32 million during the six months ended December 31, 2007, and we intend to continue to use cash from operations to reduce our debt and to fund a modest increase in capital spending.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We have not repurchased any shares of our common stock since fiscal year 2001. Through December 31, 2007, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of December 31, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008 (1)	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Thereafter

Long-term obligations (2)	$549,410	$18,912	$65,224	$174,774	$290,500
Capital lease obligationsand short-term debt (3)	812	443	369	-	-
Operating lease obligations	4,937	1,078	2,864	995	-
Timber commitments	35,953	5,523	24,227	6,203	-
Linter commitments(4)	19,733	19,733	-	-	-
Other purchase commitments (5)	30,246	12,977	8,729	4,880	3,660
Total contractual cash obligations	$641,091	$58,666	$101,413	$186,852	$294,160

(1)	Cash obligations for the remainder of fiscal 2008.

(2)	Amounts include related interest payments. Interest payments for variable debt of $82million are based on the effective rate as of December 31, 2007of 6.36% per annum.

(3)	Capital lease and short-term debt obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash flow to fund post-retirement benefit obligations has not materially changed since June 30, 2007.These obligations are not included in the table above,as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above. See Note 12, Employee Benefit Plans, to the Consolidated Financial Statementsin our fiscal 2007 Annual Report on Form 10-Kfor further information.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United Statesrequires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information they believe are reasonable. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

As of December 31, 2007, there have been no material changes in our market risk since the disclosure in our Annual Report.  We continue to have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  For the near term, this raw material availability will limit growth and increase our production costs.  While we have global operations, the majority of our transactions are denominated in U.S. dollars.  The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2007of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

Item 1.	Legal Proceedings

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that webreached ourobligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5millionplus accrued interest of approximately $2.4millionas of December 31, 2007.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by uswith regard to the intellectual property assets.   When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, wecanceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  Webelieve wehavemeritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 1, 2007, we held our Annual Meeting of Stockholders.  At the meeting Lewis E. Holland, Kristopher J. Matula and Virginia B. Wetherell were each re-elected as Class III directors to hold office for a three-year term or until their successors are elected and qualified.  For Mr. Lewis, 35,583,058 votes were cast in favor and 628,056 votes were withheld.  For Mr. Matula, 34,978,446 votes were cast in favor and 1,232,668 were withheld.  For Ms. Wetherell, 35,650,383 votes were cast in favor and 100,096 were withheld.

Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Katherine Buckman Gibson, Red Cavaney, John B. Crowe, David B. Ferraro, Lewis E. Holland, Kristopher J. Matula, and Virginia B. Wetherell.

The stockholders also ratified the appointment of Ernst & Young LLP, as our independent auditors. 33,723,614 votes were cast in favor of the ratification, 2,020,636 were cast against and 6,229 votes abstained.

The stockholders also approved the 2007 Omnibus Incentive Compensation Plan.  27,952,265 votes were cast in favor of approval, 5,671,930 were cast against and 12,607 votes abstained.

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

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: January 30, 2008

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: January 30, 2008