Form 10-Q
period 2008-03-31
BUCKEYE TECHNOLOGIES INC
filed 2008-05-06
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March31, 2008

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

As of April 30, 2008, there were outstanding 39,194,628Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		NineMonths Ended March 31
	2008	2007	2008	2007
Net sales	$201,865	$193,009	$610,186	$569,145
Cost of goods sold	167,664	160,070	493,351	477,853
Gross margin	34,201	32,939	116,835	91,292

Selling, research and administrative expenses	11,470	11,680	34,740	34,047
Amortization of intangibles and other	468	500	1,390	1,638
Restructuring costs	-	1,201	96	1,224
Operating income	22,263	19,558	80,609	54,383

Net interest expense and amortization of debt costs	(7,814)	(10,020)	(25,495)	(31,211)
Gain on sale of assets held for sale	-	-	-	355
Extinguishment of debt	-	(85)	(535)	(737)
Foreign exchange and other	313	422	51	674

Income before income taxes	14,762	9,875	54,630	23,464
Income tax expense	4,340	3,302	16,845	9,264

Net income	$10,422	$6,573	$37,785	$14,200

Earnings per share
Basic	$0.27	$0.17	$0.97	$0.38
Diluted	$0.26	$0.17	$0.96	$0.37

Weighted average shares for earnings per share
Basic	39,011	37,887	38,902	37,750
Effect of diluted shares	361	555	458	298
Diluted	39,372	38,442	39,360	38,048

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2008	June 30 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,835	$14,790
Accounts receivable –net	121,985	116,865
Inventories– net	103,531	86,777
Deferred income taxes and other	9,716	9,452
Total current assets	256,067	227,884

Property, plant and equipment	1,069,362	1,016,299
Less accumulated depreciation	(524,405)	(478,644)
	544,957	537,655
Goodwill	160,285	155,937
Intellectual property and other, net	29,947	30,346
Total assets	$991,256	$951,822

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$44,659	$41,030
Accrued expenses	55,302	49,532
Current portion of capital lease obligation	459	399
Short-term debt	647	-
Total current liabilities	101,067	90,961

Long-term debt	394,532	445,138
Accrued postretirement benefits	25,194	24,509
Deferred income taxes	56,379	41,761
Capital lease obligation	-	356
Other liabilities	2,508	1,943
Stockholders’ equity	411,576	347,154
Total liabilities and stockholders’ equity	$991,256	$951,822

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	NineMonths Ended March 31
	2008	2007
Operating activities
Net income	$37,785	$14,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,079	36,454
Amortization	1,666	2,354
Loss on early extinguishment of debt	535	737
Deferred income taxes and other	13,591	4,350
Gain on sale of assets held for sale	-	(355)
Loss on disposal of equipment	794	701
Provision for bad debts	(62)	170
Excess tax benefit from stock based compensation	(44)	(6)
Other	956	1,258
Changes in operating assets and liabilities:
Accounts receivable	(1,316)	(1,523)
Inventories	(13,955)	15,881
Other assets	(1,020)	(754)
Accounts payable and other current liabilities	3,714	6,631
Net cash provided by operating activities	80,723	80,098
Investing activities
Purchases of property, plant and equipment	(31,205)	(26,235)
Proceeds from sale of assets	-	521
Other	(253)	(380)
Net cash used in investing activities	(31,458)	(26,094)
Financing activities
Net borrowings under lines of credit	64,204	368
Payments on long-term debt and other	(113,918)	(50,127)
Payments for debt issuance costs	(1,401)	-
Net proceeds from sale of equity interests	5,742	2,308
Excess tax benefit from stock based compensation	44	6
Net cash used in financing activities	(45,329)	(47,445)
Effect of foreign currency rate fluctuations on cash	2,109	204
Increase in cash and cash equivalents	6,045	6,763
Cash and cash equivalents at beginning of period	14,790	8,734
Cash and cash equivalents at end of period	$20,835	$15,497

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2008are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 7, 2007 (“Annual Report”).  Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$150,928	$58,157	$(7,219)	$201,865
	2007	135,398	65,386	(7,775)	193,009
Operating income (loss)	2008	21,965	1,177	(879)	22,263
	2007	15,948	5,873	(2,263)	19,558
Depreciation and amortization of intangibles	2008	8,492	3,791	854	13,137
	2007	7,901	3,898	844	12,643
Capital expenditures	2008	10,981	1,298	234	12,513
	2007	8,727	1,845	1,338	11,910

Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$434,837	$201,753	$(26,403)	$610,186
	2007	400,399	192,841	(24,095)	569,145
Operating income (loss)	2008	69,920	14,404	(3,715)	80,609
	2007	41,430	16,698	(3,745)	54,383
Depreciation and amortization of intangibles	2008	24,664	12,264	2,542	39,470
	2007	23,458	12,034	2,649	38,141
Capital expenditures	2008	27,369	2,742	1,094	31,205
	2007	20,383	2,842	3,010	26,235

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

NOTE 3: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During fiscal 2007, we entered into a restructuring program that complementedour operations’ consolidations and involvedconsolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was$1,358and wascompleted during the three months ended September 30, 2007.  The remaining accrual of $116 will be paid over the next six months.  As a result of this restructuring, 22positions wereeliminated which will provide annual savings over $2,000.

		Period Ended March 31, 2008
	Accrual Balance as of December 31, 2007	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of March 31, 2008	Program Charges to Date
2007 Restructuring Program
Severance and employee benefits
Specialty fibers	$-	$-	$-	$-	$-	$791
Corporate	-	-	-	-	-	432
Other miscellaneous expenses
Specialty fibers	108	-	8	-	116	135
Total 2007 Program	$108	$-	$8	$-	$116	$1,358
In December 2006, the remaining assets located at our Glueckstadt facility were sold for $520. Since we previously had written the value of these assets down to $165, we recorded a gain on sale of assets held for sale of $355 during the nine months ended March 31, 2007.

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

The components of inventory consist of the following:

	March 31 2008	June 30 2007

Raw materials	$31,378	$25,816
Finished goods	49,199	39,335
Storeroom and other supplies	22,954	21,626
	$103,531	$86,777

NOTE 5:                       DEBT

The components of long-term debt consist of the following:

	March 31 2008	June 30 2007
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	-	59,948
2010	131,044	151,568
Credit facility	63,488	33,622
	$394,532	$445,138

Senior Notes- During September2003, we placed privately $200,000 in aggregate principal amount of 8.5% Senior Notes due October 1, 2013.  In fiscal year 2004, we exchanged these outstanding notes for public notes with the same terms.  The notes are unsecured obligations and are senior to any of our subordinated debt.  The notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors ofour senior secured indebtedness. The senior notes are redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption.

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

During June 1998, we completed a private placement of $150,000in aggregateprincipal amount of 8% unsecured Senior Subordinated Notes(the “2010 Notes”)due October 15, 2010.  In fiscal year 1999, we exchanged these outstanding notes for public notes with the same terms.  These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2006, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

On September 24, 2007, we redeemed $20,000 of the 2010 Notes.  As a result of this redemption, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 Notes.

Revolving Credit Facility- On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amendedand restated ourexisting credit facility.  Initially, we used proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% for daily borrowings or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00% for longer-term borrowings.  Our current interest rates are at the lowest end of these ranges available under the revolver.  We usedproceeds from this facility to redeem the remaining $60,000 of our 2008 notesandto redeem $20,000 of the 2010 notes in September2007.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, orEBITDA, and minimum ratio of consolidated EBITDA to consolidated interest expense.  As of March 31, 2008, we were in compliance with the financial covenants under the credit facility.

As of March 31, 2008, we had $131,045 available on the revolving credit facility.  The commitment fee, on the unused portion of the revolving credit facility, ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.   During the nine months ended March 31, 2008, we expensed $176 as early extinguishment of debt related to the write-off of deferred financing costs for the former term loan.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three and nine months ended March 31, 2008, the swap reduced our interest expense by $6 and $77, respectively.

NOTE 6:	COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	ThreeMonths Ended March 31		NineMonths Ended March 31
	2008	2007	2008	2007

Net income	$10,422	$6,573	$37,785	$14,200
Foreign currency translation adjustments –net	(675)	4,044	21,747	437
Unrealized losses on hedging activities	(591)	-	(1,076)	-
Comprehensive income	$9,156	$10,617	$58,456	$14,637

For the threeand nine monthsended March 31, 2008, the change in the foreign currency translation adjustment wasdue to fluctuations in the exchange rate of the U.S. dollar against the euro of $6,624 and $13,450, the Brazilian real of $(533) and $4,108and the Canadian dollar of $(6,766) and $4,189, respectively.

For the three and nine months ended March 31, 2007, the change in the foreign currency translation adjustmentwasprimarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $714 and $3,031,the Brazilian real of $2,903 and $2,649and the Canadian dollar of $774and $(5,201), respectively.

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

We file income tax returns with federal, state, local and foreign jurisdictions. As of March 31, 2008, we remainedsubject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2007, Canadian income tax returns for the years ended June 30, 2002 through June 30, 2007 and German tax filings for the years ended June 30, 2003 through June 30, 2007.

Our effective tax rate for the three and nine months ended March 31, 2008was 29.4%and 30.8% versus 33.4%and 39.5%, respectively, for the same periodsin 2007.  During the three months ended March 31, 2008, the main reasons for the decrease were the identification of additional research and development tax credits for the fiscal years ended from June 30, 2003 through June 30, 2007.  The rate decreasefor the ninemonth period ended March 31, 2008resultedfrom a German tax rate reduction enacted in July 2007, lower losses in Brazil, for which we recorded a 100% valuation allowance and the previously discussed item that impacted the three month period.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		NineMonths Ended March 31
	2008	2007	2008	2007

Expected tax expense at 35%	$5,167	$3,456	$19,121	$8,212
German tax rate change	-	-	(2,245)	-
Domestic manufacturing deduction	(182)	-	(182)	-
R&D tax credits	(810)	-	(810)	-
Effect of foreign operations	193	821	115	431
Extraterritorial income benefit	-	(393)	-	(606)
Brazilian valuation allowance	472	355	1,319	2,494
Other	(500)	(937)	(473)	1,267
Income tax expense	$4,340	$3,302	$16,845	$9,264

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

	Three Months Ended March 31		NineMonths Ended March 31
	2008	2007	2008	2007
Service cost for benefits earned	$151	$150	$453	$449
Interest cost on benefit obligation	350	352	1,051	1,056
Amortization of unrecognized prior service cost	(251)	(251)	(752)	(752)
Actuarial loss	146	142	437	426
Total cost	$396	$393	$1,189	$1,179

NOTE 9: CONTINGENCIES

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that webreached ourobligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5,000plus accrued interest of approximately $2,508 as of March 31, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by uswith regard to the intellectual property assets.   When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, wecanceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  Webelieve wehavemeritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

    The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point, and some members of the public have also challenged the permit.   Based on the requirements anticipated inthe proposed permit, we expect to incur capital expenditures of approximately$12.5 million dollars over the next four years (beginning fiscal year 2008) on in-plant process changes, and additional capital expenditures of at least $50 million dollars over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued and whether there are any further changes to the proposed permit.  The revised permit may also include a condition requiring additionalstudies that could result in additional treatment costs beyond those expected under the previously proposedpermit. The EPA and FDEP have listed the Fenholloway Riveras an impaired water (not meeting all applicable water quality standards) under the Clean Water Act for certain pollutants.  The permitting proceedings discussed above are expected to address these water-quality issues.  See Note 20 “Contingencies” to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$32,029	$133,671	$44,071	$(7,906)	$201,865
Cost of goods sold	29,193	105,013	41,273	(7,815)	167,664
Gross margin	2,836	28,658	2,798	(91)	34,201

Selling, research and administrative expenses, and other	(4,610)	14,099	2,449	-	11,938

Operating income(loss)	7,446	14,559	349	(91)	22,263

Other income (expense):
Net interest income (expense) and amortization of debt	(8,117)	142	161	-	(7,814)
Other income (expense), including equity income (loss) in affiliates	3,979	(30)	485	(4,121)	313
Intercompany interest income (expense)	8,319	(6,495)	(1,824)	-	-

Income (loss) before income taxes	11,627	8,176	(829)	(4,212)	14,762

Income tax expense	1,205	2,843	249	43	4,340

Net income (loss)	$10,422	$5,333	$(1,078)	$(4,255)	$10,422

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NineMonths Ended March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$87,756	$399,710	$152,165	$(29,445)	$610,186
Cost of goods sold	77,041	309,265	136,401	(29,356)	493,351
Gross margin	10,715	90,445	15,764	(89)	116,835

Selling, research and administrative expenses, and other	(14,127)	41,552	8,705	-	36,130
Restructuring and impairment costs	69	-	27	-	96

Operating income	24,773	48,893	7,032	(89)	80,609

Other income (expense):
Net interest income (expense) and amortization of debt	(25,887)	26	366	-	(25,495)
Other income (expense), including equity income (loss) in affiliates	31,423	161	(155)	(31,913)	(484)
Intercompany interest income (expense)	24,982	(19,509)	(5,473)	-	-

Income (loss) before income taxes	55,291	29,571	1,770	(32,002)	54,630

Income tax expense (benefit)	17,506	10,137	(558)	(10,240)	16,845

Net income (loss)	$37,785	$19,434	$2,328	$(21,762)	$37,785

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$29,329	$123,376	$48,870	$(8,566)	$193,009
Cost of goods sold	24,987	99,807	43,751	(8,475)	160,070
Gross margin	4,342	23,569	5,119	(91)	32,939

Selling, research and administrative expenses, and other	2,341	8,140	1,699	-	12,180
Restructuring and impairment costs	473	51	677	-	1,201

Operating income (loss)	1,528	15,378	2,743	(91)	19,558

Other income (expense):
Net interest income(expense) and amortization ofdebt	(10,150)	12	118	-	(10,020)
Other income(expense), including equityincome (loss)in affiliates	12,642	(11)	443	(12,737)	337
Intercompany interest income (expense)	7,057	(4,798)	(2,259)	-	-

Income(loss) before income taxes	11,077	10,581	1,045	(12,828)	9,875

Income tax expense (benefit)	4,504	2,912	1,169	(5,283)	3,302

Net income (loss)	$6,573	$7,669	$(124)	$(7,545)	$6,573

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NineMonths Ended March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$90,035	$362,818	$142,880	$(26,588)	$569,145
Cost of goods sold	75,131	300,037	129,044	(26,359)	477,853
Gross margin	14,904	62,781	13,836	(229)	91,292

Selling, research and administrative expenses, and other	6,260	24,096	5,329	-	35,685
Restructuring and impairment costs	473	51	700	-	1,224

Operating income (loss)	8,171	38,634	7,807	(229)	54,383

Other income (expense):
Net interest income (expense) and amortization of debt	(31,312)	(87)	188	-	(31,211)
Other income (expense), including equityincome (loss)in affiliates	29,148	(81)	1,309	(30,084)	292
Intercompany interest income (expense)	21,369	(14,527)	(6,842)	-	-

Income (loss) before income taxes	27,376	23,939	2,462	(30,313)	23,464

Income tax expense(benefit)	13,176	7,344	3,294	(14,550)	9,264

Net income (loss)	$14,200	$16,595	$(832)	$(15,763)	$14,200

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$588	$74	$20,173	$-	$20,835
Accounts receivable, net	16,011	75,320	30,654	-	121,985
Inventories, net	23,532	58,619	22,397	(1,017)	103,531
Other current assets	2,798	6,477	441	-	9,716
Intercompany accounts receivable	-	85,817	-	(85,817)	-
Total current assets	42,929	226,307	73,665	(86,834)	256,067

Property, plant and equipment, net	58,884	328,919	157,154	-	544,957
Goodwill and intangibles, net	37,110	27,347	112,709	-	177,166
Intercompany notes receivable	372,717	-	-	(372,717)	-
Other assets, including investment in subsidiaries	393,199	261,433	115,949	(757,515)	13,066
Total assets	$904,839	$844,006	$459,477	$(1,217,066)	$991,256

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$8,165	$29,881	$6,613	$-	$44,659
Other current liabilities	22,950	19,280	14,178	-	56,408
Intercompany accounts payable	74,374	-	11,443	(85,817)	-
Total current liabilities	105,489	49,161	32,234	(85,817)	101,067

Long-term debt	394,532	-	-	-	394,532
Deferred income taxes	(15,751)	55,058	17,072	-	56,379
Other long-term liabilities	8,993	16,679	2,030	-	27,702
Intercompany notes payable	-	259,947	112,770	(372,717)	-
Stockholders’/invested equity	411,576	463,161	295,371	(758,532)	411,576
Total liabilities and stockholders’ equity	$904,839	$844,006	$459,477	$(1,217,066)	$991,256

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,329	$447	$8,014	$-	$14,790
Accounts receivable, net	15,147	71,753	29,965	-	116,865
Inventories, net	18,468	48,739	20,501	(931)	86,777
Other current assets	2,724	5,690	1,038	-	9,452
Intercompany accounts receivable	-	96,305	-	(96,305)	-
Total current assets	42,668	222,934	59,518	(97,236)	227,884

Property, plant and equipment, net	58,941	328,480	150,234	-	537,655
Goodwill and intangibles, net	15,805	49,786	108,361	-	173,952
Intercompany notes receivable	304,310	-	-	(304,310)	-
Other assets, including investment in subsidiaries	451,638	327,254	99,443	(866,004)	12,331
Total assets	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,799	$25,473	$7,758	$-	$41,030
Other current liabilities	18,843	17,684	13,409	(5)	49,931
Intercompany accounts payable	84,733	-	11,571	(96,304)	-
Total current liabilities	111,375	43,157	32,738	(96,309)	90,961

Long-term debt	445,138	-	-	-	445,138
Deferred income taxes	(38,450)	61,034	19,177	-	41,761
Other long-term liabilities	8,145	16,976	1,687	-	26,808
Intercompany notes payable	-	193,789	110,520	(304,309)	-
Stockholders’/invested equity	347,154	613,498	253,434	(866,932)	347,154
Total liabilities and stockholders’ equity	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NineMonths Ended March31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$44,019	$25,515	$11,189	$80,723

Investing activities:
Purchases of property, plant and equipment	(4,092)	(25,339)	(1,774)	(31,205)
Other	-	(253)	-	(253)
Net cash used in investingactivities	(4,092)	(25,592)	(1,774)	(31,458)

Financing activities
Net borrowingsunder line of credit	63,569	-	635	64,204
Net payments on long-term debt and other	(107,836)	(296)	-	(108,132)
Payments for debt issuance costs	(1,401)	-	-	(1,401)
Net cash provided by(used in)financing activities	(45,668)	(296)	635	(45,329)

Effect of foreign currency rate fluctuations on cash	-	-	2,109	2,109

Increase (decrease) in cash and cash equivalents	(5,741)	(373)	12,159	6,045
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$588	$74	$20,173	$20,835

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NineMonths Ended March 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$61,699	$24,310	$(5,911)	$80,098

Investing activities:
Purchases of property, plant and equipment	(5,327)	(18,200)	(2,708)	(26,235)
Other	-	(379)	520	141
Net cash used in investing activities	(5,327)	(18,579)	(2,188)	(26,094)

Financing activities
Netpayments under line of credit	368	-	-	368
Net borrowings (payments)onlong-term debt and other	(59,664)	(4,862)	14,405	(50,121)
Net proceeds from sale of equity interests	2,308	-	-	2,308
Net cash provided by (used in) financing activities	(56,988)	(4,862)	14,405	(47,445)

Effect of foreign currency rate fluctuations on cash	-	-	204	204

Increase(decrease) in cash and cash equivalents	(616)	869	6,510	6,763
Cash and cash equivalents at beginning of period	1,535	162	7,037	8,734
Cash and cash equivalents at end of period	$919	$1,031	$13,547	$15,497

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the threeand ninemonths ended March 31, 2008to the threeand ninemonths ended March 31, 2007.

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

We had another good quarter, with earnings substantially improved from the year ago period, even though our operating performance fell short of our expectations.  Highlights for the quarter compared to the same quarter a year ago include:
•	Net sales increased 4.6% to $201.9 million
•	Gross margin was down slightly from 17.1% to 16.9%
•	Operating income was $22.3 million versus $19.6 million in the same quarter last year
•	Taxes were reduced by $0.8 million due to identification of additional R&D tax credits
•	Long-term debt fell to $394.5 million at quarter-end, reducing net interest expense and amortization of debt costs by $2.2 million.
•	Net income increased 59% to $10.4 million

While sales for the quarter were up about 5% compared to the same period a year ago, sales were down $9 million for the January-March quarter compared to the October-December quarter.  Sales for our Nonwovens segment were off $14 million compared to the October-December quarter mainly due to the previously announced volume loss with a large customer at the beginning of January.   This reduction in sales was about $2 million higher than we had previously indicated, primarily due to weaker than expected sales into the North American wet wipes market during the quarter.   We continue to see strong demand and a strong pricing environment for our products in the Specialty Fibers segment of our business, where sales were up $3 million for the quarter compared to the October-December quarter.  However, our Specialty Fibers sales were about $3.5 million lower than expected from our Perry, Florida wood cellulose facility due to unplanned maintenance outages and delayed shipments due to outbound ocean vessel availability issues.   Also, sales of our UltraFiber 500TM  product were down $1.1 million from the October-December quarter, due to the normal seasonal construction slow-down and the housing slump.

We implemented selling price increases averaging about 8% on January 1, 2008 across our wood specialty fibers business and cotton specialty fibers prices were up about 7% on the average for the January-March quarter compared to the October-December quarter.  Fluff pulp prices were up $14 per ton for the same periods, and Nonwovens selling prices were essentially unchanged.  These selling price increases added $7.8 million to operating income for the quarter compared to the October-December quarter.  However, in spite of these healthy price increases, our gross margin dropped from 19.9% in the October-December quarter to 16.9% in the January-March quarter due to higher raw material, chemicals, energy and transportation costs and lower production volumes for Nonwovens and at our Florida wood cellulose facility.   Raw material costs were up $3.4 million between these two quarters, with $2.8 million of this coming from higher costs for cotton fibers.   Chemicals, energy (fossil fuels and purchased electrical power), and transportation costs were each up about $1 million from the October-December quarter to the January-March quarter.

Transitioning our Americanaplant to a profitable operation continues to be a challenge as our sales out of that facility are constrained due to limited raw material supply.   While our operating loss is down significantly year over year for both the three month and nine month periods, over the past four quarters our operating loss at Americanahas stayed fairly constant in the range of $0.8 million to $1.0 million per quarter, and we have been operating close to cash breakeven during that time.   Over the past four quarters we have raised our selling prices aggressively to cover rapidly escalating cotton fiber prices.  Between the October-December quarter and the January-March quarter, selling prices were up 10% and cotton linter costs were up 9%.   We expect these increases between the January-March quarter and the April-June quarter to be 9% for selling prices and 32% for cotton linters, as our annual purchase agreements for cotton linters expire from last year.   We expect Americana’s operating loss in the April-June quarter to remain in the $0.8 million to $1.0 million range. We do not expect that we can keep our loss from deteriorating in the July-September quarter and beyond unless these cost increases on cotton linters reverse themselves soon.

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

The housing downturn is continuing to impact our rate of growth and revenue of UltraFiber500TMto ready mix suppliers.  We currently anticipate revenue growth of approximately 10% over our last fiscal year.

Strong cash flow generation enabled us to reduce debt by $50.0million during the ninemonths ended March 31, 2008.  We have reduced our debt by $76.1 million over the past twelve months.  As a result, our net interest expense for the three and nine months ended March 31, 2008 was down $2.2 million and $5.7 million, respectively, compared to the three and nine months ended March 31, 2007.  Our effective tax rate for the quarter, which was 29.4% versus 33.4% in the same quarter last year, benefitedby $0.8million from the identification of additional R&D tax credits for the 2003 – 2007 fiscal years.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and nine months ended March 31, 2008and 2007.
(millions)	Three Months Ended March 31				NineMonths Ended March 31
	2008	2007	Change	% Change	2008	2007	Change	% Change
Net sales	$201.9	$193.0	$8.9	4.6%	$610.2	$569.1	$41.1	7.2%
Cost of goods sold	167.7	160.1	7.6	4.7	493.4	477.9	15.5	3.2
Gross margin	34.2	32.9	1.3	4.0	116.8	91.2	25.6	28.1
Selling, research and administrative expenses	11.5	11.6	(0.1)	(0.9)	34.7	34.0	0.7	2.1
Amortization of intangibles and other	0.4	0.5	(0.1)	(20.0)	1.4	1.6	(0.2)	(12.5)
Restructuring costs	-	1.2	(1.2)	(100.0)	0.1	1.2	(1.1)	(91.7)
Operating income	$22.3	$19.6	$2.7	13.8%	$80.6	$54.4	$26.2	48.2%

Three Months Ended March 31
Sales were $201.9 million, up $8.9 million or 4.6% over the same period last year.   Selling prices were significantly higher, up 9.4% on the average compared to the same period a year ago and accounting for $18.1 million in incremental sales year over year.   Sales volumes have declined year over year, accounting for a reduction in sales of $12.7 million compared to the same period in 200, partially offsetting the impact of higher prices.  This reduction in volume was mostly due to the previously announced volume loss with a large customer in our Nonwovens segment.

Gross margin was $34.2 million, up only $1.3 million compared to the same period a year ago, as increased costs offset most of the benefits realized from the $18.1 million in higher selling prices.   As a percent of sales, gross margin fell slightly from 17.1% to 16.9% year over year.  Our costs were significantly higher versus the same period in 2007.  Raw material prices were up $8.7 million year over year, with cotton fiber costs accounting for $6.8 million of this increase.   Costs were also up for chemicals ($1.8 million), energy ($1.4 million) and transportation costs ($1.4 million) over the same period a year ago.    Lower capacity utilization in Nonwovens accounted for an additional $3.6 million cost increase from the same period a year ago.

    Selling, research and administrative expenses were approximately the same versus the same period in 2007.

Nine MonthsEnded March 31
Year-to-date sales were up $41.1 million or 7.2% over the same period in 2007.   Selling prices were significantly higher, up 11.6% on the average compared to the same period a year ago and accounting for $48.1 million in incremental sales year over year.   Sales volumes have declined year over year, accounting for a reduction in sales of $17.3 million compared to the same period in 2007, partially offsetting the favorable price increases.  There were two factors driving this decline in sales volume. Constraints on production levels at our two cotton linter pulp mills due to limited availability of cotton linters resulted in a combined 7% reduction in shipment volume year over year from those mills.    In addition, Nonwovens shipment volume was down 4% year over year as a result of the loss of business with a large customer in January.

Year-to-date gross margin was $116.8 million, up $25.6 million or 28.1% compared to the same period in 2007.   As a percent of sales, gross margin improved from 16.0% to 19.1% year over year.  Selling price increases of $48.1 million were high enough to more than offset the impact of higher costs for raw materials and the impact of lower shipment and production volumes.  Our  raw material costs were higher year over year ($18.7 million), mainly in our cotton specialty fibers ($11.2 million) and nonwoven materials ( $5.8 million) businesses.  The raw material cost increase in our nonwovens business was driven by higher costs for wood pulp, synthetic fibers and latex binder.   Increased chemical costs ($3.6 million) overall were partially offset by the favorable impacts of lower wood and chemical usage ($4.3 million) at our Perry, Florida specialty wood fibers facility, and reduced waste at our nonwovens plants.

Selling, research and administrative expenses increased slightly versus the same period in 2007.  The increase was due to higher anticipated bonus payments based on our improved results.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and nine months ended March 31, 2008and 2007.

(millions)	Three Months Ended March 31
	2008	2007	Change	% Change
Net sales	$150.9	$135.4	$15.5	11.4%
Operating income	22.0	15.9	6.1	38.4%

(millions)	NineMonths Ended March 31
	2008	2007	Change	% Change
Net sales	$434.8	$400.4	$34.4	8.6%
Operating income	69.9	41.4	28.5	68.8%

Net sales increased due to higher prices for the three months ended March 31, 2008versus the same period in 2007.  For the nine months ended March 31, 2008 versus the same period in 2007, net sales were up due to higher prices, but this was slightly offset by lower shipment volume, mainly at our Memphiscotton facility.  Selling prices were up approximately 9% for the three-month period on our wood specialty products as a result of price increases implemented in January and are approximately 7% higher for the nine-month period.  Prices were up approximately 15% and 11% for the three and nine month periods, respectively, on our cotton specialty products due to price increases implemented over the course of the year.  Fluff pulp pricing increasedbyabout $100 and $115, respectively, per toncompared to the same three and nine month periods in 2007.

During the three months ended March 31, 2008, operating income improved by $6.1 million or 38.4% compared to the same period in 2007.   For the three month period, the favorable impact of higher selling prices ($17.6 million) was partially offset by higher raw material costs ($6.8 million).   Most of the increase in raw material costs was for cotton fibers, for which costs were up 46% year over year.  Higher selling prices for cotton specialty products were sufficient to offset these higher cotton fiber costs and overall operating income at our specialty cotton mills was about flat compared to the year ago quarter.   Higher prices on specialty wood fibers and fluff pulp together with reductions in raw materials, chemicals and energy usage were sufficient to more than offset an increase in wood fiber costs, higher chemicals and energy costs and higher direct cost spending at our Perry, Floridaspecialty wood mill.

During the ninemonths ended March 31, 2008, operating income improved by $28.5 million or 68.8% compared to the same period in 2007.   For the nine month period, the favorable impact of higher selling prices ($46.5 million) was partially offset by higher raw material costs ($12.9 million).   Most of the increase in raw material costs was for cotton fibers, for which costs were up 30% year over year.  Higher selling prices for cotton specialty products were sufficient to offset these higher cotton fiber costs and overall operating income year-to-date at our specialty cotton mills was about flat compared to the same period a year ago as reductions in chemical usage and direct cost spending at these mills were enough to offset the negative impact of increased chemical costs, a stronger Brazilian currency and lower volumes at the Memphis mill caused by limited cotton fiber supplies.   Higher prices on specialty wood fibers and fluff pulp together with reductions in usage of  raw materials, chemicals and energy were sufficient to more than offset a 4% increase in wood fiber costs, along with higher chemicals, energy and transportation costs and higher direct cost spending at our Perry, Floridaspecialty wood mill.

Our operating loss at Americana during the three months ended March 31, 2008 versus the three months ended March 31, 2007 was reduced by $1.3 million, as higher selling prices (23%), improved operating rates and significant reductions in the plant’s fixed direct costs more than offset the impacts of higher cotton linter costs (46%), increased natural gas prices and a strengthening Brazilian currency (1.74 vs. 2.12 BRL / USD).  Over the past four quarters, our operating loss at Americana, while reduced significantly over the prior year, has stayed fairly constant in the range of $0.8 million to $1.0 million per quarter, and we have been operating close to cash breakeven during that time.   Between the October-December quarter and the January-March quarter, selling prices were up 10% and cotton linter costs were up 9%.   We expect these increases between the January-March quarter and the April-June quarter to be 9% for selling prices and 32% for cotton linters, as our annual purchase agreements for cotton linters expire from last year.   We expect Americana’s operating loss in the April-June quarter to remain in the $0.8 million to $1.0 million range. We do not expect that we can keep our loss from deteriorating in the July-September quarter and beyond unless these cost increases on cotton linters reverse themselves soon.

Raw material availability in our specialty cotton fiber business continues to limit production.  The harvest of the cotton crop was smaller this year in North America.  The cotton crop in Brazilthis year was up 40% from the prior year, but the amount of seed delinted and crushed for oil will not increase as much as we had hoped.  We are strengthening relationships with existing raw material suppliers to increase delinting capacity and assisting with their expansion plans.  This looks positive, but will take time to implement.  Improving our lint supply is a top priority.  As more lint becomes available, we intend to ramp up production levels at our cotton fiber facilities.  For the rest of calendar year 2008, we expect to continue to operate the Americana, Brazilfacility at its current rate of approximately 2,200 tons per month due to constraints on raw material availability assuming we are able to purchase sufficient cotton linters at a reasonable price.  The Memphis, Tennesseefacility is expected torun at approximately75%to 80%of capacity for the rest of the calendaryear due to the constraints of the North American cotton crop.

Nonwoven materials

The following tablescompare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2008and 2007.

(millions)	Three Months Ended March 31
	2008	2007	Change	% Change
Net sales	$58.2	$65.4	$(7.2)	(11.0)%
Operating income	1.2	5.9	(4.7)	(79.7)%

(millions)	NineMonths Ended March 31
	2008	2007	Change	% Change
Net sales	$201.8	$192.8	$9.0	4.7%
Operating income	14.4	16.7	(2.3)	(13.8)%

Nonwoven materials sales decreased during the three months ended March 31, 2008 versus the same period in 2007 due mainly to the loss of a significant volume of business with a long-time customer.  Partially offsetting the volume loss during the three month period were improved pricing and improved product mix.  During the nine months ended March 31, 2008, sales increased versus the same period in 2007.  The losses previously mentioned were partially offset by strong volume in the first two quarters of the fiscal year.  Also offsetting the lower volume during the nine month period were improved pricing and improved product mix which contributed $4.7 million and $3.6 million, respectively,to the sales increase.  The strengthening of the euro provided $3.2 million and $8.5 million, respectively,for the three and nine months ended March 31, 2008 to the increased revenues.

Operating income decreased by $4.7 million for the three months ended March 31, 2008 versus the same period in 2007, primarily due to the loss of business mentioned above.   The impact of higher selling prices (up about 2% year over year), favorable product mix and the strengthened euro partially offset the impact of higher raw material costs for fluff pulp, bi-componentfiber and latex binder, and higher energy and transportation costs.

Operating income decreased by $2.3 million for the nine months ended March 31, 2008 versus the same period in 2007.  The impact of higher selling prices (up about 2% year over year), favorable product mix, reduced wasteand the strengthened euro was not enough to offset the negative impacts of lost volume, higher raw material costs for fluff pulp, bi-componentfiber and latex binder, and higherenergy transportation costs.

In February we reduced the operating shifts from seven to five at our Canadian nonwovens facility due to the loss of significant volume.  We have recently replaced a sizable portion of that lost businessand we plan to add one shift back to our Canadian facilityas the business ramps up.  We anticipate that sales revenue and operating income for the nonwovens business will increase by about $3million and $1 million, respectively, in the quarter ending June 30, 2008 versus the quarter ended March 31, 2008.

Corporate

The following tables compare corporate net sales and operating loss for the three and nine months ended March 31, 2008 and 2007.

(millions)	Three Months Ended March 31
	2008	2007	Change	% Change
Net sales	$(7.2)	$(7.8)	$0.6	7.7%
Operatingloss	(0.9)	(2.3)	1.4	60.9%

(millions)	NineMonths Ended March 31
	2008	2007	Change	% Change
Net sales	$(26.4)	$(24.1)	$(2.3)	(9.5)%
Operatingloss	(3.7)	(3.7)	-	-

Our intercompany net sales elimination represents intercompany sales from our Floridaand Memphisspecialty fiber facilities to our airlaid nonwovens plants.  The operating loss for the corporate segment for the three months ended March 31, 2008 decreased by $1.4 million compared to the same period in 2007 because we recorded $1.2 million in restructuring expenses in the prior year period and none in the current year period.   The total loss of $3.7 million for the nine months ended March 31, 2008 consists of $2.2 million in unallocated at-risk compensation for executive officers and certain other employees, $1.4 million in intellectual property amortization expenses and $0.1 million in restructuring expenses.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.2million and $5.7 million for the three and nine monthsending March 31, 2008, respectively,versus the same period in the prior year.  Net interest expense decreased primarily due todebt reduction of $76.1 million at March 31, 2008 versus March 31, 2007.  The weighted average effective interest rate on our variable rate debt decreased from 7.5% at March 31, 2007to 5.2% at March 31, 2008.

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

We file income tax returns with federal, state, local and foreign jurisdictions. As of March 31, 2008, we remainedsubject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2007, Canadian income tax returns for the years ended June 30, 2002 through June 30, 2007 and German tax filings for the yearsended June 30,2003 through June 30, 2007.

Our effective tax rate for the three and nine months ended March 31, 2008was 29.4%and 30.8% versus 33.4%and 39.5%, respectively, for the same periodsin 2007.  During the three months ended March 31, 2008, the main reasons for the decrease were the identification of additional research and development tax credits for the fiscal years ended from June 30, 2003 through June 30, 2007.  The rate decreasefor the ninemonth period ended March 31, 2008resultedfrom a German tax rate reduction enacted in July 2007, lower losses in Brazil, for which we recorded a 100% valuation allowance and the previously discussed item that impacted the three month period.  Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation. We currently expect the effective tax rate for the 2008fiscal year to be 32.0%.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants. We were in compliance with these covenants as of March 31, 2008,and believe we will continue to remain in compliancefor the foreseeable future.

On March 31, 2008, we had $20.8million of cash and cash equivalents and $131.0million borrowing capacity on our revolving credit facility. The portion of this capacity that we mayborrow, if any,will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.  As of March 31, 2008, our liquidity, including available borrowings and cash and cash equivalents,was approximately $151.8million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the ninemonth periods ended March 31, 2008and March 31, 2007.

	NineMonths Ended March 31
(millions)	2008	2007
Operating activities:
Net income	$37.8	$14.2
Noncash charges and credits, net	55.5	45.7
Changes in operating assets and liabilities, net	(12.6)	20.2
Net cash provided by operating activities	80.7	80.1

Investing activities:
Purchases of property, plant and equipment	(31.2)	(26.2)
Proceeds from sale of assets	-	0.5
Other investing activities	(0.3)	(0.4)
Net cash used in investing activities	(31.5)	(26.1)

Financing activities:
Net borrowings under lines of credit	64.2	0.4
Payments on long-term debt and other	(113.9)	(50.1)
Net proceeds from sale of equity interests	5.8	2.3
Payments for debt issuance costs	(1.4)	-
Netcashused in financing activities	(45.3)	(47.4)

Effect of foreign currency rate fluctuations on cash	2.1	0.2

Net increase in cash and cash equivalents	$6.0	$6.8

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2008 was virtually the same as the same period in 2007.  While net income improved by $23.6 million, there was a negative $29.8million change due to an increase in inventories in the ninemonths ended March31, 2008compared to a decrease in inventories in theninemonths ended March31, 2007.  An increase in deferred income taxes of $9.2 million, due to increased profits in the U.S.where we have a net operating loss offsetting profits, improved our cash position.

Net cash used in investing activities

Purchases of property, plant and equipment increased to $31.2 million during the ninemonths ended March 31, 2008versus $26.2 million during the same period in 2007primarily due to various maintenance and energy capital projects at our Perry, Floridaspecialty fibers facility. We expect that our total capital expenditures will be approximately $50million for fiscal 2008.

Net cash used in financing activities

During the three months ended September 30, 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amended and restated our existing credit facility.  Initially, we used the proceeds from this new credit facility and cash from operations to pay the outstanding balance on the former credit facility plus fees and expenses.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes and to redeem $20 million of the 2010 notes in mid-September 2007.    We reduced our debt by $49.7 million during the nine months ended March 31, 2008, and we intend to continue to use cash from operations to reduce our debt and to fund a modest increase in capital spending.  However, due to bond interest payments due in April and increased capital spending on the Foley energy project we expect our debt to increase slightly during the April-June quarter.

Treasury stock

Our board of directors has authorized the repurchase of up to 6 million shares of our common stock. Under this authorization, we will hold the repurchased shares as treasury stock and such shares will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. We have not repurchased any shares of our common stock since fiscal year 2001. Through March 31, 2008, we had repurchased a total of 5,009,300 shares under the current board authority.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K. The following table summarizes our significant contractual cash obligations as of March 31, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008 (1)	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Thereafter

Long-term obligations (2)	$523.1	$17.0	$61.4	$172.7	$272.0
Capital lease obligationsand short-term debt (3)	0.5	0.1	0.4	-	-
Operating lease obligations	4.9	0.5	3.2	1.2	-
Timber commitments	32.2	2.8	23.7	5.7	-
Linter commitments(4)	20.3	20.3	-	-	-
Other purchase commitments (5)	32.9	12.6	10.8	5.5	4.0
Total contractual cash obligations	$613.9	$53.3	$99.5	$185.1	$276.0

(1)	Cash obligations for the remainder of fiscal 2008.

(2)	Amounts include related interest payments. Interest payments for variable debt of $63.5million are based on the effective rate as of March 31, 2008of 5.2% per annum.

(3)	Capital lease and short-term debt obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

As of March 31, 2008, there have been no material changes in our market risk since the disclosure in our Annual Report.  We continue to have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  For the near term, this raw material availability will limit growth and increase our production costs.  While we have global operations, the majority of our transactions are denominated in U.S. dollars.  The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2008of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 1.	Legal Proceedings

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that webreached ourobligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5millionplus accrued interest of approximately $2.5millionas of March 31, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by uswith regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, wecanceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  Webelieve wehavemeritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

Date: May 5, 2008

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: May 5, 2008