Form 10-K
period 2008-06-30
BUCKEYE TECHNOLOGIES INC
filed 2008-08-27
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1518973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Tillman Street, Memphis, Tennessee	38112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (901) 320-8100

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New YorkStock Exchange

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 31, 2007, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $469.5million.

As of August 25, 2008, there were outstanding 39,160,377Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2008Annual Proxy Statement to be filed with the commission in connection with the 2008Annual Meeting of Stockholders are incorporated by reference into Part III and IV.

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

Company History

We and our predecessors have participated in the specialty cellulose market for over 85 years and have developed new uses for many cellulose-based products.  We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of the Procter & GambleCompany located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant.  We became a public company in November of 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany.  In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina.  In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Irelandand the United States. In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene’s airlaid nonwovens business.  The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germanyand Gaston County, North Carolina.  In March 2000, we acquired the intellectual property rights to the Stac-Pac™ folding technology. In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil.  In calendar 2001, we commenced operating the world’s largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

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

Product Groups	% of Fiscal 2008Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord High purity cotton ethers Film for liquid crystal displays	32%	Purity and strength Strength and heat stability High viscosity, purity and safety Transparency/clarity, strength and purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Laptop and desktop computers and
television screens

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	17%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	19%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	32%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

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

We purchase cotton linter fiber either directly from cottonseed oil mills or indirectly through agents or brokers.  We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically.  The majority of the cotton fiber processed in the Americana plant comes from within Brazil.

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

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  We continue to have raw material availability issues for our cotton linter fibers in both North America and Brazil.  We have increased our imported cotton linters purchases for specialty cotton fiber production in Memphis in order to minimize the impact of current constraints on North American cotton fiber availability.  For the near term, this raw material availability will limit our growth and increase production costs.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas.  These manufacturing inputs are subject to significant changes in prices and availability, which have adversely impacted our operating results.

Sales and Customers

Our products are marketed and sold through a highly trained and technically skilled sales force.  We maintain sales offices in the United States and Europe.  Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in over 60 countries around the world.  Our fiscal 2008 sales reflect this geographic diversity, with 42% of sales in North America, 37% of sales in Europe, 11% of sales in Asia, 4% of sales in South America and 6% in other regions.  Approximately 85% of our worldwide sales for fiscal 2008 were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 14, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2008 were as follows:

(in millions)
Sales by Destination
	2008		2007		2006
United States	$274	33%	$254	33%	$230	32%
Germany	72	9	66	9	59	8
Italy	62	7	72	9	66	9
Japan	39	5	38	5	38	5
Mexico	38	5	33	4	25	3
Canada	31	4	45	6	47	6
France	31	4	25	3	22	3
Brazil	30	3	25	3	21	3
Spain	26	3	26	3	25	3
All other	223	27	185	25	195	28
Total	$826	100%	$769	100%	$728	100%

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

Procter & Gamble is our largest customer, accounting for 10% of our fiscal 2008 net sales.  Our Specialty Fibers segment accountsfor approximately 66% of the total sales to Procter & Gamble.  No other customer accounted for greater than 5% of our fiscal 2008 net sales.

Research and Development

Our research and development activities focus on developing new products, improving existing products and enhancing process technologies to further reduce costs and respond to environmental needs.  We have research and development pilot plant facilities in Memphis, and we employ engineers, scientists and technicians who are focused on advanced products and new applications to drive future growth.  Our pilot plant facilities allow us to produce, test and deliver breakthrough products to the market place on a more cost-effective basis while minimizing interruptions to the normal production cycles of our operating plants.

Research and development costs of $8.2 million, $8.3 million and $9.2 million were charged to expense as incurred for the years ended June 30, 2008, 2007and 2006, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets. The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing.  The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets.  Major competitors include Archer-Daniels-Midland Company, Borregaard, RayonierInc. and Tembec Inc.

We believe that the number of producers is unlikely to grow significantly due to the substantial investment required to enter the mature specialty fibers market and due to sufficient existing capacity.  However, Sateri is in the process of adding 250,000 tons of specialty pulp capacity in Brazil (Bahia) in fiscal year 2008 and is currently operating in the start-up stage.  Also, a former Weyerhaeuser mill in Cosmopolis, Washington with an annual capacity of 155,000 metric tons may restart production.  We do not expect that this planned increase in industry capacity will adversely impact our specialty fibers business in our fiscal year 2009.  However, it is possible that it could have an impact in the following fiscal year.

Although global demand for fluff pulp is growing by 3% to 5% annually, fluff pulp prices tend to vary directly with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets.  We also used approximately 41,000 metric tons of fluff pulp from our Perry, Florida wood cellulose facilityduring this fiscal year as a key raw material in our airlaid nonwovens operations. We currently produce less than 6% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowaterInc., International PaperCompany, GP Cellulose, LLC, Rayonier and Weyerhaeuser.  We understand International Paper has added capability at two of its mills to begin producing fluff pulp and GP Cellulose announced it is adding capacity at its Brunswick mill, both of which will create additional fluff pulp capacity.  The potential added capacity from these and other smaller announced additions is in the 500,000 to 600,000 ton range over a two year period (2008 to 2009) compared to a current global market size 4.5 million tons annually.

Demand for airlaid nonwovens grew significantly in the 1990’s.  Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied.  Buckeye is the leading supplier of airlaid nonwoven materials worldwide.  The markets we compete in also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Ahlstrom, FiberwebPlc, Concert IndustriesLtd., DuniAB, Koch Industries,Inc., Kimberly-ClarkCorporation and Polymer Group, Inc.

 While the North American industry is operating in an environment of excess supply, there is limited availability of airlaid nonwoven capacity in Europe.  However, one of our competitors there, Fiberweb has commenced production at a new airlaid nonwovens plant in Italy with an annual capacity of approximately 10,000 metric tons, and Concert has announced another line at their Falkenhagen, Germany facility also with an annual capacity of 10,000 metric tons to be online in the fall of 2009.  In other parts of the world, Fiberweb has started up a second machine in China, also with approximately 10,000 metric tons of annual capacity, and Sambo started up a 10,000 metric tons per year line in South Koreathis year.

Intellectual Property

At June 30, 2008and 2007, we had intellectual property assets recorded totaling $16.6 million and $18.0 million, respectively.  These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pacв technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  The Stac-Pacв packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology we acquired to further differentiate us from our airlaid nonwovens competitors.  Stac-Pacв bales facilitate our customers’ high-speed production lines with a continuous flow of material. Stac-Pacв units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers.  Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Inflation

We have experienced a significant increase in our raw material, energy, chemicals and transportation costs over the past fiscal year.  We have been able to offset this cost inflation with significant increases in the selling prices of our products for the total year compared to the prior year.  While oil and natural gas prices have moderated from recent peaks, we are still facing rising cost trends.

Seasonality
Our business generally is not seasonal to a substantial extent, although we ship somewhat lower specialty fiber volume in the July – September quarter and somewhat lower nonwovens volume is shipped in the October – December quarter.

Employees

As of August 15, 2008, we employed approximately 1,500 employees, of whom approximately 1,100 are employed at our facilities in the United States. Approximately 55% of the U.S.employees are represented by unions at two plants in Perry, Floridaand Memphis, Tennessee.  Our Foley Plant’s labor agreement expired on March 31, 2008 and a new agreement is currently being negotiated.  The agreement for the Memphis Plant is in effect through March 18, 2009.  The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.  A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil. A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, King and Lumberton, North Carolinaare not unionized.

None of our facilities has had labor disputes or work stoppages in recent history.  The Foley and Memphis Plants have not experienced any work stoppages due to labor disputes in over 30 years and 50 years, respectively.  We consider our relationships with our employees and their representative organizations to be good.  An extended interruption of operations at any of our facilities, however,could have a material adverse effect on our business.

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

Other Information

Our website is www.bkitech.com.  We make available, free of charge, through our website under the heading “Investor Relations,” annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended.  The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

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

Safe HarborProvisions

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

Item 1A. Risk Factors

Our operations are subject to a number of risks including those listed below and discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  If any of the events described in the following risk factors actually occur, it could materially impact our results of operations and financial condition.

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

The markets for our products are all competitive.  Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold.  Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.  New competitors and the expansion of existing competitors could create a surplus capacity of the goods that we sell, which might cause us to either lose sales or lower the prices of our goods.  As examples of existing competitors expanding their production, Sateri has announced that it will add 250,000 tons of specialty pulp capacity in Braziland Weyerhauser could reopen a mill with an annual capacity of 155,000 metric tons.  In addition, Fiberweb and Sambo have increased airlaid nonwoven production capacity in Asia and Concert has announced additional capacity in Germanyin the fall of 2009.  Actions by our competitors and any surplus capacity could cause our profits to decline, affecting our operating results and financial condition.

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely impact our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  We have raw material availability issues at our Memphis and Americana specialty fibers plants.  We have the option to import cotton linters purchases for our Memphis specialty cotton fiber production in order to minimize the impact of current constraints on North American cotton fiber availability.  We have limited production at our Americana, Brazil and Memphis specialty fibers facilities because of raw material constraints.  For the near term, this raw material availability will limit growth and increase our production costs.  Additionally, energy and chemical costs have increased substantially in recent years, which has resulted in increased production costs for our products. Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

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

Risks related to our business

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

Procter & Gamble is our largest single customer.  We supply Procter & Gamble with fluff pulp and airlaid nonwovens, and sales to Procter & Gamble accounted for approximately 10% of our sales in fiscal year 2008.  In the event that Procter & Gamble fails to continue to purchase these products from us in substantial volume, our results of operations and financial condition could be materially and adversely affected, particularly if we are unable to attract new customers.

Our substantial indebtedness could adversely affect our financial health.

As of June 30, 2008, our total debt was approximately $394 million and our total debt, as a percentage of total capitalization, was 48%.  Our level of debt could have a significant adverse future effect on our business. For example:

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities.  As of August 15, 2008, we employed approximately 1,500 employees, of whom approximately 1,100 are employed at our facilities in the United States. Approximately 55% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement expired on March 31, 2008 and a new agreement is currently being negotiated.  The agreement for the Memphis Plant is in effect through March 18, 2009.  The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.

Employee representation is provided by a national union for non-management workers at our specialty fibers plant in Americana, Brazil, and a works council at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, Lumbertonand King, North Carolina are not unionized.

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

Based on the requirements anticipated in the proposed permit, we expect to incur capital expenditures of approximately $9.0 million over the next two years on in-plant process changes, and additional capital expenditures of at least $50 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factorsincluding when the permit is issued and whether there are any further changes to the proposed permit.  For additional information on environmental matters, see Note 17, Contingencies,to the Consolidated Financial Statements.  These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

Because approximately 67% of our sales are to customers outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in four countries and sell products in approximately 60 countries.  For the fiscal year ended June 30, 2008, sales of our products outside the United Statesrepresented approximately 67% of our sales.  The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales.  In addition, although approximately 82% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2008, the Memphis Plant operated at approximately 80% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. As of June 30, 2008, the Foley Plant operated at 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolinaon a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2008, the Lumberton Plant operated at approximately 100% of its capacity.

Americana Plant.  The Americana Plant is located in the city of Americanain the state of Sao Paulo, Brazilon 27 acres and is part of a multi-business industrial site with a capacity of approximately 40,000 annual metric tons of cotton cellulose.  As of June 30, 2008, the Americana Plant operated at approximately 65% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix. Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2008, was approximately 70% of its capacity.

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

Gaston Plant. The Gaston Plant is located in Gaston Countynear Mt. Holly, North Carolinaon an 80-acre site and has a total capacity of approximately 60,000 annual metric tons of airlaid nonwovens (43,000 annual metric tons based on current production mix) from two production lines.

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

Item 3. Legal Proceedings

We are involved in certain legal actions and claims arising in the ordinary course of business.  We believe that such litigation and claims will be resolved without a materially adverse effect on our financial statements as a whole.

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5millionplus accrued interest of approximately $2.6 million as of June 30, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, wecanceled the contingent note in the year ended June 30, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to defend against the claim vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock,Related Security Holder Mattersand Issuer Purchases of Equity Securities

Buckeye Technologies Inc.’s common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 4,000 shareholders on August 15, 2008, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2008		2007
	High	Low	High	Low
First quarter (ended September 30)	$17.81	$10.43	$9.00	$6.84
Second quarter (ended December 31)	18.77	11.46	12.72	8.33
Third quarter (ended March 31)	13.54	9.90	14.00	11.16
Fourth quarter (ended June 30)	12.19	8.45	16.25	11.75

We did not make any dividend payments during the fiscal years ended June 30, 2008 or 2007and have no plans to pay dividends in the foreseeable future.  We repurchased 300,000 shares of our common stock during the fiscal year ended June 30, 2008 and repurchased no shares during the fiscal year ended June 30, 2007. Due to certain debt agreements we are limited in our ability to make dividend distributions and share repurchases in the future.  The amount available will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

Issuer Purchases of Equity Securities

During fiscal years 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  During fiscal year 2008, we repurchased 0.3 million shares of our common stock at a total cost of $2.7 million.  At June 30, 2008, a total of 5.3 millionshares have been repurchasedunder these authorizations.  Below is a summary of our stock repurchases for the period ending June 30, 2008.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				990,700
April1 – April 30, 2008	-	-	-	990,700
May 1 – May 31, 2008	300,000	$9.07	300,000	690,700
June 1 – June 30, 2008	-	-	-	690,700
Total	300,000	$9.07	300,000	690,700

On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.

Performance Graph

The line graph below comparesthe cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the New York Stock Exchange (NYSE) Paper & Allied Products peer group for the five fiscal years ended June 30, 2008.  The graph and table assume that $100 was invested on June 30, 2003 in each of our common stock, the Standard & Poor’s index and the NYSE Paper & Allied Products peer group and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., The S&P 500 Index
And The NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)

$250
$200
$150
$100
$50
$0
6/03
6/04
6/05
6/06
6/07
6/08
Buckeye Technologies Inc.
S&P 500
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending June 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2003	2004	2005	2006	2007	2008

Buckeye Technologies Inc.	100.00	169.12	117.21	112.35	227.50	124.41
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S.& Foreign Cos.)	100.00	133.76	122.27	132.70	159.21	125.40

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2008(a)	2007(b)	2006(c)	2005(d)	2004(e)
Operating Data:

Net sales	$825,517	$769,321	$728,485	$712,782	$656,913

Operating income (loss)	100,333	81,211	44,420	57,601	(19,079)

Cumulative effect of changes in accounting, net of tax	-	-	-	-	5,720

Net income (loss)	47,102	30,118	1,980	20,204	(38,190)

Basic earnings (loss) per share	$1.21	$0.80	$0.05	$0.54	$(1.03)
Diluted earnings (loss) per share	$1.20	$0.79	$0.05	$0.54	$(1.03)

Pro forma amounts (f)
Net income (loss)	$47,102	$30,118	$1,980	$20,204	$(43,910)

Earnings (loss) per share
Basic	$1.21	$0.80	$0.05	$0.54	$(1.18)
Diluted	$1.20	$0.79	$0.05	$0.54	$(1.18)

Balance sheet data:
Total assets	$1,009,225	$951,822	$948,213	$949,737	$970,823
Total long-term debtand capital leases(including current portion)	$394,268	$445,893	$522,090	$538,982	$606,748

Ratio of earnings to fixed charges (g)	2.9x	2.1x	$(497)	1.4x	$(69,522)

(a)	Includes a pretax charge of $623 ($392 after tax) for early extinguishment of debt.

(b)
Includes a pretax benefit of $2,000 ($1,274 after tax) from a water conservation partnership payment.  Includes $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note.  Includes a pretax charge of $1,249 ($812 after tax) for restructuring costs and $832 ($521 after tax) for early extinguishment of debt.

(c)	Includes a pretax charge of $5,616 ($3,497 after tax) for restructuring and impairment costs. (See Note 3, Impairment of Long-Lived Assets and Assets Held for Sale).

(d)
Includes a pretax charge of $16,905 ($9,392 after tax) for restructuring and impairment costs.  Includes a pretax charge of $242 ($153 after tax) for loss on early extinguishment of debt. Includes a pretax gain of $7,203 ($4,682 after tax) for gain on sale of assets held for sale.  During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002.  With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Irelandand recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

(e)
Includes a pretax charge of $51,853 ($33,522 after tax) for restructuring and impairment costs.  Includes $4,940 ($3,112 after tax) for loss on early extinguishment of debt.  Includes $5,720 ($0.15 per share), net of tax, cumulative effect of change in accounting relating to a change in the way we account for planned maintenance activities at our Perry, Florida facility.

(f)	Pro forma amounts reflect net income (loss) and earnings (loss) per share as if the change in accounting method was applied retroactively.

(g)	Earnings were inadequate to cover fixed charges during fiscal years 2006and 2004. Amounts reflect the deficit of earnings to fixed charges. See Exhibit 12.1 for computation.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value and evaluate growth opportunities that match our specialty market focus.

Buckeye had an excellent year, with record revenue and the highest earnings in eightyears.  Highlights for fiscal year 2008 compared to fiscal year 2007 include:

•	Net sales increased 7.3% to a company record of $825.5 million
•	Gross margin improved from 17.1% to 18.1%
•	Operating income was $100.3 million versus $81.2 million
•	Earnings per share were $1.20, up 52% compared to the prior year
•	Long-term debt decreased by $51.2 million to $393.9 million at year-end
•	Net income increased 56% to $47.1 million

Total year earnings benefited from higher selling prices across all of our businesses.  We continue to see particularly strong demand and a strong pricing environment for our products in the Specialty Fibers segment of our business.  As a result of higher selling prices, improved product mix and improved chemical usage, our gross margin for fiscal 2008 improved to 18.1% versus 17.1% in fiscal 2007.  However, our gross margin percentage trended down sharply during the second half of the fiscal year primarily as increased selling prices were not sufficient to offset the negative impacts of higher input costs, reduced production volume at our Perry, Florida wood cellulose mill and reduced capacity utilization at our Canadian airlaid nonwovens plant.

Transitioning our Americana plant to a profitable operation continues to be a challenge as our sales out of that facility are constrained due to limited raw material supply.  While our operating loss is down significantly year over year, over the past four quarters our operating loss at Americana has stayed fairly constant in the range of $0.8 million to $1.0 million per quarter, and we have been operating close to cash breakeven during that time.  Over the past year, we have raised our selling prices aggressively to cover rapidly escalating cotton fiber prices.  Selling prices for fiscal year 2008 were up 21% and cotton linter costs were up 30%.  We have also made some progress in improving our raw material supply, as total production tons for fiscal year 2008 were up about 10% to approximately 27,000 tons.  Our ability to prevent our operating results at this facility from deteriorating remains dependent on our ability to purchase cotton linters at an affordable cost.  Further strengthening of the Brazilian real versus the U.S. dollar would also impair the profitability of this operation by about $1.3 million annually for every ten basis point move in the currency.

We are moving forward on our Foley Energy Project initiative.  The savings potential of this initiative continues to grow with the trend toward mandates on renewable energy sources and with higher oil prices.  Our Board of Directors has approved total capital expenditures of $45 million over a three year period for this project, which was based on a design goal of an equivalent reduction of over 200,000 barrels of #6 fuel oil annually.  We have spent $6.3 million of this amount through June 30, 2008 and have secured the appropriate construction permit in August.  Additionally, upon the successful implementation of this initiative, we should be capable of producing excess energy and electricity using only biomass.

UltraFiber 500® held its own in the face of a collapsing housing market as we continue to leverage the value of our UltraFiber 500® dispensing system.  Additionally, we are working to expand the use of  Ultrafiber 500®   in commercial construction, specifically in the concrete used on steel decks.  We recently confirmed that Ultrafiber 500® enhances the fire resistance of normal weight concrete, which could provide significant cost savings in the construction of multi-level buildings.  Finally, we are targeting growth in China, where a significant amount of concrete is being used to develop China’s basic infrastructure needs.

                       Strong cash flow generation enabled us to reduce long-term debt by $51.2 million during fiscal year 2008.  Our interest expense decreased $5.6 million as compared to fiscal year 2007.  This was a result of the lower debt and lower average interest rates which reduced interest expense by $7.5 million partially offset by the $1.9 million reversal of interest related to the cancellation of the Stac-Pac Technologies Inc. contingent note.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2008.

(millions)	Year Ended June 30			$ Change		Percent Change
	2008	2007	2006	2008/ 2007	2007/ 2006	2008/ 2007	2007/ 2006
Net sales	$825.5	$769.3	$728.5	$56.2	$40.8	7.3%	5.6%
Cost of goods sold	676.0	637.5	628.7	38.5	8.8	6.0	1.4
Gross margin	149.5	131.8	99.8	17.7	32.0	13.4	32.1
Selling, research and administrative expenses	47.3	47.0	47.8	0.3	(0.8)	0.6	(1.7)
Amortization of intangibles and other	1.8	2.3	2.0	(0.5)	0.3	(21.7)	15.0
Impairment and restructuring costs	0.1	1.3	5.6	(1.2)	(4.3)	(92.3)	(76.8)
Operating income	$100.3	$81.2	$44.4	$19.1	$36.8	23.5%	82.9%

Net sales increased 7.3% for the year ended June 30, 2008, primarily due to selling prices which were higher by approximately 10% on average compared to the year ended June 30, 2007, accounting for $69.4 million in incremental sales.  Partially offsetting the impact of favorable price increases, fiscal year 2008 sales volumes declined versus fiscal year 2007, accounting for a reduction in sales of $27.4 million.  Nonwovens accounted for the largest part of this sales volume impact ($18.7 million) as a result of the loss of business with a large customer in January.  Lower sales volume at our two specialty cotton fiber mills due to raw material availability issues also negatively impacted sales by $7.1 million compared to the prior year.

Our gross margin improved by $17.7 million in fiscal 2008 versus fiscal 2007.  Our selling price increases of $69.4 million  more than offset the impact of higher costs for raw materials and the lower shipment and production volumes.  Raw material costs were higher year over year ($29.8 million) mainly for cotton linter fibers ($18.6 million) and in our nonwoven materials ($8.2 million) business.  Increased chemical costs ($5.2 million) overall were partially offset by lower usage at our specialty wood fibers facility.  Higher energy costs had a negative impact of $5.8 million and higher transportation costs reduced our gross margin by $4.8 million compared to the prior year.

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

The gross margin improvement from fiscal year 2006 to fiscal year 2007 was mainly a result of the higher selling prices discussed previously.  We also had improved operational results at our Americana plant, lower energy costs, and improved capacity utilization at our North American nonwovens sites.  These improvements more than offset increased raw material costs in our cotton fibers and nonwovens business, increased transportation cost and higher plant direct costs.

Selling, research and administrative expenses increased slightly in the year ended June 30, 2008.  Selling, research and administrative expenses decreased slightly in the year ended June 30, 2007.  As a percentage of net sales these costs decreased to 5.7% in fiscal year 2008 versus 6.1% in fiscal 2007 and 6.6% in fiscal 2006.

During the second half of the year ended June 30, 2007, we entered into a restructuring program that complemented our operations’ consolidations and involved consolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program wasapproximately $1.4 million and was completed during the first quarter of the 2008 fiscal year.  As a result of this restructuring, 22 positions were eliminated.

Further discussion of revenue, operating trends, impairment and restructuring costs can be found later in this MD&A. Additional information on the impairment and restructuring programs and charges may also be foundin Note 3, Impairment of Long-Lived Assets and Assets Held for Sale, and Note 4, Restructuring Costs, to the Consolidated Financial Statements.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consistsof our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administration expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment, amortization of intangibles,certain financing and investing costs and unallocated at-risk and stock-based compensation. We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for fiscal years 2007 and 2006 for comparability.

             Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2008.

(millions)	Year Ended June 30			$ Change		Percent Change
	2008	2007	2006	2008/ 2007	2007/ 2006	2008/ 2007	2007/ 2006
Net sales	$595.8	$543.8	$515.9	$52.0	$27.9	9.6%	5.4%
Operating income	90.6	65.8	36.7	24.8	29.1	37.7	79.3

Net sales increased 9.6% in fiscal 2008 versus fiscal 2007, primarily due to higher prices.  Selling prices were up approximately 8% on our wood specialty products and 15% on our cotton specialty fibers products.  In fiscal 2008, fluff pulp prices increased approximately $107 per ton compared to fiscal 2007.  Shipment volume was down approximately 2%, partially offsetting the favorable price increases.

Operating income improved as a percentage of sales from 12.1% in fiscal 2007 to 15.2% in fiscal 2008.  The favorable impact of higher selling prices ($66.9 million) was partially offset by higher raw material costs ($21.7 million), mainly due to the increase in cotton fibers for which costs were up 36% year over year.  In addition, higher chemical, energy and transportation costs reduced the favorable impact of the higher selling prices.

Our operating loss at Americana was reduced significantly in fiscal 2008 versus fiscal 2007 (approximately 50%).  Increased pricing (21%), higher production volume and reductions in fixed costs helped offset the higher cotton linter prices and the strengthening Brazilian currency (1.77 versus 2.11 BRL/USD).

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

Sales pricing and improved product mix were the primary drivers of our operating income improvement in fiscal 2007.  Costs as a percentage of sales increased compared to the prior year as the impact of lower energy costs was not enough to offset increases in transportation costs, raw material costs and factory direct costs.

Our Memphis and Americana plants are working to solve the fundamental raw material supply constraints in North America and Brazil, reduce operating costs and improve gross margins on an on-going basis.  Raw material availability continues to limit productionat these two sites.  According to the USDA, in the U.S., cotton production decreased 11% in the 2007/08 crop year and is expected to decrease another 28% in the 2008/09 crop year (harvested in the fall of 2008).  According to the USDA, in Brazil cotton production in the 2006/07 crop year increased 49% from the prior year and is expected to increase by about 2% in the 2007/08 crop year (harvest began in June 2008).  In both cases, the amount of cottonseed that is delinted and crushed for oil determines our raw material supply, and this has not been increasing fast enough to meet our needs.  We expect that the amount of seed crushed for our fiscal year 2009 could increase approximately 10% in Brazil and is likely to decrease approximately 5% in the United States.  We are strengthening relationships with our raw material suppliers to increase delinting capacity and assisting with their expansion plans.  Improving our lint supply is a top priority, but will take time to implement.  As more lint becomes available, we intend to ramp up production levels at our cotton fiber facilities.  During our fiscal year 2009, we expect to continue to operate the Americana, Brazil facility at its current rate of approximately 2,200 tons per month due to constraints on raw material availability, assuming we are able to purchase sufficient cotton linters at a reasonable price.  The Memphis, Tennessee facility is expected to run at approximately 75% to 80% of capacity during fiscal year 2009, up slightly compared to 2008, due to the constraints of the North American cotton crop.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2008.

(millions)	Year Ended June 30			$ Change		Percent Change
	2008	2007	2006	2008/ 2007	2007/ 2006	2008/ 2007	2007/ 2006
Net sales	$263.6	$258.8	$240.9	$4.8	$17.9	1.9%	7.4%
Operating income	15.3	22.2	16.3	(6.9)	5.9	(31.1)	36.2

Nonwoven materials sales increased in fiscal 2008 versus fiscal 2007.  Strong sales volume in the first half of fiscal year 2008 was offset by weak volume in the second half of the fiscal year due to the loss of business with a long-time customer.  Shipment volume year over year was down 8% from fiscal 2007 to fiscal 2008.  We have recently replaced a sizeable portion of that lost business in North America.  We started to see the impact of this in June and anticipate that sales in the first quarter of fiscal 2009 should increase by $3.0 to $4.0 million compared to the fourth quarter of fiscal year 2008.  Improved pricing and improved product mix contributed $6.4 million and $4.8 million, respectively, to the sales increase.  The strengthening of the euro provided $12.2 million of the increased revenues.

Operating income decreased 31% in fiscal 2008 versus fiscal 2007.  The impact of higher sales prices was more than offset by lower volume, higher raw material costs for fluff pulp, bi-component fiber and latex binder, and higher energy and transportation costs.

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

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock based compensation represent compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for fiscal years 2007 and 2006 for comparability.

The following tables compare corporate net sales and operating loss for the three years ended June 30, 2008.

(millions)	Year Ended June 30			$ Change		Percent Change
	2008	2007	2006	2008/ 2007	2007/ 2006	2008/ 2007	2007/ 2006
Net sales	$(33.8)	$(33.4)	$(28.2)	$0.4	$5.2	1.2%	18.4%
Operating income	(5.6)	(6.8)	(8.6)	1.2	1.8	17.6	20.9

The operating loss for the three years ended June 30 consists of:

(millions)	2008	2007	2006
Unallocated at-risk compensation	$(2.6)	$(2.2)	$(0.8)
Unallocated stock based compensation	(0.9)	(0.8)	(0.6)
Intellectual property amortization	(1.9)	(2.3)	(2.0)
Restructuring expenses	(0.1)	(1.2)	(3.5)
Impairment on long-lived assets	-	-	(2.1)
Gross margin on intercompany sales	(0.1)	(0.3)	0.4
	$(5.6)	$(6.8)	$(8.6)

Restructuring and impairment activities

During the three years ended June 30, 2008, we entered into various restructuring programs, which resulted in restructuring and impairment charges. In order to continue to provide both specialty fibers and nonwoven materials at attractive values, we intend to continue to look for ways to reduce costs and optimize our operating structure. The following table summarizes restructuring expense by program and impairment charges for the three years ended June 30, 2008. Following the table is an explanation of the programs and the resulting impairment charges. For further explanation of these charges, see Note 3, Impairment of Long-lived Assets and Assets Held for Sale, and Note 4, Restructuring Costs, to the Consolidated Financial Statements.

	Year Ended June 30			Total
(millions)	2008	2007	2006	Charges
Impairment charges	$-	$-	$2.1

Restructuring costs
2007 Restructuring program	$0.1	$1.3	$-	$1.4
2005 Restructuring program	-	-	3.5	6.5
Total restructuring costs	$0.1	$1.3	$3.5	$7.9

2007 Restructuring program

In January 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead operations.  The total cost of this program wasapproximately $1.4 million and wascompleted during the first quarter of the 2008 fiscal year.  As a result of this restructuring, 22 positions were eliminated which should provide annual savings of over $2.0 million.

2005 Restructuring program and impairments

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt facility.  During fiscal 2006, management reevaluated its estimate of fair value less the cost to sell the remaining equipment and determined an additional impairment should be recognized for equipment with a carrying value of $0.3 million.  Therefore, we wrote down the carrying value of the remaining equipment to its fair value less costs to sell of $0.2 million and recorded an impairment charge of $0.1 million.  In September 2006, the remaining assets were sold for $0.5 million.  Since we previously had written the value of these assets down to $0.2 million, we recorded a gain on sales of assets held for sale of $0.3 million.

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

Impairments

During fiscal year 2006, we began to actively market idled cotton linter pulping equipment at our specialty fibers Lumberton, North Carolina facility which had a carrying value of $1.5 million.  Management evaluated its estimate of fair value less the cost to sell the assets and determined an impairment should be recognized for the equipment.  We wrote down the carrying value of the equipment to its fair value less costs to sell of $1.0 million and recorded an impairment charge of $0.5 million during fiscal year 2006.  Subsequent to this impairment, we sold the equipment for net proceeds of $1.0 million.

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $5.6 million for fiscal year 2008 versus fiscal year 2007.  This improvement was primarily the result of lower average debt levels during fiscal 2008 and lower average interest rates.  This favorable impact was partially offset by the decrease in interest expense in fiscal year 2007 due to the reversal of $1.9 million of interest related to the cancellation of a contingent note owed to Stac-Pac Technologies Inc.

Interest expense and amortization of debt costs decreased $4.7 million for fiscal year 2007 versus fiscal year 2006.  This decrease includes the reversal of $1.9 million of accrued interest previously discussed. The remaining decrease was primarily due to lower debt levels.  The decrease would have been larger, but capitalized interest related to the Americana project reduced last year’s interest expense by $1.3 million that was not replicated in fiscal 2007.  The weighted average effective interest rate on our variable rate debt increased from 7.2% at June 30, 2006 to 7.3% at June 30, 2007.  See Note 8, Debt, in the Consolidated Financial Statements for further discussion of variable interest rates.

Loss on early extinguishment of debt costs

Fiscal year 2008– During fiscal year 2008, we used cash from operations and borrowings on our revolving credit facility to redeem the remaining $60 million of our 2008 notes and to redeem $35 million of the 2010 notes.  As a result of these extinguishments, we wrote off a portion of deferred financing costs, resulting in non-cash expenses of $0.6 million during fiscal year 2008.

Fiscal year 2007 –During fiscal year 2007 we used cash from operations to redeem $5 million of our senior subordinated notes due in 2008 and to make voluntary prepayments on our term loan of $60.8 million.  As a result of these partial extinguishments, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.8 million during fiscal year 2007.

Fiscal year 2006– OnSeptember 26, 2005 we used borrowings on our revolving credit facility to redeem $15 million of our senior subordinated notes due in 2008.  As a result of this partial extinguishment, we wrote-off a portion of deferred financing costs, resulting in non-cash expense of $0.2 million during fiscal year 2006.

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

Foreign exchange and other

Foreign exchange and other in fiscal 2008, 2007and 2006 were $0.6 million, $1.9 million and $(0.4) million, respectively.    The income in fiscal 2008 was primarily due to foreign currency gains as a result of the strengthening of the Brazilian real.  The income in fiscal 2007 was primarily due to $2.0 million from a water conservation partnership payment received pursuant to our reduction in the daily water permit limit at the Foley plant.   The expense in fiscal 2006 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar during the fiscal year.

Income tax expense

Our effective tax rate for 2008 was approximately 30.0% versus 31.3% in fiscal 2007and (189.5%) in fiscal 2006.

During fiscal year 2008, we decreasedour valuation allowance related to deferred tax assets for net operating losses of the Americana, Braziloperations by $0.5 million due to tax planning associated with intercompany interest charges offsetting the operating losses.  During fiscal year 2007 and fiscal year 2006, we increased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $2.5 million and $1.7 million, respectively.  This was almost entirely offset by a reduction of valuation allowances in the amount of $2.5 million related to certain state net operating losses and tax credits due to tax planning efforts.  The increase in our valuation allowance in fiscal year 2006 was primarily due to the allowance for losses of the Americana, Brazil operation.

Effective June 22, 2006, many of the tax measures introduced in the 2006 Canadian Federal budget were passed into law.  Included in the budget was a reduction in the general corporate tax rate to 20.5% for 2008, 20% for 2009, and 19% for 2010 and later years.  As a result, the company remeasured its Canadian deferred tax balances based on the reversal pattern of our temporary differences, resulting in a $791 net tax benefit in fiscal 2006.  Effective December 2007, Canada enacted Canada Bill C-28 which further reduced its Canadian corporate tax rates to 19.5% for 2008, 19% for 2009, 18% for 2010, 16.5% for 2011 and 15% for 2012 and later years.  This further reduction in corporate rates resulted in an additional remeasurement of Canadian deferred tax balances with a net tax benefit of $165 in fiscal 2008.  Furthermore, changes in estimates and tax planning resulted in a net tax benefit of $438 in fiscal 2008 related to utilization of Canadian net operating loss carryforwards.

Effective July 2007, Germany reduced its tax rates resulting in a $2.2 million net tax benefit for fiscal 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $0.9 million to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1.8 million and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

Financial Condition

Our financial condition continued to improve during fiscal year 2008.  We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Liquidity and capitalization

We have the following major sources of financing: a senior secured credit facility, senior notes and senior subordinated notes. Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants.  We were in compliance with these covenants as of June 30, 2008, and believe we will continue to remain in compliance for the foreseeable future.  These sources of financing are described in detail in Note 8, Debt, to the Consolidated Financial Statements.

Our total debt and capital leases decreased $51.4 million to $394.5 million at June 30, 2008 from $445.9 million at June 30, 2007. From June 30, 2006 to June 30, 2007, total debt decreased by $76.2 million (including the cancellation of the $5.0 million note owed to Stac-Pac Technologies Inc).  Our total debt as a percentage of our total capitalization was 47.9% at June 30, 2008,as compared to 56.2% at June 30, 2007and 64.3% at June 30, 2006.

On July 25, 2007, we established a new $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amended and restated our previous credit facility.  Initially, we used the proceeds from this credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is grid based pricing, related to our total leverage ratio, at the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes, to redeem $20 million of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

Our credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During fiscal year 2008 and at June 30, 2008, we were in compliance with the financial covenants under our credit facility.

 On June 30, 2008, we had $10.4 million of cash and cash equivalents and we had $116.7 million borrowing capacity on our credit facility. The credit facility also contains a $50 million increase option.  The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1.3 million and are being amortized to interest expense using the effective interest method over the life of the facility.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Treasury stock

During fiscal years 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  During fiscal year 2008, we repurchased 0.3 million shares of our common stockat a total cost of $2.7 million.  At June 30, 2008, atotal of 5.3 millionshares have been repurchasedunder these authorizations. On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.

Cash Flow

Cash and cash equivalents totaled $10.4 million at June 30, 2008, compared to $14.8 million at June 30, 2007and $8.7 million at June 30, 2006. The following table provides a summary of cash flows for the three years ended June 30, 2008.

(millions)	2008	2007	2006
Operating activities:
Net income	$47.1	$30.1	$2.0
Noncash charges and credits, net	67.5	62.5	49.3
Changes in operating assets and liabilities, net	(22.3)	18.8	7.4
Net cash provided by operating activities	92.3	111.4	58.7

Investing activities:
Purchases of property, plant and equipment	(49.2)	(45.2)	(45.6)
Proceeds from sales of assets	-	0.5	1.2
Other investing activities	(0.4)	(0.5)	(0.5)
Net cash used in investing activities	(49.6)	(45.2)	(44.9)

Financing activities:
Net borrowings (payments) under lines of credit	78.2	(3.0)	0.4
Payments on long-term debt and other	(129.0)	(67.8)	(16.8)
Other financing activities, net	1.8	9.9	0.5
Net cash used in financing activities	(49.0)	(60.9)	(15.9)

Effect of foreign currency rate fluctuations on cash	1.9	0.8	0.9

Net increase (decrease) in cash and cash equivalents	$(4.4)	$6.1	$(1.2)

Cash provided by operating activities

The $19.1 million decrease in cash flows from operating activities in fiscal 2008 was primarily due to higher inventory levels, partially offset by improved profits of $17.0 million.  The inventory increase was primarily due to increasing inventory levels of raw cotton linters from very low levels at the beginning of the year, and higher raw material costs across all of our businesses.

The $52.7 million increase in cash flows from operating activities in fiscal 2007 was primarily due to improved profits of $28.1 million, higher accounts payable and current liabilities and deferred taxes.  The higher current liabilities were the result of increases in taxes payable, incentive plans and general payables.  The change in deferred taxes was a result of our higher profits and the reversal of some federal and state valuation allowances being an offset to our net operating loss.

Net cash used in investing activities

Purchases of property, plant and equipment were consistent during the last three fiscal years.  We expect efficiency improvement and energy savings projects, maintenance capital, and environmental spending will result in total capital expenditures of approximately $64 million for fiscal 2009.  We are moving ahead with the Foley Energy Project.  Our Board of Directors has approved total capital expenditures of $45 million over a three year period for this project, which was based on a design goal of an equivalent reduction of over 200,000 barrels of #6 fuel oil annually.  We have spent $6.3 million of this amount through June 30, 2008, and our capital budget for fiscal 2009 includes $23 million related to this project.

We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Perry, Florida specialty fibers facility.  Based on the requirements anticipated in the proposed permit, we expect to incur capital expenditures of approximately$9.0 million over the next two years on in-plant process changes, and additional capital expenditures of at least $50.0 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors.  For additional information on environmental matters, see Note 17, Contingencies, to the Consolidated Financial Statements.

 Net cash used in financing activities

During fiscal year 2008, we used cash from operations and proceeds from stock option exercises to reduce our debt and capital leases by $50.8 million.

During fiscal year 2007, we used cash from operations and $9.9 million received from option exercises to reduce our debt and capital leases by $70.8 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (6)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$526.0	$30.2	$170.9	$116.4	$208.5
Capital lease obligations (2)	0.4	0.4	-	-	-
Operating lease obligations (2)	4.5	1.9	2.1	0.5	-
Timber commitments (3)	28.5	12.0	16.5	-	-
Linter commitments (4)	19.1	19.1	-	-	-
Other purchase commitments (5)	45.0	27.0	10.6	6.0	1.4
Total contractual cash obligations	$623.5	$90.6	$200.1	$122.9	$209.9

(1)Amounts include related interest payments. Interest payments for variable debt of $78.1 million are based on the effective rate as of June 30, 2008 of 5.2%. See Note 8, Debt, to the Consolidated Financial Statements for further information on interest rates.

(2)Capital lease obligations represent principal and interest payments. See Note 9, Leases, to the Consolidated Financial Statements for further information.

(3)See Note 16, Commitments, to the Consolidated Financial Statements for further information.

(4)Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(6)Less than one year references fiscal 2009; 1-3 years references fiscal 2010 and 2011; 3-5 years references fiscal 2012 and 2013.

Note:
Additionally, the cash flow to fund postretirement benefit obligations , for our U.S.plan, has an expected net present value of $23.7 million.  The actuarially estimated annual benefit payments are as follows: 2009- $1.9 million; 2010-2011- $3.7 million; 2012- 2013- $3.6 million; and 2014through 2018- $10.1million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 12, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact.

Critical Accounting Policies and Estimates

This discussion and analysis is based upon our consolidated financial statements. Our critical and significant accounting policies are more fully described in Note 1, Accounting Policies, to theConsolidated Financial Statements. Some of our accounting policies require us to make significant estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates underlying our financial statements requires the exercise of management’s judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Our management exercises critical judgment in the application of our accounting policies in the following areas, which significantly affect our financial condition and results of operation. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directorsand with our independent auditors.

Allowance for doubtful accounts

We provide an allowance for receivables we believe we may not collect in full.  Management evaluates the collectability of accounts based on a combination of factors.  In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve.  For all other customers, we recognize reserves for bad debts based on our historical collection experience.  If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could be reduced by a material amount.

Bad debt expense for fiscal years 2008, 2007and 2006 was $0.1 million, $0.3 million and $0.1 million, respectively.

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

In fiscal 2008, we decreased our valuation allowance recorded against certain foreign net operating losses by approximately $0.5 million.  In fiscal 2007, we increased the valuation allowance recorded against certain foreign net operating losses by approximately $2.5 million and decreased the valuation allowances recorded against certain state net operating losses and tax credits by approximately $2.5 million.

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

On July 1, 2007 we adopted the provisions of FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  We record our unrecognized tax benefits on the consolidated balance sheets in other liabilities.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits are included as a component of income before income taxes.

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

Based on the estimated fair values of long-lived assets, we recorded no impairment charges in fiscal years 2008 and 2007.  We recorded $2.1 million for year ended June 30, 2006. If circumstances change, our estimated fair values may be impacted and have a material effect on our reported financial position and results of operations. See Note 3, Impairment of Long-Lived Assets and Assets Held for Sale, to the Consolidated Financial Statements for further information concerning impairment charges.

We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. We have previously adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and, as a consequence, discontinued the amortization of goodwill. Under the guidelines of SFAS 142, goodwill is subject to an annual impairment test based on its estimated fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We will continue to amortize other intangible assets that meet certain criteria over their useful lives. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows. The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The determination of an impairment loss is complex and requires that we make many assumptions and estimates. If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future.   See Note 1, Accounting Policies, to the Consolidated Financial Statements for further information on long-lived assets.

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

A discussion of our accounting policies for risk management is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Interest Rates

The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt and capital leases at June 30, 2008were $394.3 million and $395.6 million and at June 30, 2007 were $445.9 million and $450.8 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to a $6.3 million increase in the fair value of long-term debt as of June 30, 2008.

We had $78.1 million of variable rate long-term debt outstanding at June 30, 2008.  At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $0.8 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S.prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  We and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We do not have any hedges in place to protect against fluctuations in the Canadian dollar or the Brazilian real.  Our currency exposure to the Brazilian real is approximately a $1.3 million negative impact on profitability for every ten basis point strengthening of the real versus the U.S. dollar.  We are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $234.7 million and $201.3 million at June 30, 2008 and 2007, respectively.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $21.3 million at June 30, 2008.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Availability and Cost of Raw Materials

Amounts paid by us for wood, cotton fiber and fluff pulp represent the largest component of our variable costs of production.  The availability and cost of these materials are subject to market fluctuations caused by factors beyond our control, including weather conditions.  Significant decreases in availability or increases in the cost of wood or cotton fiber to the extent not reflected in prices for our products, could materially and adversely affect our business, results of operations and financial condition.  We have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  We have the option to import cotton linters purchases for our Memphis specialty cotton fiber production facility in order to minimize the impact of the current constraints on North American cotton fiber availability.  Currently our production is constrained by lint availability.

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

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  There were no fossil fuel contracts outstanding at June 30, 2008or 2007 requiring fair value treatment.

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

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices and other factors. The forward-looking statements included in this document are only made as of the date of this document and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in or disagreements with Ernst & Young LLP, our independent auditors.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Buckeye management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of June 30, 2008 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.  The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors,Executive Officersand Corporate Governance

Directors and Executive Officers

Information regarding members of the Board of Directors will be presented in our 2008 Annual Proxy Statement for the 2008 annual meeting of stockholders and is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on August 25, 2008 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	61	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	45	President, Chief Operating Officer and Director	July 2006
Charles S. Aiken	58	Sr. Vice President, Manufacturingand Sustainability	October 2003
Jeffery T. Cook	46	Sr. Vice President, Marketing	February 2006
Sheila Jordan Cunningham	56	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	52	Sr. Vice President and Chief Financial Officer	July 2007
Douglas L. Dowdell	50	Sr. Vice President, Specialty Fibers	February 2006
William M. Handel	62	Sr. Vice President, Lean Enterprise	February 2006
Paul N. Horne	53	Sr. Vice President, Product and Market Development	February 2006
Marko M. Rajamaa	46	Sr. Vice President, Nonwovens	October 2006

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

Charles S. Aiken
Senior Vice President, Manufacturingand Sustainability
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

Sheila Jordan Cunningham
Senior Vice President, General Counsel and Secretary
Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000. She served as Vice President, General Counsel and Secretary from April 1998 to April 2000. She served as Assistant General Counsel from March 1997to April 1998and as Secretary from July 1997 to April 1998. Prior to joining the Company, she was a partner in the law firm of Baker, Donelson, Bearman & Caldwell.

Steven G. Dean
SeniorVice President and Chief Financial Officer
Mr. Dean has served as SeniorVice President and Chief Financial Officer since July 1, 2007. He served as Vice President and Chief Financial Officer from July 2006 to July 2007. He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006. Previously, he served as Controller for Buckeye's Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye's Nonwovens Division from August 2001 to November 2004. Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

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

Marko M. Rajamaa
Senior Vice President, Nonwovens
Mr. Rajamaa has served as Senior Vice President, Nonwovens since October 26, 2006.  He served as Vice President, Nonwovens from February 2006 to October 2006 and as Vice President, Nonwovens Sales – Europe and Middle Eastfrom January 2002 to February 2006.  Previously, he served as Manager, Nonwoven Sales, Europe, Middle East and Africa from 1999 to 2002.  Prior to joining Buckeye in 1999, he held various sales management positions with Walkisoft / UPM-Kymmene.

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

Corporate Governance and Compliance with Section 16(a) of the Exchange Act

Information relating to corporate governance and compliance with Section 16(a) of the Exchange Act will be included in our 2008 Annual Proxy Statement and is incorporated herein by reference.  As part of this Annual Report on Form 10-K, we are filing the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  In addition, on November 8, 2007, we filed with the New York Stock Exchange the annual certification of our Chief Executive Officer stating that he is not aware of any violation by Buckeye Technologies Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

Information relating to this item will be included in our 2008 Annual Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters

Information relating to this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2008Annual Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in our 2008 Annual Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in our 2008 Annual Proxy Statement and is incorporated by reference herein.

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

	(3)	Listing of Exhibits. See exhibits listed under Item 15 (b).

Exhibit 15 (b).  Exhibits required by Item 601 of Regulation S-K

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for quarter ended December 31, 1997 file no. 001-14030, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.2 to Form 10-Q for quarter ended March 31, 2006 file no. 001-14030, filed on April 27,2006
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.2	Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998	Exhibit 4.3 to Form S-4 file no. 333-59267, filed on July 16, 1998
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to Form S-4 file no. 333-59267, filed on July 16, 1998
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 file no. 001-14030, filed on February 6, 2001
10.6
Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company.  Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995
Exhibit 10.1 to Form 10-Q/A for quarter ended March 31, 1999 file no. 001-14030, filed on May 12, 1999
10.7 10.8
Form of Change in Control Agreement, dated August 8, 2006
Amended and Restated Credit Agreement dated July 25, 2007 among the Registrant; Bank of America NA; Banc of America Securities LLC; Citizens Bank of Pennsylvania; Cobank, ACB; Regions Bank; and the other lenders party thereto
Exhibit 10.1 to Form 8-K filed no. 001-14030, filed on August 11, 2006 Exhibit 10.10 to Form 8-K file no. 001-14030, filed on July 31, 2007
10.9	2007 Omnibus Incentive Compensation Plan	Exhibit A to Form DEF 14A file no. 001-14030, filed on September 20, 2007
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 26, 2008

By:	/s/ Kristopher J. Matula
Kristopher J. Matula, Director, President and Chief Operating Officer
Date:	August 26, 2008

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	August 26, 2008

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	August 26, 2008

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	August 26, 2008

By:	/s/ R. Howard Cannon
R. Howard Cannon, Director
Date:	August 26, 2008

By:	/s/ Steven G. Dean
Steven G. Dean, Senior Vice President and Chief Financial Officer
Date:	August 26, 2008

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer
Date:	August 26, 2008

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal controls over financial reporting.  Ernst & Young has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chairmanof the Board and	SeniorVice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directorsand Stockholders of Buckeye Technologies Inc.

We have audited Buckeye TechnologiesInc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Buckeye TechnologiesInc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of Buckeye Technologies Inc. and our report dated August 26, 2008 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directorsand Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed inthe Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, therelated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 26, 2008

Consolidated Statements of Income
(In thousands, except per share data)
	Year Ended June 30
	2008	2007	2006
Net sales	$825,517	$769,321	$728,485
Cost of goods sold	675,955	637,505	628,687
Gross margin	149,562	131,816	99,798
Selling, research and administrative expenses	47,277	47,021	47,762
Amortization of intangibles and other	1,856	2,335	2,000
Impairment of long-lived assets	-	-	2,090
Restructuring costs	96	1,249	3,526
Operating income	100,333	81,211	44,420
Other income (expense):
Interest income	571	355	635
Interest expense and amortization of debt costs	(33,557)	(39,153)	(43,868)
Loss on early extinguishment of debt	(623)	(832)	(151)
Gain on sale of assets held for sale	-	355	-
Foreign exchange and other	581	1,902	(352)

Income before income taxes	67,305	43,838	684

Income tax expense (benefit)	20,203	13,720	(1,296)
Net income	$47,102	$30,118	$1,980

Earnings per share
Basic	$1.21	$0.80	$0.05
Diluted	$1.20	$0.79	$0.05

Weighted average shares for earnings per share
Basic	38,888	37,842	37,622
Effect of diluted shares	513	376	36
Diluted	39,401	38,218	37,658

See accompanying notes.

Consolidated Balance Sheets

(In thousands, except share data)
	June 30
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,393	$14,790
Accounts receivable - trade, net of allowance for doubtful accounts of $1,457 in 2008 and $1,399 in 2007	121,400	112,251
Accounts receivable – other	6,121	4,614
Inventories	110,254	86,777
Deferred income taxes	5,812	4,630
Prepaid expenses and other	5,718	4,822
Total current assets	259,698	227,884

Property, plant and equipment, net	555,708	537,655
Goodwill	163,622	155,937
Intellectual property and other, net	30,197	30,346
Total assets	$1,009,225	$951,822

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$49,157	$41,030
Accrued expenses	50,451	49,532
Current portion of capital lease obligation	358	399
Short-term debt	207	-
Total current liabilities	100,173	90,961

Long-term debt	393,910	445,138
Accrued postretirement benefits	23,868	24,509
Deferred income taxes	57,963	41,761
Capital lease obligation	-	356
Other liabilities	3,754	1,943

Commitments and contingencies (Notes 9, 16, and 17)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 39,160,377 and 38,845,682 shares outstanding at June 30, 2008 and 2007, respectively	431	431
Additional paid-in capital	46,975	48,032
Accumulated other comprehensive income	81,056	49,491
Retained earnings	354,075	307,851
Treasury shares, 3,982,393 and 4,297,088 shares at June 30, 2008 and 2007, respectively	(52,980)	(58,651)
Total stockholders’ equity	429,557	347,154
Total liabilities and stockholders’ equity	$1,009,225	$951,822
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2005	$431	$52,446	$16,791	$275,753	$(75,832)	$269,589
Comprehensive income:
Net income	-	-	-	1,980	-	1,980
Other comprehensive income:
Foreign currency translation adjustment	-	-	17,028	-	-	17,028
Comprehensive income						19,008

Issuance of 313,670 shares of common stock	-	(3,733)	-	-	4,282	549
Stock-based compensation expense	-	561	-	-	-	561
Directors stock compensation (1,255shares)	-	-	-	-	10	10
Balance at June 30, 2006	$431	$49,274	$33,819	$277,733	$(71,540)	$289,717

Comprehensive income:
Net income	-	-	-	30,118	-	30,118
Other comprehensive income:
Foreign currency translation adjustment	-	-	18,707	-	-	18,707
Comprehensive income						48,825

Adjustment to apply SFAS 158, net of tax	-	-	(3,035)	-	-	(3,035)
Issuance of 944,348 shares of common stock	-	(3,032)	-	-	12,889	9,857
Stock-based compensation expense	-	785	-	-	-	785
Tax benefit from stock-based awards	-	1,005	-	-	-	1,005
Balance at June 30, 2007	$431	$48,032	$49,491	$307,851	$(58,651)	$347,154

Comprehensive income:
Net income	-	-	-	47,102	-	47,102
Other comprehensive income(loss):
Foreign currency translation adjustment	-	-	31,184	-	-	31,184
Net prior service credit and actuarial gain on post retirement obligations, net of tax of ($450)			767			767
Net unrealized loss from cash flow hedging instrument, net of tax of ($227)			(386)			(386)
Comprehensive income						78,667

Adjustment to apply FIN 48, net of tax	-	-	-	(878)	-	(878)
Issuance of 614,695 shares of common stock	-	(2,572)	-	-	8,391	5,819
Repurchase of 300,000 shares of common stock	-	-	-	-	(2,720)	(2,720)
Stock-based compensation expense	-	914	-	-	-	914
Tax benefit from stock-based awards	-	601	-	-	-	601
Balance at June 30, 2008	$431	$46,975	$81,056	$354,075	$(52,980)	$429,557

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2008	2007	2006
Operating activities
Net income	$47,102	$30,118	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	-	-	2,090
Depreciation and depletion	50,873	49,212	46,903
Amortization	2,155	3,258	3,336
Loss on early extinguishment of debt	623	832	151
Deferred income taxes	12,850	7,205	(5,464)
Gain on sale of assets held for sale	-	(355)	-
Provision for bad debts	116	277	123
Excess tax benefit from stock based compensation	(44)	(24)	-
Other	941	2,161	2,192
Changes in operating assets and liabilities:
Accounts receivable	(5,975)	(1,931)	7,611
Inventories	(20,185)	13,159	10,900
Other assets	(1,205)	(1,041)	(5,030)
Accounts payable and other current liabilities	5,055	8,490	(6,071)
Net cash provided by operating activities	92,306	111,361	58,721

Investing activities
Purchases of property, plant and equipment	(49,197)	(45,200)	(45,591)
Proceeds from sales of assets	17	521	1,163
Other	(451)	(539)	(467)
Net cash used in investing activities	(49,631)	(45,218)	(44,895)

Financing activities
Net borrowings (payments) under revolving line of credit	78,235	(3,000)	350
Payments on long-term debt and other	(129,019)	(67,752)	(16,813)
Payments for debt issuance costs	(1,321)	-	-
Purchase of treasury shares	(2,720)	-	-
Net proceeds from sale of equity interests	5,819	9,857	549
Excess tax benefit from stock based compensation	44	24	-
Net cash used in financing activities	(48,962)	(60,871)	(15,914)
Effect of foreign currency rate fluctuations on cash	1,890	784	896
Increase (decrease) in cash and cash equivalents	(4,397)	6,056	(1,192)
Cash and cash equivalents at beginning of year	14,790	8,734	9,926
Cash and cash equivalents at end of year	$10,393	$14,790	$8,734

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

Fiscal Year

Except as otherwise specified, references to years indicate our fiscal year ended June 30, 2008 or ended June 30 of the year referenced.

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

Allowance for Doubtful Accounts

We provide an allowance for receivables we believe we may not collect in full.  Management evaluates the collectability of accounts based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve.  For all other customers, we recognize reserves for bad debts based on our historical collection experience.  If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could differ by a material amount. We have established credit limits for each customer. We generally require the customer to provide a letter of credit for export sales in high-risk countries.  Credit limits are monitored routinely.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for the years ended June 30, 2008, 2007 and 2006 was $631, $269 and $1,866, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

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

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We have determined that our reporting units for Goodwill are the same as our operating segmentsbefore aggregation.  See Note 14, “Segment Information,” for further discussion of our operating segments.  Goodwill is reviewed at least annually for impairment.  Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.  We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units.  This present value model requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired.  The determination of an impairment loss is complex and requires that we make many assumptions and estimates.  If our estimates of future cash flows or the underlying assumptions and estimates change, we may need to record impairment losses in the future.   No impairment of goodwill was recorded during the years ending June 30, 2008, 2007 and 2006.  The change in goodwill resulted from changes in foreign currency exchange rates.  Prior to adoption of SFAS No. 142, we amortized goodwill.  Accumulated amortization totaled $33,742 and $33,179 at June 30, 2008 and 2007, respectively.

Intellectual Property and Other

At June 30, 2008and 2007, we had intellectual property totaling $16,613 and $18,016, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-PacTMtechnology.  During fiscal year 2007, we reduced the amount recorded for Stac-PacTMpatents by $5,000 when we cancelled a contingent note to Stac-PacTMTechnologies Inc. that was issued in conjunction with the acquisition in 2000.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $16,968 and $15,112at June 30, 2008 and 2007, respectively. Intellectual property amortization expense of $1,856, $2,335 and $2,000 was recorded during the years June 30, 2008, 2007and 2006, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $1,865 in 2009, $1,870 in 2010, $1,875 in 2011, $1,880 in 2012 and $1,880 in 2013.

Deferred debt costs of $5,121 and $5,407 at June 30, 2008 and 2007, respectively,are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $4,510 and $7,159 at June 30, 2008 and 2007, respectively. We recorded amortization of deferred debt costs of $1,088, $1,300 and $1,487 during the years ending June 30, 2008, 2007and 2006, respectively.

Income Taxes

We provide for income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No provision is made for U.S.income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.

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

We periodically use derivatives and other financial instruments to hedge exposures to fossil fuels, interest rates and currency risks. For hedges which meet the Statement of Financial Accounting Standards No. (“SFAS”) 133and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities,criteria, we formally designate and document the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged.

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

 In order to minimize market exposure, at times we use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuel over a period of generally less than one year.  There were no fossil fuel contracts outstanding at June 30, 2008 or 2007 requiring fair value treatment.

Derivatives are recorded in the consolidated balance sheet at fair value. At June 30, 2008 and 2007, we had interest rate swaps outstanding as discussed in Note 8.

Labor Agreements

As of June 30, 2008, we employed approximately 1,500 employees.  Approximately 45% of the global workforce is covered under collective bargaining agreements.  These employees are represented by unions at threeplants, two in the U.S. at Perry, Floridaand Memphis, Tennesseeand one in Canada at Delta, British Columbia.  Our Foley Plant’s labor agreement expired on March 31, 2008 and a new agreement is currently being negotiated.  The agreement for the Memphis Plant is in effect through March 18, 2009.  The union at our Canadian facility ratified a new labor agreement effective through June 30, 2009.

Environmental Costs

Liabilities are recorded when environmental assessments are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Discounts and allowances reduce net sales and are comprised of trade allowances, cash discounts and sales returns.

Shipping and Handling Costs

Amounts related to shipping and handling which are billed to a customer in a sales transaction have been classified as revenue. Costs incurred for shipping and handling have been classified as costs of goods sold.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred.

Foreign Currency Translation

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United Statesdollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the weighted average exchange rate during the period. Translation adjustments are included as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)” in the results of operations.  Transaction gains and (losses) of $396, $18 and $(551) were recorded during the years ended June 30, 2008, 2007 and 2006, respectively.  The cumulative amount of Foreign Currency Translation adjustments included in Accumulated Other Comprehensive Income was $83,710 and $52,526 for fiscal years 2008 and 2007, respectively.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), Share-Based Payments(“SFAS 123(R)”).

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

On June 7, 2005, prior to our adoption of SFAS 123(R), the Compensation Committee of our Board of Directorsapproved the acceleration of vesting of out-of-the-money options with an exercise price greater than $8.32 to purchase shares of our common stock that remained unvested at June 30, 2005.  The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the implementation of SFAS 123(R).  We estimate the compensation expense, before tax, which was avoided as a result of the acceleration, would have totaled approximately $4,900 (approximately $2,100 in 2006, $1,400 in 2007, $800 in 2008 and $600 in 2009) based on fair value calculations using the Black-Scholes methodology.

Stock-based compensation expense was $914($575after tax and $0.01 per share),$785 ($539after tax and $0.01 per share) and $561 ($365 after tax and $0.01 per share) for 2008, 2007and 2006, respectively.  Stock-based compensation is recorded in selling, research and administrative expenses on the consolidated statements of income.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006.  We adopted the new rules on July 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce the opening balance of retained earnings.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  See Note 11 for further discussion of the implementation and impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements(SFAS 157) and SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 157 provides enhanced guidance for using fair value measurements.  It establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

Effective for fiscal year 2007, we adopted the disclosure provisions of SFAS No. 158.  SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized in our consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 106, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 106.  These amounts will be subsequently recognized as net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.  SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  However, the measurement date provision is not required to be adopted until fiscal year 2009 and we are currently evaluating the effect this will have on our financial statements.  See Note 12 for further discussion of the implementation and impact of adoption of SFAS No. 158.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, including an amendment for ARB No. 51 (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years.  We have evaluated the new statement and have determined that the adoption of SFAS 160 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”).  SFAS 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008 and for interim periods within those fiscal years.  We are currently evaluating the provisions of SFAS 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”).   SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411.  We have evaluated the new statement and have determined that the adoption of SFAS 162 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

Lumberton, North CarolinaFacility

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

Glueckstadt, GermanyFacility

In January 2005, we announced our decision to discontinue producing cotton linter pulp at our Glueckstadt facility and we ceased production in December 2005.

During fiscal year 2006, we began to actively market the land and buildings, and the equipment which had carrying values of $1,600 and $496, respectively.  Management determined that the classification as held for sale criteria in SFAS 144 had been met.  Accordingly, management reevaluated its estimate of fair value less the cost to sell the assets and determined an additional impairment should be recognized for the land and buildings.  Current markets and third party interest for the land and buildings indicated we would not be able to recover the carrying value through the sales process.  Therefore, we wrote down the carrying value of the land and buildings to their fair value less costs to sell of $121 and recorded an impairment charge of $1,470 during fiscal year 2006.  Subsequent to this impairment, we sold the land and building for $127.  As of June 30, 2006, management re-evaluated its estimate of fair value less the cost to sell the remaining assets and determined an additional impairment should be recognized for equipment with a carrying value of $297.  Therefore, we wrote down the carrying value of the remaining equipment to its fair value less costs to sell of $165 and recorded an impairment charge of $132.

 In September 2006, the remaining assets were sold for $520 and we recognized a net gain of $355 ($244 net of tax and $0.01 per share net of tax) during fiscal 2007.  The gain is presented under the “Gain on sale of assets held for sale” caption in the statement of operations.

NOTE 4: RESTRUCTURING COSTS

The closure of the Glueckstadt facility resulted in the termination of 103 employees.  The restructuring expenses related to this closure were $6,593 of which $3,526 was expensed in fiscal 2006.

During fiscal 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was$1,358 and wascompleted during the first quarter of the 2008 fiscal year.  The remaining accrual of $116 will be paid in fiscal year 2009.  As a result of this restructuring, 22 positions were eliminated.

Restructuring expenses are included in “Restructuring costs” in our consolidated statements of income. The additional charges below reflect severance and employee benefits accrued over the retention period, and other miscellaneous expenses which are expensed as incurred. Accrual balances are included in “Accrued expenses” in the consolidated balance sheet. The following table summarizes the expenses and accrual balances by reporting segments for the year ended June 30, 2008.

		Year Ended June 30, 2008
	Accrual Balance as of June 30, 2007	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of June 30, 2008	Program Charges to Date
2007 Restructuring Program
Severance and employee benefits
Specialty fibers	$-	$26	$-	$(26)	$-	$791
Corporate	199	68	-	(267)	-	432
Other
Specialty fibers	128	2	15	(29)	116	135
Total 2007 Program	$327	$96	$15	$(322)	$116	$1,358

NOTE 5: INVENTORIES

Components of inventories
	June 30
	2008	2007

Raw materials	$40,758	$25,816
Finished goods	45,184	39,335
Storeroom and other supplies	24,312	21,626
	$110,254	$86,777

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2008	2007

Land and land improvements	$17,746	$16,745
Buildings	142,949	136,568
Machinery and equipment	885,646	832,854
Construction in progress	47,418	30,132
	1,093,759	1,016,299
Accumulated depreciation	(538,051)	(478,644)
	$555,708	$537,655

NOTE 7: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2008	2007

Income taxes	$5,088	$7,172
Interest	6,695	8,585
Retirement plans	6,640	6,351
Salaries and incentive pay	11,350	8,080
Customer incentive programs	4,412	3,760
Vacation pay	4,597	4,723
Other	11,669	10,861
	$50,451	$49,532

NOTE 8: DEBT

Components of long-term debt
	June 30
	2008	2007
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2008	-	59,948
2010	115,830	151,568
Credit Facilities	78,080	33,622
	$393,910	$445,138

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

During fiscal years2008, 2007, and 2006 we redeemed $60,000, $5,000, and $35,000, respectively, of the 2008 notes. As a result of the fiscal year 2008 redemption, we wrote off the remaining balanceof the deferred financing costs and unamortized discount related to 2008 notes.  During fiscal years 2008, 2007 and 2006, we recorded non-cash expenses of $205, $26 and $151, respectively, related to the early extinguishment of this debt.

During June 1998, we completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010 (the “2010 Notes”). In fiscal 1999, we exchanged these outstanding notes for public notes with the same terms.  These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2006, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

During fiscal year 2008, we redeemed $35,000 of the 2010 notes.  As a result of this redemption, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 notes.  During fiscal year 2008, we recorded non-cash expense of $240 related to the early extinguishment of this debt.

Revolving Credit Facility

On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amendedand restatedthe Company's oldcredit facility.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We usedthe proceeds from this facility to redeem the remaining $60,000 of our 2008 notes, to redeem $20,000 of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During fiscal year 2008 and at June 30, 2008, we were in compliance with the financial covenants under our credit facility.

On June 30, 2008, we had $10,393 of cash and cash equivalents and we had $116,704 borrowing capacity on our credit facility. The credit facility also contains a $50,000 increase option.  The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.  Our credit facility allows for a sublimit on letters of credit of $50,000.  As of June 30, 2008, $44,784 of the limit was unused.
The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During fiscal years 2008 and 2007, $178 and $806, respectively, was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

Aggregate maturities of long-term debt for the next five fiscal years and beyond are as follows: 2009-$0, 2010-$0, 2011-$115, 2012-$0, 2013-$78 and thereafter $200.  Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness. At June 30, 2008, the amount available for the payment of dividends and/or the acquisition of treasury stock was limited. Under our most restrictive debt agreements the amount available for the payment of dividends and/or the acquisition of treasury stock will depend on our financial results and ability to comply with certain conditions.

Interest Rate Swaps

In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010. The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%. This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense. On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003.  By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010. During fiscal year 2008, we accelerated a portion of the amortization of the termination fee that coincided with the redemption of the 2010 notes.  At June 30, 2008 and 2007,the unamortized portion of the termination fee was recorded as an increase in debt of $1,004and $1,881, respectively. During the years ended June 30, 2008, 2007 and 2006, the swap reduced our interest expense by $877, $571 and $572, respectively, and will continue to reduce interest expense through the original termination date.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the fiscal year ended June 30, 2008, the swap increased our interest expense by $91.  On June 30, 2008 the swap was marked-to-market and is recorded in other liabilities on the balance sheet at $613.

Other

During fiscal year 2007, we reduced the amount recorded for Stac-PacTM patents by $5,000 when we cancelled a contingent note to Stac-PacTM  Technologies Inc. that was issued in conjunction with the acquisition in 2000.  As a result of this cancellation, we reversed $1,867 of accrued interest related to this note.

Total cash interest payments for the years ended June 30, 2008, 2007 and 2006 was $35,615, $41,043 and $44,303, respectively.

We had no off-balance sheet financing except for operating leases as disclosed in Note 9.

NOTE 9: LEASES

Capital Leases

We entered into capital lease agreements for certain airlaid nonwovens plant equipment.  As of June 30, 2008, the total cost of the assets covered by these agreements was $2,565 and the accumulated depreciation on these assets was $531. At June 30, 2008, our future minimum lease payments, including interest totaling $12, for these assets were as follows:  2009—$369.  Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Operating Leases

We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $2,401, $2,684 and $2,940 during the years ended June 30, 2008, 2007and 2006, respectively.  The aggregate commitments under the operating leases at June 30, 2008 were as follows: 2009—$1,947; 2010—$1,420; 2011—$681; 2012—$448; 2013—$29 and thereafter—$0.

NOTE 10: COMMON STOCKHOLDERS’ EQUITY

Stock Compensation Plans

In November 2007, the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) was approved by the stockholders.  The following is a general description of certain features of the 2007 Plan.

The 2007 Plan authorizes the grant of restricted stock or options to purchase shares of common stock as awards.  Options granted may be either “incentive stock options” as defined in Section 422 of the Code, or nonqualified stock options, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

The aggregate number of shares of common stock initially available for awards under the 2007 Plan was 3,500,000.  The 2007 Plan provides that the number of shares available for issuance is reduced by a factor of one and three-fourths (1.75) to one for each share issued pursuant to an award of restricted stock.  Accordingly, if the Compensation Committee granted all awards under the 2007 Plan in the form of restricted stock, the number of shares available for issuance would be 2,000,000.

Grants under the 2007 Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant.  During fiscal year 2008, 320,951 options and 200,637 shares of restricted stock were granted under the 2007 Plan.  At June 30, 2008, 2,827,934 shares were available to grant under this plan.  Since our previous stock option plans expired during fiscal 2006, there were no options available for grant at June 30, 2007 or 2006, respectively.

In August 1997, the Board of Directors authorized a restricted stock plan and set aside 800,000 treasury shares to fund this plan.  At June 30, 2008, 342,332 restricted shares had been awarded since inception of thisplan.  Under this plan, the vesting period is from the date of grant to the dateofthe recipient’s death or the recipient’s retirement from Buckeye.  Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.

Restricted stock may be voted by the recipient, however, the restricted stock may not be sold, pledged, or otherwise transferred before it is vested.

We use the Black-Scholes option-pricing model to calculate the fair value of options for determining our option related compensation expensewhich is recognized on a straight-line basis over the required service period of the award in the “selling, research and administrative expenses” caption of the consolidated statements of income.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and forfeiture rate.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  Due to the expiration of the plans, no options were granted in fiscal year 2007.  The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2008 and 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2008	2006
Expected lives	6.0 years	6.3 years
Expected volatility	60%	55%
Risk-free interest rate	3.3%	4.4%
Forfeiture rate	10%	11%

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

Risk-Free Interest Rate -   This is the U.S. Treasury rate for the dayof the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield -   We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.  An increase in the forfeiture rate will decrease compensation expense.  The forfeiture rate is based on our historic forfeiture experience and is only applied to grants to employees who are not officers of Buckeye.  No forfeiture rate is applied to grants to our officers.

Restricted stock under the 2007 Plan is recognized as compensation expense on a straight-line basis over the three year vesting period.  Restricted stock under the restricted stock plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.  The weighted-average fair value of restricted stock awards is the closing price of the common stock on the New York Stock Exchange on the date of the grant.

The following table summarizes information about our stock option plans for the years ended June 30:

	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,005,850	$14.06	4,240,400	$13.34	4,765,150	$13.57
Granted at market	320,951	9.03	-	-	358,000	7.64
Exercised	(415,650)	13.76	(938,950)	10.61	(73,500)	7.47
Forfeited	(3,200)	7.62	(29,600)	7.62	(4,000)	7.62
Expired	(953,800)	17.75	(266,000)	15.50	(805,250)	12.75
Outstanding at end of year	1,954,151	$11.51	3,005,850	$14.06	4,240,400	$13.34
Exercisable at end of year	1,491,600	$12.41	2,807,050	$14.52	3,854,800	$13.91

The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $1,423, $3,203, and $108, respectively.  The fair value of options vested during fiscal years 2008, 2007 and 2006 was $258, $1,205, and $1, respectively.  The fair value of options nonvested at June 30, 2008 and 2007 was $2,333 and $902, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $5.26 per option in 2008 and $4.37per option in 2006.  No options were granted during fiscal year 2007.  As of June 30, 2008, the total future compensation cost related to non-vested stock option grants was $2,010 and will be recognized over a weighted average period of 2.6 years.  The aggregate intrinsic value of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2008 was $281.

The following summary provides information about stock options outstanding and exercisable at June 30, 2008:

	Outstanding			Exercisable
Exercise Price	Options	Average Exercise Price	Average Remaining Life (Years)	Options	Average Exercise Price
$ 6.50-$12.00	1,400,551	$9.72	6.1	938,000	$10.27
$12.01-$18.00	513,600	15.42	1.2	513,600	15.42
$18.01-$24.00	40,000	24.00	2.2	40,000	24.00
Total	1,954,151	$11.51	4.7	1,491,600	$12.41

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 1,827,571, 1,649,000 and 4,411,466 for the years ended June 30, 2008, 2007and 2006, respectively.

Restricted Stock

The following table summarizes information about our restricted stock for the years ended June 30:

	2008		2007		2006
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	262,792	$7.73	291,610	$8.23	51,440	$12.49
Granted at market	205,045	9.23	5,398	11.95	240,170	7.31
Vested	-	-	(34,216)	(12.61)	-	-
Forfeited	(6,000)	7.27	-	-	-	-
Nonvested at end of year	461,837	$8.40	262,792	$7.73	291,610	$8.23

As of June 30, 2008, the total future compensation cost related to non-vested restricted stock awards was $2,706 and will be recognized over a weighted average period of 5.5years.

Treasury Shares

 On August 8, 2008 the Board of Directors authorized the repurchase of 5,000,000 shares of common stock in addition to the 6,000,000 shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During fiscal year 2008, were purchased 300,000 shares of our common stock at a total cost of $2,720.  At June 30, 2008, a total of 5,309,300 shares have been repurchased.

NOTE 11: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2008	2007	2006

Domestic	$60,059	$42,421	$2,505
Foreign	7,246	1,417	(1,821)

Income before income taxes	$67,305	$43,838	$684

Income tax expense (benefit):

	Year Ended June 30
	2008	2007	2006
Current tax expense:
Federal	$2,206	$827	$435
Foreign	5,082	5,915	4,458
State and other	926	52	(120)
Current tax expense	8,214	6,794	4,773

Deferred tax expense (benefit):
Federal	16,672	11,402	(2,133)
Foreign	(5,674)	(2,057)	(2,048)
State and other	991	(2,394)	(1,381)
Deferred tax expense	11,989	6,951	(5,562)

Noncurrent	-	(25)	(507)

Income tax expense (benefit)	$20,203	$13,720	$(1,296)

Noncurrent tax relates primarily to matters not resolved with various taxing authorities.

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2008		2007		2006

Expected tax expense	$23,557	35.0%	$15,343	35.0%	$239	35.0%
Extraterritorial income exclusion	-	-	(425)	(1.0)	(1,542)	(225.4)
Effect of foreign operations	(2,745)	(4.1)	(111)	(0.3)	(681)	(99.6)
Change in tax reserves	-	-	(25)	(0.1)	362	52.9
Research & development tax credit	(1,407)	(2.1)	-	-	-	-
Change in valuation allowances	(501)	(0.7)	114	0.3	3,842	561.7
Adjustment of prior year provisionestimates	(234)	(0.4)	(1,535)	(3.5)	(1,711)	(250.1)
State taxes and other, net	1,533	2.3	359	0.9	(1,805)	(263.9)
Income tax expense (benefit)	$20,203	30.0%	$13,720	31.3%	$(1,296)	(189.4)%

During fiscal year 2008, we decreased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $501 due to tax planning associated with intercompany interest charges offsetting the operating losses.  During fiscal year 2007, we increased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $2,482.  This was almost entirely offset by a reduction of valuation allowances in the amount of $2,481 related to certain state net operating losses and tax credits due to tax planning efforts.  The increase in our valuation allowance in fiscal year 2006 was primarily due to the allowance for losses of the Americana, Brazil operation.

Effective June 22, 2006, many of the tax measures introduced in the 2006 Canadian Federal budget were passed into law.  Included in the budget was a reduction in the general corporate tax rate to 20.5% for 2008, 20% for 2009, and 19% for 2010 and later years.  As a result, the company remeasured its Canadian deferred tax balances based on the reversal pattern of our temporary differences, resulting in a $791 net tax benefitin fiscal 2006.  Effective December 2007, Canada enacted Canada Bill C-28 which further reduced its Canadian corporate tax rates to 19.5% for 2008, 19% for 2009, 18% for 2010, 16.5% for 2011 and 15% for 2012 and later years.  This further reduction in corporate rates resulted in an additional remeasurement of Canadian deferred tax balances with a net tax benefit of $165 in fiscal 2008.  Furthermore, changes in estimates and tax planning resulted in a net tax benefit of $438 in fiscal 2008 related to utilization of Canadian net operating loss carryforwards.

Effective July 2007, Germany reduced its tax rates resulting in a $2,245 net tax benefit for fiscal 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $878 to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1,806 and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of June 30, 2008, we remained subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2008, Canadian income tax returns for the years ended June 30, 2002 through June 30, 2008 and German tax filings for the years ended June 30, 2003 through June 30, 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$(75,320)	$(85,838)
Inventory	(185)	(2,290)
Other	(19,251)	(16,874)
Total deferred tax liabilities	(94,756)	(105,002)

Deferred tax assets:
Postretirement benefits	9,155	8,899
Net operating losses	27,270	53,733
Nondeductible reserves	2,001	2,204
Credit carryforwards	12,912	11,979
Other	4,668	2,776
Total deferred tax assets	56,006	79,591
Valuation allowances	(13,401)	(11,720)
Deferred tax assets, net of valuation allowances	42,605	67,871
Net deferred tax liability	$(52,151)	$(37,131)

The valuation allowances at June 30, 2008 and 2007 relate specifically to net operating losses in certain state and foreign jurisdictions. Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2008 will be fully utilized after consideration of the valuation allowance recorded.

Taxes paid in fiscal 2008 and fiscal 2007 were $10,077 and $2,162, respectively.  We paid no cash taxes during fiscal 2006.

At June 30, 2008, foreign net operating loss carryforwards total approximately $69,414.  Of this total, $47,324 has no expiration date and $22,090 have expiration dates from 2010 to 2028.  All federal net operating loss carryforwards were utilized during 2008. State net operating loss carryforwards total $111,797 and expire between 2018 and 2028. Additionally, at June 30, 2008, we have a minimum tax carryforward of $8,083 which has an indefinite life and general business creditsof $4,272 which will expire between 2021 and 2028.  State tax credits of $557 are recorded and are expected to be utilized over the next few years.

NOTE 12: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S.employees.  We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation.  We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for the years ended June 30, 2008, 2007 and 2006 was $7,870, $7,388 and $7,153, respectively.

Postretirement Healthcare Plans

We also provide medical, dental, and life insurance postretirement plans covering certain U.S.employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans. Our current policy is to fund the cost of these benefits as payments to participants are required. We have established cost maximums to more effectively control future medical costs. Effective July 1, 2002, we amended our postretirement medical plan to, among other things, reduce the level of cost maximums per eligible employee. Effective January 1, 2006, Medicare eligible retirees age 65 or older will not continue coverage under the self-funded plan. Instead, they are provided a subsidy towards the purchase of supplemental insurance. This amendment reduced the accumulated postretirement benefit obligation by $4,089.  The benefit obligation reduction is being amortized over 7.75 years.

Effective for fiscal year 2007, we adopted the disclosure provisions of SFAS No. 158.  SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized in our consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service credits, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 106, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 106.  These amounts will be subsequently recognized as net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.  SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  However, the measurement date provision is not required to be adopted until fiscal year 2009.

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

            The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2008	2007	2006

Service cost for benefits earned	$604	$598	$629
Interest cost on benefit obligation	1,401	1,408	1,258
Amortization of prior service credit	(1,002)	(1,002)	(1,055)
Amortization of actuarial loss	583	567	597
Total cost	$1,586	$1,571	$1,429

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2008, and a statement of the plans’ funded status as of June 30, 2008 and 2007.  The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2008	2007
Change in benefit obligation:
Obligation at beginning of year	$24,564	$22,459
Service cost	604	598
Interest cost	1,401	1,408
Participant contributions	684	565
Actuarial loss (gain)	(1,637)	1,289
Benefits paid	(1,918)	(1,755)
Obligation at end of year	23,698	24,564
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	1,234	1,190
Plan participant contributions	684	565
Benefits paid	(1,918)	(1,755)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(23,698)	(24,564)
Otherplans	(2,020)	(1,687)
Accrued post retirement benefit obligation	(25,718)	(26,251)
Less current portion included in accrued expenses	1,850	1,742
Noncurrent obligation recognized in the consolidated balance sheet	$(23,868)	$(24,509)

As a result of the adoption of SFAS No. 158 on June 30, 2007, the accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2008 and 2007 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income at June 30 as follows:

	June 30
	2008	2007
Prior service credit	$3,545	$4,548
Accumulated actuarial loss	(7,145)	(9,365)
Accumulated other comprehensive income	(3,600)	(4,817)
Tax effect	1,332	1,782
Accumulated other comprehensive income, net of tax	$(2,268)	$(3,035)

The prior service creditand accumulated actuarial loss included in other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2009 is $1,002, ($631net of tax) and $399 ($249net of tax), respectively.

Expected annual benefit payments are as follows: 2009- $1,850; 2010- $1,838; 2011 - $1,837; 2012 - $1,800; 2013- $1,836; and 2014 to 2018 - $10,117.  Expected employer contributions for fiscal year 2009 are approximately $1,060.

The weighted average assumptions used to determine benefit obligations were as follows:

	2008	2007
Discount rate	6.40%	5.90%
Measurement date	April 30, 2008	April 30, 2007

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate	5.90%	6.25%	5.75%
Measurement date	April 30, 2007	April 30, 2006	April 30, 2005

During fiscal year ended June 30, 2008, our net employer cost reached the net employer cost cap.  Therefore no assumption has been made for a rate increase in the per capita cost of covered benefits.  In fiscal year 2007, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical plans was 9.0%.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

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

NOTE 13: SIGNIFICANT CUSTOMER

Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2008, 2007and 2006were 10%, 12% and 13%, respectively, of total net sales.  Specialty fibers accounted for 66%, 38% and 40% of these sales in fiscal years 2008, 2007and 2006, respectively.  The remainder of these sales were derived from the nonwoven materials segment.

NOTE 14: SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials. The specialty fibers segmentconsists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton. Management makes financial decisions and allocates resources based on the sales and operating income of each segment. We allocate selling, research, and administration expenses to each segment and management uses the resulting operating income to measure the performance of the segments. The financial information attributed to these segments is included in the following table:

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$595,782	$263,551	$(33,816)	$825,517
	2007	543,831	258,843	(33,353)	769,321
	2006	515,855	240,873	(28,243)	728,485
Operating income (loss)	2008	90,640	15,300	(5,607)	100,333
	2007	65,847	22,210	(6,846)	81,211
	2006	36,683	16,284	(8,547)	44,420
Depreciation and amortization of intangibles	2008	33,168	16,134	3,425	52,727
	2007	31,770	16,047	3,775	51,592
	2006	29,945	15,835	3,398	49,178
Total assets	2008	525,147	279,688	204,390	1,009,225
	2007	479,121	270,168	202,533	951,822
	2006	472,559	276,589	199,065	948,213
Capital expenditures	2008	42,347	4,855	1,995	49,197
	2007	36,614	4,316	4,270	45,200
	2006	42,410	1,939	1,242	45,591

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of impairment of long-lived assets, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets,charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock based compensation from the specialty fibers and nonwovens segments for fiscal years 2007 and 2006 for comparability.  Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.  Certain partially impaired assets are included in the total assets for the reporting segments, but the associated asset impairment charges are included in the corporate category.  These asset impairment charges and the segments they relate to are discussed further in Note 3.  Corporate assets primarily include cash, goodwill and intellectual property.

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

	Year Ended June 30
	2008	2007	2006
Chemical cellulose	32%	33%	32%
Customized fibers	17%	16%	17%
Fluff pulp	19%	18%	18%
Nonwoven materials	32%	33%	33%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germanyand Brazil.  The following provides a summary of net sales to unaffiliated customers, based on point of origin, long-lived assets by geographic areas and net sales by point of destination:

	Year Ended June 30
Net sales by point of origin:	2008		2007		2006
United States	$624,741	76%	$578,047	75%	$539,233	74%
Germany	110,077	13	104,031	14	120,970	17
Other	90,699	11	87,243	11	68,282	9
Total	$825,517	100%	$769,321	100%	$728,485	100%

	Year Ended June 30
Net sales by point of destination:	2008		2007		2006
North America	$346,717	42%	$332,825	43%	$302,527	42%
Europe	305,441	37	288,754	38	274,157	38
Asia	90,807	11	71,967	9	76,851	10
South America	33,021	4	28,072	4	25,865	4
Other	49,531	6	47,703	6	49,085	6
Total	$825,517	100%	$769,321	100%	$728,485	100%

	As of June 30
	2008	2007	2006
Long-lived assets by geographical area:
United States	$463,768	$458,421	$464,637
Canada	140,476	137,911	134,102
Germany	57,878	53,596	54,658
Brazil	87,368	73,970	66,195
Other	37	40	89
Total long-lived assets	$749,527	$723,938	$719,681

NOTE 15: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $8,194, $8,316and $9,182 were charged to expense as incurred for the years ended June 30, 2008, 2007and 2006, respectively.

NOTE 16: COMMITMENTS

We have significant purchase contracts for both timber and energy under separate agreements expiring at various dates through fiscal year 2014.  Under two separate timber contracts we are required to purchase certain timber from specified tracts of land that is available for harvest.  The energy contract is for our Americana, Brazil operation and requires us to purchase a minimum amount of contracted energy each year.  The contract prices under the terms of the timber agreements are fixed annually based on market prices and the contract prices under the energy contract are adjusted annually based on inflation indices.  At June 30, 2008, total estimated annual purchase obligations for those agreements noted above were as follows:  2009—$16,359; 2010—$13,917; 2011—$8,475; 2012—$2,950; 2013—$2,950; thereafter—$1,475.  Purchases under these agreements for the years ended June 30, 2008, 2007 and 2006 were $16,743,$11,988 and $12,978, respectively.

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

The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point.  The studies’ focus was to determine if more cost effective technologies are available to address both Class III water quality standards for the Fenholloway River and the anticipated EPA “cluster rules” applicable to wastewater discharges from dissolving kraft pulp mills, like the Foley Plant.  While these studies were being conducted, implementation of the non in-plant process changes set out inthe Fenholloway Agreement was deferred.  The studies were completed, and the EPA provided comments to FDEP on the steps that would be required to overcome the EPA’s objections to the draft NPDES permit.  In August 2005 FDEP redrafted the Buckeye NPDES permit to address the EPA’s comments.  The proposed permit recognizes that the in-plant process changes already completed and the additional process changes planned as part of the proposedNPDES permit will satisfy the EPA’s cluster rule requirements applicable to dissolving kraft pulp mills.  FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005, without EPA objection.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the proposed permit based on additional studies and development of a total maximum daily load.  The additional studies necessary to support revisions to the proposed permit will likely require several years to complete.  Buckeye is currently addressing the permit revision timetable with FDEP.  As a result, the timing for the issuance of the revised permit and the requisite public notice and review process is not known at this time.  Based on the requirements anticipated inthe proposed permit, we expect to incur capital expenditures of approximately $9,000 over the next two years on in-plant process changes, and additional capital expenditures of at least $50,000 over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the permit is issued and whether there are any further changes to the proposed permit.

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

On January 3, 2008, K.T. Equipment (International)(K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T.a contingent promissory note in the principal amount of $5,000 plus accrued interest of approximately $2,567 as of June 30, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007.  We believe we have emeritorious defenses to K.T.’s claim and intend to defend against the claim vigorously.

NOTE 18: FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable  accounts payable,and short-term debt,the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facilities approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt and capital leases at June 30, 2008, were $394,268 and $395,557, respectively, and at June 30, 2007 were $445,893 and $450,833, respectively.

NOTE 19: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2008

Net sales	$197,399	$210,922	$201,865	$215,331
Gross margin	40,655	41,979	34,201	32,727
Operating income	28,524	29,822	22,263	19,724
Net income	13,497	13,866	10,422	9,317
Earnings per share
Basic	$0.35	$0.36	$0.27	$0.24
Diluted	$0.34	$0.35	$0.26	$0.24

Year ended June 30, 2007

Net sales	$191,406	$184,730	$193,009	$200,176
Gross margin	29,335	29,019	32,939	40,523
Operating income	17,487	17,338	19,558	26,828
Net income	3,807	3,820	6,573	15,918
Earnings per share
Basic	$0.10	$0.10	$0.17	$0.42
Diluted	$0.10	$0.10	$0.17	$0.41

(1)            During the fourth quarter of fiscal 2007, we incurred a pretax benefit of $2,000 ($1,274 after tax) from a water partnership payment, $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note, and a $2,481 tax benefit from adjustments related to state valuation allowances and credits.

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$123,263	$538,444	$201,515	$(37,705)	$825,517
Cost of goods sold	108,297	422,226	182,964	(37,532)	675,955
Gross margin	14,966	116,218	18,551	(173)	149,562

Selling, research and administrative expenses, and other	(17,729)	55,872	10,990	-	49,133
Restructuring and impairment costs	69	-	27	-	96

Operating income (loss)	32,626	60,346	7,534	(173)	100,333

Other income/(expense):
Net interest income/(expense) and amortization of debt	(33,712)	272	454	-	(32,986)
Other income/(expense), including equity income in affiliates	50,966	156	208	(51,372)	(42)
Intercompany interest income/(expense)	26,961	(26,014)	(947)	-	-

Income/(loss) before income taxes	76,841	34,760	7,249	(51,545)	67,305

Income tax expense/(benefit)	29,739	7,612	(654)	(16,494)	20,203

Net income (loss)	$47,102	$27,148	$7,903	$(35,051)	$47,102

STATEMENTS OF OPERATIONS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$118,258	$496,269	$191,635	$(36,841)	$769,321
Cost of goods sold	98,736	402,463	172,656	(36,350)	637,505
Gross margin	19,522	93,806	18,979	(491)	131,816

Selling, research and administrative expenses, and other	8,574	29,381	11,401	-	49,356
Restructuring and impairment costs	501	51	697	-	1,249

Operating income(loss)	10,447	64,374	6,881	(491)	81,211

Other income/(expense):
Net interest income/(expense) and amortization of debt	(38,919)	(131)	252	-	(38,798)
Other income/(expense), including equity income in affiliates	39,700	1,998	288	(40,561)	1,425
Intercompany interest income/(expense)	28,345	(22,346)	(5,999)	-	-

Income/(loss) before income taxes	39,573	43,895	1,422	(41,052)	43,838

Income tax expense/(benefit)	9,455	14,161	3,857	(13,753)	13,720

Net income (loss)	$30,118	$29,734	$(2,435)	$(27,299)	$30,118

STATEMENTS OF OPERATIONS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$109,164	$461,613	$190,984	$(33,276)	$728,485
Cost of goods sold	94,527	395,369	172,403	(33,612)	628,687
Gross margin	14,637	66,244	18,581	336	99,798

Selling, research and administrative expenses, and other	12,977	29,021	7,764	-	49,762
Restructuring and impairment costs	1	498	5,117	-	5,616

Operating income	1,659	36,725	5,700	336	44,420

Other income/(expense):
Net interest income/(expense) and amortization of debt	(45,187)	311	1,643	-	(43,233)
Other income/(expense), including equity income in affiliates	17,596	69	(632)	(17,536)	(503)
Intercompany interest income/(expense)	28,340	(19,809)	(8,531)	-	-

Income/(loss) before income taxes	2,408	17,296	(1,820)	(17,200)	684

Income tax expense (benefit)	428	1,889	2,407	(6,020)	(1,296)

Net income (loss)	$1,980	$15,407	$(4,227)	$(11,180)	$1,980

BALANCE SHEETS
As of June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$491	$137	$9,765	$-	$10,393
Accounts receivable, net	18,909	70,379	38,233	-	127,521
Inventories	31,034	57,499	22,826	(1,105)	110,254
Other current assets	3,565	6,702	1,263	-	11,530
Intercompany accounts receivable	-	87,036	-	(87,036)	-
Total current assets	53,999	221,753	72,087	(88,141)	259,698

Property, plant and equipment, net	60,090	334,367	161,251	-	555,708
Goodwill and intangibles, net	36,843	27,347	116,045	-	180,235
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	411,183	262,661	116,461	(776,721)	13,584
Total assets	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,353	$29,211	$9,593	$-	$49,157
Other current liabilities	18,360	22,009	10,647	-	51,016
Intercompany accounts payable	78,510	-	8,526	(87,036)	-
Total current liabilities	107,223	51,220	28,766	(87,036)	100,173

Long-term debt	393,910	-	-	-	393,910
Deferred income taxes	(10,211)	51,551	16,623	-	57,963
Other long-term liabilities	9,853	15,749	2,020	-	27,622
Intercompany notes payable	-	258,728	109,489	(368,217)	-
Stockholders’/invested equity	429,557	468,880	308,946	(777,826)	429,557
Total liabilities and stockholders’ equity	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

BALANCE SHEETS
As of June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,329	$447	$8,014	$-	$14,790
Accounts receivable, net	15,147	71,753	29,965	-	116,865
Inventories	18,468	48,739	20,501	(931)	86,777
Other current assets	2,724	5,690	1,038	-	9,452
Intercompany accounts receivable	-	96,305	-	(96,305)	-
Total current assets	42,668	222,934	59,518	(97,236)	227,884

Property, plant and equipment, net	58,941	328,480	150,234	-	537,655
Goodwill and intangibles, net	15,805	49,786	108,361	-	173,952
Intercompany notes receivable	304,310	-	-	(304,310)	-
Other assets, including investment in subsidiaries	451,638	327,254	99,443	(866,004)	12,331
Total assets	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$7,799	$25,473	$7,758	$-	$41,030
Other current liabilities	18,843	17,684	13,409	(5)	49,931
Intercompany accounts payable	84,733	-	11,571	(96,304)	-
Total current liabilities	111,375	43,157	32,738	(96,309)	90,961

Long-term debt	445,138	-	-	-	445,138
Deferred income taxes	(38,450)	61,034	19,177	-	41,761
Other long-term liabilities	8,145	16,976	1,687	-	26,808
Intercompany notes payable	-	193,789	110,520	(304,309)	-
Stockholders’/invested equity	347,154	613,498	253,434	(866,932)	347,154
Total liabilities and stockholders’ equity	$873,362	$928,454	$417,556	$(1,267,550)	$951,822

STATEMENTS OF CASH FLOWS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$49,605	$39,561	$3,140	$92,306

Investing activities:
Purchases of property, plant and equipment	(6,722)	(39,023)	(3,452)	(49,197)
Other	-	(451)	17	(434)
Net cash used in investing activities	(6,722)	(39,474)	(3,435)	(49,631)

Financing activities
Purchase of treasury shares	(2,720)	-	-	(2,720)
Net borrowings under revolving line of credit	78,079	-	156	78,235
Net payments on long-term debt and other	(124,080)	(397)	-	(124,477)
Net cash provided by (used in) financing activities	(48,721)	(397)	156	(48,962)

Effect of foreign currency rate fluctuations on cash	-	-	1,890	1,890

Increase (decrease) in cash and cash equivalents	(5,838)	(310)	1,751	(4,397)
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$491	$137	$9,765	$10,393

STATEMENTS OF CASH FLOWS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$74,074	$33,395	$3,892	$111,361

Investing activities:
Purchases of property, plant and equipment	(9,040)	(31,945)	(4,215)	(45,200)
Other	-	(538)	520	(18)
Net cash used in investing activities	(9,040)	(32,483)	(3,695)	(45,218)

Financing activities
Net payments under revolving line of credit	(3,000)	-	-	(3,000)
Net payments on long-term debt and other	(57,244)	(627)	-	(57,871)
Net cash used in financing activities	(60,244)	(627)	-	(60,871)

Effect of foreign currency rate fluctuations on cash	-	-	784	784

Increase in cash and cash equivalents	4,790	285	981	6,056
Cash and cash equivalents at beginning of period	1,539	162	7,033	8,734
Cash and cash equivalents at end of period	$6,329	$447	$8,014	$14,790

STATEMENTS OF CASH FLOWS
Year ending June 30, 2006

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$29,990	$29,445	$(714)	$58,721

Investing activities:
Purchases of property, plant and equipment	(4,899)	(18,627)	(22,065)	(45,591)
Other	-	505	191	696
Net cash used in investing activities	(4,899)	(18,122)	(21,874)	(44,895)

Financing activities
Net borrowings under revolving line of credit	350	-	-	350
Netborrowings (payments) on long-term debt and other	(24,762)	(11,312)	19,810	(16,264)
Net cash provided by (used in) financing activities	(24,412)	(11,312)	19,810	(15,914)

Effect of foreign currency rate fluctuations on cash	-	-	896	896

Increase (decrease) in cash and cash equivalents	679	11	(1,882)	(1,192)
Cash and cash equivalents at beginning of period	860	151	8,915	9,926
Cash and cash equivalents at end of period	$1,539	$162	$7,033	$8,734

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2008	$1,399	$116	$(58)(a	)	$1,457

Year ended June 30, 2007	$1,904	$277	$(782)(a	)	$1,399

Year ended June 30, 2006	$5,602	$123	$(3,821)(a	)	$1,904

Accrual for restructuring
Year ended June 30, 2008	$327	$96	$(307)(b	)	$116

Year ended June 30, 2007	$20	$1,249	$(942)(b	)	$327

Year ended June 30, 2006	$2,471	$3,550	$(6,001)(b	)	$20

Deferred tax assets valuation allowance
Year ended June 30, 2008	$11,720	$-	$1,681(c	)	$13,401

Year ended June 30, 2007	$10,065	$114	$1,541(c	)	$11,720

Year ended June 30, 2006	$5,813	$3,842	$410(c	)	$10,065

(a) Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b) Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c) Impact of change in exchange rate between Brazilian reals and US dollars.