Form 10-Q
period 2008-09-30
BUCKEYE TECHNOLOGIES INC
filed 2008-10-30
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
Delaware
(state or other jurisdiction of incorporation)

Internal Revenue Service — Employer Identification No. 62-1518973

1001 Tillman Street, Memphis, TN 38112
901-320-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 30, 2008, there were outstanding 38,643,740Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2008	2007
Net sales	$221,293	$197,399
Cost of goods sold	185,955	156,744
Gross margin	35,338	40,655

Selling, research and administrative expenses	12,210	11,474
Amortization of intangibles and other	469	561
Restructuring costs	-	96
Operating income	22,659	28,524

Net interest expense and amortization of debt costs	(7,438)	(9,157)
Loss on early extinguishment of debt	-	(786)
Foreign exchange and other	(831)	(168)

Income before income taxes	14,390	18,413
Income tax expense	5,540	4,916

Net income	$8,850	$13,497

Earnings per share
Basic	$0.23	$0.35
Diluted	$0.23	$0.34

Weighted average shares for earnings per share
Basic	38,704	38,743
Effect of diluted shares	179	517
Diluted	38,883	39,260

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2008	June 30 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,451	$10,393
Accounts receivable –net	128,549	127,521
Inventories– net	109,211	110,254
Deferred income taxes and other	11,355	11,530
Total current assets	267,566	259,698

Property, plant and equipment	1,078,231	1,093,759
Less accumulated depreciation	(540,675)	(538,051)
	537,556	555,708
Goodwill	156,800	163,622
Intellectual property and other, net	28,036	30,197
Total assets	$989,958	$1,009,225

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$41,618	$49,157
Accrued expenses	59,248	50,451
Current portion of capital lease obligation	253	358
Short-term debt	285	207
Total current liabilities	101,404	100,173

Long-term debt	392,439	393,910
Accrued postretirement benefits	22,406	23,868
Deferred income taxes	57,754	57,963
Other liabilities	3,017	3,754
Stockholders’ equity	412,938	429,557
Total liabilities and stockholders’ equity	$989,958	$1,009,225

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2008	2007
Operating activities
Net income	$8,850	$13,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,743	12,629
Amortization	639	502
Loss on early extinguishment of debt	-	786
Deferred income taxes and other	1,876	4,915
Excess tax benefit from stock based compensation	-	(15)
Changes in operating assets and liabilities:
Accounts receivable	(5,125)	(1,726)
Inventories	(841)	(5,571)
Other assets	142	(219)
Accounts payable and other current liabilities	3,772	6,955
Net cash provided by operating activities	22,056	31,753
Investing activities
Purchases of property, plant and equipment	(11,082)	(8,990)
Other	(23)	(46)
Net cash used in investing activities	(11,105)	(9,036)
Financing activities
Net borrowings (payments) under lines of credit	(1,232)	88,267
Payments for debt issuance costs	-	(1,289)
Payments on long-term debt and other	(105)	(113,719)
Purchase of treasury shares	(494)	-
Net proceeds from sale of equity interests	-	2,705
Excess tax benefit from stock based compensation	-	15
Net cash used in financing activities	(1,831)	(24,021)
Effect of foreign currency rate fluctuations on cash	(1,062)	517
Increase (decrease) in cash and cash equivalents	8,058	(787)
Cash and cash equivalents at beginning of period	10,393	14,790
Cash and cash equivalents at end of period	$18,451	$14,003

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:	BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 27, 2008 (“Annual Report”).  Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2009 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

We report results for two segments, specialty fibers and nonwoven materials.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  Management makes financial decisions and allocates resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment and management uses the resulting operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following table:

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$164,979	$65,862	$(9,548)	$221,293
	2007	135,701	71,630	(9,932)	197,399
Operating income (loss)	2008	20,118	3,593	(1,052)	22,659
	2007	21,971	7,908	(1,355)	28,524
Depreciation and amortization of	2008	8,348	4,045	819	13,212
Intangibles	2007	8,015	4,232	944	13,191
Capital expenditures	2008	10,097	778	207	11,082
	2007	7,920	707	363	8,990

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three months ended September 30, 2007 for comparability.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  Intersegment sales are at current market prices.

NOTE 3:    RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  The impact of adoption was not material.

NOTE 4:   RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During fiscal 2007, we entered into a restructuring program that complemented our operations’ consolidations and involved consolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was$1,358 and was completed during the first quarter of the 2008 fiscal year.  The remaining accrual of $105 will be paid in fiscal year 2009.  As a result of this restructuring, 22 positions were eliminated.

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

    The components of inventory consist of the following:

	September 30 2008	June 30 2008

Raw materials	$35,838	$40,758
Finished goods	49,413	45,184
Storeroom and other supplies	23,960	24,312
	$109,211	$110,254

NOTE 6:   DEBT

The components of long-term debt consist of the following:

	September 30 2008	June 30 2008
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2010	115,739	115,830
Credit facility	76,700	78,080
	$392,439	$393,910

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

Senior Subordinated Notes

During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the “2008 Notes”).  These notes were redeemable at our option, in whole or in part, at any time after September 15, 2004, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.

Through fiscal year 2007, we redeemed $40,000 of the 2008 Notes.  During the three months ended September 30, 2007, we redeemed the remaining $60,000 of the 2008 Notes.  As a result of this redemption, we wrote off the remaining balance of deferred financing costs and unamortized discount related to the 2008 Notes.  During the three months ended September 30, 2007, we recorded non-cash expenses of $205 related to the early extinguishment of this debt.

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

Through fiscal year 2008, we redeemed $35,000 of the 2010 Notes.  $20,000 of these redemptions were completed during the three months ended September 30, 2007.  As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 notes.  During the three months ended September 30, 2007, we recorded non-cash expenses of $153 related to the early extinguishment of this debt.

Revolving Credit Facility

On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amended and restated the Company's old credit facility.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We used the proceeds from this facility to redeem the remaining $60,000 of our 2008 notes, to redeem $20,000 of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At September 30, 2008, we were in compliance with the financial covenants under our credit facility.

On September 30, 2008, we had $18,451 of cash and cash equivalents and we had $117,948 borrowing capacity on our credit facility.  The credit facility also contains a $50,000 increase option.  The portion of this capacity that we could borrow on a particular date will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.  Our credit facility allows for a sublimit on letters of credit of $50,000.  As of September 30, 2008, $44,648 of the sublimit was unused.

The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During the three months ended September 30, 2007, $178 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three months ended September 30, 2008, the swap increased our interest expense by $151.  During the three months ended September 30, 2007, the swap reduced our interest expense by $10.  At September 30, 2008, our liability on the interest rate swap agreement was $514.

NOTE 7:	STOCKHOLDERS' EQUITY

The change in stockholders' equity was due mainly to the change in comprehensive income as shown in the chart below.  The components of comprehensive income consist of the following:

	Three Months Ended September 30
	2008	2007

Net income	$8,850	$13,497
Foreign currency translation adjustments –net	(26,091)	14,909
Unrealized losses on hedging activities	(77)	-
Comprehensive income	$(17,318)	$28,406

For the three months ended September 30, 2008, the change in the foreign currency translation adjustment is due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($9,002), the Brazilian real of ($12,084) and the Canadian dollar of ($5,005).

For the three months ended September 30, 2007, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,718, the Brazilian real of $2,493 and the Canadian dollar of $8,698.

NOTE 8:	INCOME TAXES

  On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2008, we remain subject to examinations of our U.S. federal and state income tax returns for the years 2003 through 2007, Canadian income tax returns for the years 2001 through 2007 and German tax filings for the years 2002 through 2007.

Our effective tax rate for the three months ended September 30, 2008 was 38.5% versus 26.7% for the same period in 2007.  The main reason for the lower tax rate for the three months ended September 30, 2007 was a German tax rate law change which reduced our taxes by approximately $2,200 during that period.  Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation.  We currently expect the effective tax rate for the 2009 fiscal year to be about 35%.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2008	2007

Expected tax expense at 35%	$5,037	$6,444
German tax rate change	-	(2,245)
Effect of foreign operations	776	762
Other	(273)	(45)
Income tax expense	$5,540	$4,916

NOTE 9: EMPLOYEE BENEFIT PLANS

In September 2006, the FASB issued SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  On July 1, 2008, we adopted the measurement date provisions of SFAS No. 158.  SFAS No. 158 requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  The adoption of the measurement date provisions of SFAS No. 158 resulted in a decrease in accrued postretirement benefits of $1,175, an increase in deferred tax liabilities of $435, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $142.  The adoption of the measurement date provisions of SFAS No. 158 had no material effect on our consolidated statement of income for the three months ended September 30, 2008 or for any prior period presented, and it will not materially affect our operating results in future periods.

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

	Three Months Ended September 30
	2008	2007
Service cost for benefits earned	$121	$151
Interest cost on benefit obligation	374	350
Amortization of unrecognized prior service cost	(251)	(251)
Actuarial loss	69	146
Total cost	$313	$396

NOTE 10: CONTINGENCIES

On January 3, 2008, K.T. Equipment (International) (K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5,000 plus accrued interest of approximately $2,655 as of September 30, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

    The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point, and some members of the public have also challenged the permit.  Based on the requirements anticipated in the proposed permit, we expect to incur capital expenditures of approximately $12,500 dollars over the four year period that began in fiscal year 2008 on in-plant process changes, and additional capital expenditures of at least $50,000 dollars over at least five years, possibly beginning as early as fiscal year 2012.  See Note 17 “Contingencies” to the financial statements included in our Annual Report for the year ended June 30, 2008.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$36,271	$144,525	$51,193	$(10,696)	$221,293
Cost of goods sold	33,804	115,965	47,382	(11,196)	185,955
Gross margin	2,467	28,560	3,811	500	35,338

Selling, research and administrative expenses, and other	(4,137)	13,757	3,059	-	12,679

Operating income	6,604	14,803	752	500	22,659

Other income (expense):
Net interest income (expense) and amortization of debt	(7,757)	281	38	-	(7,438)
Other income (expense), including equity income (loss) in affiliates	6,733	(76)	(787)	(6,701)	(831)
Intercompany interest income (expense)	7,718	(6,541)	(1,177)	-	-

Income (loss) before income taxes	13,298	8,467	(1,174)	(6,201)	14,390

Income tax expense (benefit)	4,448	2,796	372	(2,076)	5,540

Net income (loss)	$8,850	$5,671	$(1,546)	$(4,125)	$8,850

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$27,603	$127,727	$53,228	$(11,159)	$197,399
Cost of goods sold	23,033	98,686	46,139	(11,114)	156,744
Gross margin	4,570	29,041	7,089	(45)	40,655

Selling, research and administrative expenses, and other	(4,246)	13,182	3,099	-	12,035
Restructuring and impairment costs	69	-	27	-	96

Operating income (loss)	8,747	15,859	3,963	(45)	28,524

Other income (expense):
Net interest income (expense) and amortization of debt	(9,139)	(68)	50	-	(9,157)
Other income (expense), including equity income (loss)in affiliates	16,577	170	(495)	(17,206)	(954)
Intercompany interest income (expense)	8,331	(6,546)	(1,785)	-	-

Income (loss) before income taxes	24,516	9,415	1,733	(17,251)	18,413

Income tax expense (benefit)	11,019	2,997	(1,337)	(7,763)	4,916

Net income (loss)	$13,497	$6,418	$3,070	$(9,488)	$13,497

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,762	$3	$16,686	$-	$18,451
Accounts receivable, net of allowance	18,547	75,747	34,255	-	128,549
Inventories	29,041	59,264	21,510	(604)	109,211
Other current assets	3,741	6,789	825	-	11,355
Intercompany accounts receivable	-	80,030	-	(80,030)	-
Total current assets	53,091	221,833	73,276	(80,634)	267,566

Property, plant and equipment, net	59,354	336,153	142,049	-	537,556
Goodwill and intangibles, net	36,355	27,347	109,224	-	172,926
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	394,528	263,827	105,039	(751,484)	11,910
Total assets	$911,545	$849,160	$429,588	$(1,200,335)	$989,958

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$6,322	$25,575	$9,721	$-	$41,618
Other current liabilities	24,383	24,287	11,116	-	59,786
Intercompany accounts payable	71,150	-	8,880	(80,030)	-
Total current liabilities	101,855	49,862	29,717	(80,030)	101,404

Long-term debt	392,439	-	-	-	392,439
Deferred income taxes	(5,133)	48,868	14,019	-	57,754
Other long-term liabilities	9,446	14,137	1,840	-	25,423
Intercompany notes payable	-	261,524	106,693	(368,217)	-
Stockholders’/invested equity	412,938	474,769	277,319	(752,088)	412,938
Total liabilities and stockholders’ equity	$911,545	$849,160	$429,588	$(1,200,335)	$989,958

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$491	$137	$9,765	$-	$10,393
Accounts receivable, net	18,909	70,379	38,233	-	127,521
Inventories	31,034	57,499	22,826	(1,105)	110,254
Other current assets	3,565	6,702	1,263	-	11,530
Intercompany accounts receivable	-	87,036	-	(87,036)	-
Total current assets	53,999	221,753	72,087	(88,141)	259,698

Property, plant and equipment, net	60,090	334,367	161,251	-	555,708
Goodwill and intangibles, net	36,843	27,347	116,045	-	180,235
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	411,183	262,661	116,461	(776,721)	13,584
Total assets	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,353	$29,211	$9,593	$-	$49,157
Other current liabilities	18,360	22,009	10,647	-	51,016
Intercompany accounts payable	78,510	-	8,526	(87,036)	-
Total current liabilities	107,223	51,220	28,766	(87,036)	100,173

Long-term debt	393,910	-	-	-	393,910
Deferred income taxes	(10,211)	51,551	16,623	-	57,963
Other long-term liabilities	9,853	15,749	2,020	-	27,622
Intercompany notes payable	-	258,728	109,489	(368,217)	-
Stockholders’/invested equity	429,557	468,880	308,946	(777,826)	429,557
Total liabilities and stockholders’ equity	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$3,706	$10,186	$8,164	$22,056

Investing activities:
Purchases of property, plant and equipment	(562)	(10,192)	(328)	(11,082)
Other	-	(23)	-	(23)
Net cash used in investing activities	(562)	(10,215)	(328)	(11,105)

Financing activities
Net borrowings (payments) under line of credit	(1,379)	-	147	(1,232)
Net payments on long-term debt and other	-	(105)	-	(105)
Purchase of treasury shares	(494)	-	-	(494)
Net cash provided by (used in) financing activities	(1,873)	(105)	147	(1,831)

Effect of foreign currency rate fluctuations on cash	-	-	(1,062)	(1,062)

Increase (decrease) in cash and cash equivalents	1,271	(134)	6,921	8,058
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,762	$3	$16,686	$18,451

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$19,415	$7,584	$4,754	$31,753

Investing activities:
Purchases of property, plant and equipment	(1,132)	(7,482)	(376)	(8,990)
Other	-	(46)	-	(46)
Net cash used in investing activities	(1,132)	(7,528)	(376)	(9,036)

Financing activities
Net borrowings under line of credit	87,762	-	505	88,267
Net payments on long-term debt and other	(112,191)	(97)	-	(112,288)
Net cash provided by (used in) financing activities	(24,429)	(97)	505	(24,021)

Effect of foreign currency rate fluctuations on cash	-	-	517	517

Increase (decrease) in cash and cash equivalents	(6,146)	(41)	5,400	(787)
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$183	$406	$13,414	$14,003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2008 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2008 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three months ended September 30, 2008 to the three months ended September 30, 2007.

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

Sales for the three months ended September 30, 2008 of $221 million set a new Company record and were up 12% versus the same period in 2007.  Substantial selling price increases across both segments and higher shipment volumes from all of our specialty fibers plants were sufficient to more than offset the impact of lower shipment volume in our nonwoven materials segment.  While sales revenue for the nonwovens materials segment was up $4 million (7%) for the three months ended September 30, 2008 versus the three months ended June 30, 2008, nonwovens sales were down $6 million (8%) compared to the three months ended September 30, 2007 because of the loss of a significant piece of business with a major customer in January 2008, which has not been completely replaced.  In the just completed quarter, we continue to see strong demand and a strong pricing environment for our products in the specialty fibers segment of our business, where sales were up approximately 22% for the three months ended September 30, 2008 versus the three months ended September 30, 2007.  Specialty fibers segment shipment volume was up 4% for the three months ended September 30, 2008 versus the three months ended September 30, 2007.  Selling prices were up 13% on specialty wood fibers, up 28% on specialty cotton fibers and up 8% on fluff pulp between these two periods.

Operating income decreased approximately $5.9 million for the three months ended September 30, 2008 versus the same period in 2007.  In spite of substantial selling price increases across all of our businesses, our gross margin decreased from 20.6% of sales for the three months ended September 30, 2007 to 16.0% for the three months ended September 30, 2008 due to lower capacity utilization at our airlaid nonwovens plants and rapidly escalating input costs for all of our businesses.  We have experienced unprecedented cost increases over the past year which has caused the following impacts when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007:

•	Cotton fiber prices up almost 70%, which had a $9.0 million impact on our cost of goods sold
•	Natural gas prices up almost 50% and fuel oil prices up 70%, with an aggregate impact of $6.3 million
•	Caustic soda prices have more than doubled and sulfuric acid costs were up almost 10 times, with an aggregate impact of $4.3 million on chemical costs
•	Diesel fuel prices up about 50%, which impacted wood fiber and transportation costs by at least $3 million

Net earnings for the three months ended September 30, 2008 of $8.9 million were down $4.6 million compared to the same period in 2007.  The $5.9 million decrease in operating income mentioned above was partially offset by $1.7 million reduction in interest expense.  The effective tax rate increased from 26.7% for the three months ended September 30, 2007 to 38.5% for the three months ended September 30, 2008 because of a German tax rate law change which reduced our taxes by approximately $2.2 million during the three months ended September 30, 2007.

Cash from operations for three months ended September 30, 2008 remained strong at $22.1 million, while capital expenditures increased to $11.1 million due to the Foley Engery Project.  We used $1.3 million to pay down debt, $0.5 million to repurchase shares and the remainder to increase our cash balance.  In the three months ended September 30, 2007, cash from operations was $31.8 and capital expenditures were $9.0 million primarily due to lower net income and higher capital spending.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2008 and 2007.
(millions)	Three Months Ended September 30
	2008	2007	Change	% Change
Net sales	$221.3	$197.4	$23.9	12.1%
Cost of goods sold	186.0	156.7	29.3	18.7%
Gross margin	35.3	40.7	(5.4)	(13.3)%
Selling, research and administrative expenses	12.2	11.5	0.7	6.1%
Restructuring costs	-	0.1	(0.1)	*
Amortization of intangibles and other	0.5	0.6	(0.1)	(16.7)
Operating income	$22.6	$28.5	$(5.9)	(20.7)%
* Percent change not meaningful

Net sales for the three months ended September 30, 2008 were 12.1% higher than the same period in 2007, primarily driven by higher selling prices across all segments of our business.  On July 1, 2008, we implemented a $50 per ton surcharge on all specialty wood fibers products (in addition to the price increases implemented on January 1, 2008) to counter the unprecedented cost escalation in chemicals, energy, freight and the fuel cost associated with wood fiber supply.  Price increases of $50 to $100 per ton were implemented for specialty cotton fiber products in July.   The total selling price for specialty cotton fiber products has increased by 28% over the past 12 months.  We also increased prices for our nonwoven materials and UltraFiber 500®product.

Gross margin was $35.3 million for the three months ended September 30, 2008, down $5.4 million compared to the same period in 2007.  Increased costs and lower nonwoven materials volume more than offset the benefits realized from $23.9 million in higher selling prices.  Our costs were significantly higher versus the three months ended September 30, 2007.  Raw material prices were up $12.3 million year over year, with cotton linter costs accounting for $9.0 million of the increase.  Costs for chemicals ($4.3 million), energy ($6.3 million), and transportation ($3.1 million) also increased versus the same period in 2007.  Direct cost spending was also higher by $4.3 million as our Memphis cotton fibers plant performed an extended maintenance shutdown and our Foley wood fibers plant incurred additional maintenance costs and accrued for retroactive payments based on our new agreement with hourly employees.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment, amortization of intangibles, certain financing and investing costs and unallocated at-risk and stock-based compensation. We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three months ended September 30, 2007 for comparability.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2008and 2007.

(millions)	Three Months Ended September 30
	2008	2007	Change	% Change
Net sales	$165.0	$135.7	$29.3	21.6%
Operating income	20.1	22.0	(1.9)	(8.6)%

Net sales were up due to higher prices and higher shipment volumes for the three months ended September 30, 2008 versus the same period in 2007.  Prices were up about 19% on our cotton and wood specialty products as a result of price increases implemented over the last twelve months.  Fluff pulp pricing increased by $61 per ton compared to the same period a year ago.

During the three months ended September 30, 2008, increased costs for the specialty fibers segment reduced operating income by $26 million compared to the three months ended September 30, 2007.  Increased prices on cotton linters accounted for approximately $9 million of the cost increase.  In addition, chemical and energy prices increased significantly, accounting for additional cost of approximately $10 million.  The higher sales prices previously discussed offset the majority of these price increases.

    Our Memphis and Americana plants are working to solve the fundamental raw material supply constraints in North America and Brazil, reduce operating costs and improve gross margins.  Raw material availability continues to limit production at these two sites.  According to the United States Department of Agriculture, in the United States, cotton production decreased 11% in the 2007/08 crop year and is expected to decrease another 28% in the 2008/09 crop year (harvested in the fall of 2008).  Also according to the USDA, in Brazil cotton production in the 2006/07 crop year increased 49% from the prior year and is expected to increase by about 2% in the 2007/08 crop year (harvest began in June 2008).  In both cases, the amount of cottonseed that is delinted and crushed for oil determines our raw material supply, and this has not been increasing fast enough to meet our needs.  We expect that the amount of seed crushed for our fiscal year 2009 could increase approximately 10% in Brazil and is likely to decrease approximately 5% in the United States.  We are strengthening relationships with our raw material suppliers to increase delinting capacity and assisting with their expansion plans.  Improving our lint supply is a top priority, but will take time to implement.  As more lint becomes available, we intend to ramp up production levels at our cotton fiber facilities.   Due to constraints in our cotton linter supply, our Americana, Brazil plant is expected to run at approximately 60 - 65% of capacity and our Memphis, Tennessee plant is expected to run at approximately 70 – 75% of capacity during fiscal year 2009, which is about the same level for both plants as in fiscal year 2008.   Our ability to run at these levels continues to depend on our ability to purchase sufficient cotton linters at a reasonable price.

Selling prices for the three months ended September 30, 2008 were up 38% and cotton linter costs were up 71% versus the same period in the prior year, as we continue the challenge of transitioning our Americana plant to a profitable operation.  Shipment volume from our Americana facility increased by 19% compared to the same period last year.  Our operating loss at Americana increased slightly during the three months ended September 30, 2008 versus the three months ended September 30, 2007 as the unfavorable movement of the real to the US dollar (1.92 Brazilian real per U.S. dollar in the first quarter of fiscal year 2008 versus 1.67 Brazilian real per U.S. dollar in the first quarter of fiscal year 2009) had a negative impact on earnings.  The recent strengthening of the U.S. dollar versus the real (2.18 Brazilian real per U.S. dollar for October) has the potential to improve our earnings by about $1 million annually for every 10 basis point move in the currency, but our ability to improve our operating results at this facility remains dependent on our ability to purchase cotton linters at an affordable cost.

    The union at our Foley Plant ratified a new labor agreement effective through April 1, 2012.

      We continue to make progress on our Foley Energy Project initiative.  The savings potential of this initiative continues to grow with the trend toward mandates on renewable energy sources.  Our Board of Directors approved total capital expenditures of $45 million over a three year period for this project, which was based on a design goal of an equivalent reduction of over 200,000 barrels of #6 fuel oil annually.  We spent $10.5 million of this amount through September 30, 2008 and secured the appropriate construction permit in August.  We expect to begin realizing savings from this project in fiscal year 2010 with the full savings realization by fiscal year 2012.  Additionally, upon the successful implementation of this initiative, we should be capable of producing excess energy and electricity using only biomass.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2008 and 2007.

(millions)	Three Months Ended September 30
	2008	2007	Change	% Change
Net sales	$65.9	$71.6	$(5.7)	(8.0)%
Operating income	3.6	7.9	(4.3)	(54.4)%

Nonwoven material sales decreased during the three months ended September 30, 2008 versus the same period in 2007.  While sales revenue for this segment was up $4 million (7%) compared to the three months ended June 30, 2008, nonwovens sales were down $6 million (8%) compared to the three months ended September 30, 2007 because of the loss of a significant piece of business with a major customer in January 2008, which has not been completely replaced.  Partially offsetting the volume loss were higher sales prices, improved product mix and the stronger euro.

Operating income decreased by $4.3 million for the three months ended September 30, 2008 versus the same period in 2007, primarily due to the loss of business mentioned above and the resulting drop in capacity utilization.

Corporate

    The following table compares corporate net sales and operating loss for the three months ended September 30, 2008 and 2007.

(millions)	Three Months Ended September 30
	2008	2007	Change	% Change
Net sales	$(9.6)	$(9.9)	$0.3	3.0%
Operating loss	(1.1)	(1.4)	0.3	21.4%

    The operating loss for the three months ended September 30 consists of:

(millions)	2008	2007
Unallocated at-risk compensation	$(0.6)	$(0.5)
Unallocated stock based compensation	(0.5)	(0.2)
Intellectual property amortization	(0.5)	(0.6)
Restructuring expenses	-	(0.1)
Gross margin on intercompany sales	0.5	-
	$(1.1)	$(1.4)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.7 million for the three months ending September 30, 2008 versus the same period in the prior year.  Net interest expense decreased primarily due to debt being $26.7 million lower at September 30, 2008 versus September 30, 2007 and average debt for the three month period being approximately $38.0 million lower in 2008 versus 2007.  The weighted average effective interest rate on our variable rate debt decreased from 6.9% at September 30, 2007 to 5.0% at September 30, 2008.

Income tax

 On July 1, 2007, we adopted the provisions ofFASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption, we recorded an adjustment of approximately $0.9 million to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1.8 million.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2008, we remain subject to examinations of our U.S. federal and state income tax returns for the years 2003 through 2007, Canadian income tax returns for the years 2001 through 2007and German tax filings for the years 2002 through 2007.

Our effective tax rate for the three months ended September 30, 2008 was 38.5% versus 26.7% for the same period in 2007.  The main reason for the lower tax rate for the three months ended September 30, 2007 was a German tax rate law change which reduced our taxes by approximately $2.2 million during that period.  Our effective rate may vary in future quarters due to the amount and source of income, results of tax audits and changes in tax legislation.  We currently expect the effective tax rate for the 2009 fiscal year to be about 35%.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing: senior secured credit facility, senior notes and senior subordinated notes.  Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants.  We were in compliance with these covenants as of September 30, 2008 and believe we will continue to remain in compliance.

On September 30, 2008, we had $18.5 million of cash and cash equivalents and $117.9 million borrowing capacity on our revolving credit facility as defined in Note 6 to our unaudited financial statements. The portion of this capacity that we may borrow will depend on our financial results and ability to comply with certain borrowing conditions under the revolving credit facility.  As of September 30, 2008, our liquidity, including available borrowings and cash and cash equivalents,was approximately $136.4 million.

We believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2008 and September 30, 2007.

	Three Months Ended September 30
(millions)	2008	2007
Operating activities:
Net income	$8.9	$13.5
Noncash charges and credits, net	15.3	18.8
Changes in operating assets and liabilities, net	(2.1)	(0.5)
Net cash provided by operating activities	22.1	31.8

Investing activities:
Purchases of property, plant and equipment	(11.1)	(9.0)
Net cash used in investing activities	(11.1)	(9.0)

Financing activities:
Net borrowings (payments) under lines of credit	(1.2)	88.3
Payments on long-term debt and other	(0.6)	(112.3)
Net cash used in financing activities	(1.8)	(24.0)

Effect of foreign currency rate fluctuations on cash	(1.1)	0.5

Net increase (decrease) in cash and cash equivalents	$8.1	$(0.8)

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2008 was $22.1 million which was down $9.7 million compared to the same period in 2007.  Net income was down $4.6 million.  The increase in accounts receivable for the three months ended September 30, 2008 was $3.4 million higher than the increase in accounts receivable for the three months ended September 30, 2007 due to higher sales.

Net cash used in investing activities

Purchases of property, plant and equipment increased to $11.1 million during the three months ended September 30, 2008 versus $9.0 million during the same period in 2007 primarily due to spending at our Perry, Florida specialty fibers facility.  Spending on the Foley Energy Project accounted for $4.1 million of our capital spending in the first quarter. We expect that our total capital expenditures will be approximately $64 million for fiscal 2009, of which $21 million will be related to the Foley Energy Project.

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

Treasury stock

During fiscal years 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  At September 30, 2008, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report. The following table summarizes our significant contractual cash obligations as of September 30, 2008.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009 (1)	Fiscal 2010 and 2011	Fiscal 2012 and 2013	Thereafter

Long-term obligations (2)	$522.8	$29.1	$170.4	$114.8	$208.5
Capital lease obligationsand short-term debt (3)	0.4	0.4	-	-	-
Operating lease obligations	4.4	1.8	2.1	0.5	-
Timber commitments	25.6	10.6	15.0	-	-
Linter commitments(4)	26.5	26.5	-	-	-
Other purchase commitments (5)	34.3	17.3	9.5	6.0	1.5
Total contractual cash obligations	$614.0	$85.7	$197.0	$121.3	$210.0

(1)	Cash obligations for the remainder of fiscal 2009.

(2)	Amounts include related interest payments. Interest payments for variable debt of $76.7 million are based on the effective rate as of September 30, 2008 of 4.98% per annum.

(3)	Capital lease and short-term debt obligations represent principal and interest payments.

(4)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(5)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash flow to fund post-retirement benefit obligations has not materially changed since June 30, 2008.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 12,  Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe management’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs and availability of raw materials and energy resources; competition; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.  The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.  For additional factors that could impact future results, please see our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, there have been no material changes in our market risk since the disclosure in our Annual Report.  We continue to have raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  For the near term, this raw material availability will limit growth and increase our production costs.  While we have global operations, the majority of our transactions are denominated in U.S. dollars.  The principal foreign currency exchange rate risks to which we are exposed are in the Canadian dollar, Brazilian real and European euro.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2008 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

Item 1.    Legal Proceedings

    On January 3, 2008, K. T. Equipment (International) (K. T.), Inc. filed a claim in the United States District Court, Western District of Tennesssee, against us, in which K. T. alledged  that we breached our obligation under the Stac-Pac® acquisition agreemeent to pay K. T. a contingent promissory note in the principal amount of $5 milllion plus accrued interest of approximately $2.7 million as of September 30, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pusuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K. T.'s claim and intend to vigorously defend against the claim.

Item 2.    Changes in Securities and Use of Proceeds

    During fiscal years 1997 to 2001, the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  At September 30, 2008, at total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008, the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the period ending September 30, 2008.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs

July 1 – July 31, 2008	-	-	-	690,700
August 1 – August 31, 2008	30,200	$8.99	30,200	5,660,500	(1)
September 1 – September 30, 2008	24,600	9.03	24,600	5,635,900
Total	54,800	$9.01	54,800	5,635,900

(1)    Reflects board approval in August 2008 to increase program by 5,000,000 shares.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chief Executive Officer

Date: October 30, 2008

By:	/s/ Steven G. Dean

Steven G. Dean, Sr. Vice President and Chief Financial Officer

Date: October 30, 2008