Form 10-Q
period 2008-12-31
BUCKEYE TECHNOLOGIES INC
filed 2009-02-09
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of February 9, 2009, there were outstanding 38,649,503 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales	$184,665	$210,922	$405,958	$408,321
Cost of goods sold	161,533	168,943	347,488	325,687
Gross margin	23,132	41,979	58,470	82,634

Selling, research and administrative expenses	11,266	11,796	23,476	23,270
Goodwill impairment loss	138,008	-	138,008	-
Amortization of intangibles and other	471	361	940	922
Restructuring costs	-	-	-	96
Operating income (loss)	(126,613)	29,822	(103,954)	58,346

Net interest expense and amortization of debt costs	(7,469)	(8,524)	(14,907)	(17,681)
Gain (loss) on early extinguishment of debt	401	251	401	(535)
Gain (loss) on foreign exchange and other	213	(94)	(618)	(262)

Income (loss) before income taxes	(133,468)	21,455	(119,078)	39,868
Income tax expense (benefit)	(8,484)	7,589	(2,944)	12,505

Net income (loss)	$(124,984)	$13,866	$(116,134)	$27,363

Earnings (loss) per share
Basic	$(3.23)	$0.36	$(3.00)	$0.70
Diluted	$(3.23)	$0.35	$(3.00)	$0.70

Weighted average shares for earnings per share
Basic	38,670	38,953	38,688	38,848
Effect of diluted shares	-	495	-	506
Diluted	38,670	39,448	38,688	39,354

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2008	June 30 2008
	(Unaudited)
Assets	2008	2007
Current assets:
Cash and cash equivalents	$8,491	$10,393
Accounts receivable – net	108,111	127,521
Inventories – net	115,548	110,254
Deferred income taxes and other	11,186	11,530
Total current assets	243,336	259,698

Property, plant and equipment	1,060,538	1,093,759
Less accumulated depreciation	(537,753)	(538,051)
	522,785	555,708
Goodwill	2,425	163,622
Intellectual property and other, net	26,088	30,197
Total assets	$794,634	$1,009,225

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$33,678	$49,157
Accrued expenses	42,892	50,451
Current portion of capital lease obligation	-	358
Short-term debt	-	207
Total current liabilities	76,570	100,173

Long-term debt	391,311	393,910
Accrued postretirement benefits	22,468	23,868
Deferred income taxes	48,531	57,963
Other liabilities	2,962	3,754
Stockholders’ equity	252,792	429,557
Total liabilities and stockholders’ equity	$794,634	$1,009,225

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31
	2008	2007
Operating activities
Net income (loss)	$(116,134)	$27,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,769	25,409
Amortization	1,252	1,126
(Gain) loss on early extinguishment of debt	(401)	535
Deferred income taxes and other	(5,861)	11,560
Goodwill impairment loss	138,008	-
Excess tax benefit from stock based compensation	-	(44)
Changes in operating assets and liabilities:
Accounts receivable	11,580	(775)
Inventories	(9,381)	(3,405)
Other assets	323	336
Accounts payable and other current liabilities	(15,615)	(7,970)
Net cash provided by operating activities	28,540	54,135
Investing activities
Purchases of property, plant and equipment	(25,011)	(18,692)
Other	(73)	(135)
Net cash used in investing activities	(25,084)	(18,827)
Financing activities
Net borrowings under lines of credit	2,541	82,000
Payments on long-term debt and other	(5,358)	(113,817)
Purchase of treasury shares	(494)	-
Payments for debt issuance costs	-	(1,401)
Net proceeds from sale of equity interests	-	5,742
Excess tax benefit from stock based compensation	-	44
Net cash used in financing activities	(3,311)	(27,432)
Effect of foreign currency rate fluctuations on cash	(2,047)	900
Increase (decrease) in cash and cash equivalents	(1,902)	8,776
Cash and cash equivalents at beginning of period	10,393	14,790
Cash and cash equivalents at end of period	$8,491	$23,566

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1: BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 27, 2008 (“Annual Report”).  Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2009 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

We report results for two segments, specialty fibers and nonwoven materials.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  Management makes financial decisions and allocates resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment and management uses the resulting operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following tables:

Three Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$137,739	$56,841	$(9,915)	$184,665
	2007	148,208	71,966	(9,252)	210,922
Operating income (loss)	2008	11,339	1,506	(139,458)	(126,613)
	2007	26,117	5,383	(1,678)	29,822
Depreciation and amortization of	2008	8,060	3,497	940	12,497
Intangibles	2007	8,157	4,241	744	13,142
Capital expenditures	2008	11,855	1,558	516	13,929
	2007	8,468	737	497	9,702

Six Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2008	$302,718	$122,703	$(19,463)	$405,958
	2007	283,909	143,596	(19,184)	408,321
Operating income (loss)	2008	31,457	5,099	(140,510)	(103,954)
	2007	48,088	13,291	(3,033)	58,346
Depreciation and amortization of	2008	16,408	7,542	1,759	25,709
Intangibles	2007	16,172	8,473	1,688	26,333
Capital expenditures	2008	21,952	2,336	723	25,011
	2007	16,388	1,444	860	18,692

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets, the impact of goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three and six months ended December 31, 2007 for comparability. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  Intersegment sales are at current market prices.

NOTE 3: RESTRUCTURING COSTS AND ASSETS HELD FOR SALE

During fiscal 2007, we entered into a restructuring program that complemented our operations’ consolidations and involved consolidation in our European sales offices, product and market development and corporate overhead.  The total cost of this program was $1,358 and was completed during the first quarter of the 2008 fiscal year.  The remaining accrual of $102 will be paid in fiscal year 2009.  As a result of this restructuring, 22 positions were eliminated.

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

The components of inventory consist of the following:

	December 31 2008	June 30 2008

Raw materials	$37,448	$40,758
Finished goods	53,824	45,184
Storeroom and other supplies	24,276	24,312
	$115,548	$110,254

NOTE 5: GOODWILL

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we perform a goodwill impairment analysis on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

Based on the current economic environment and the recent steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.  We engaged an independent valuation firm to assist with the testing of the carrying value of goodwill.  For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units on comparable market prices.  As of this filing, we have not completed this analysis, due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit.  However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated.  Accordingly, we recorded a $138,008 non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the three months ended December 31, 2008.  Since this goodwill impairment charge is non-cash, it does not affect our liquidity or financial covenants.

We expect to finalize our goodwill impairment analysis during the third quarter of fiscal 2009.  There could be adjustments to the goodwill impairment charge when the goodwill impairment analysis is completed.  Any adjustment to our preliminary estimates will be recorded in our financial statements for the quarter ending March 31, 2009.

The changes in the carrying amount of goodwill for the six months ended December 31, 2008 are as follows:

	Specialty Fibers	Nonwovens
	Segment	Segment	Total
Balance as of June 30, 2008	$49,759	$113,863	$163,622
Change due to fluctuation in foreign currency exchange rate	(7,007)	(16,182)	(23,189)
Impairment losses	(42,752)	(95,256)	(138,008)
Balance as of December 31, 2008	$-	$2,425	$2,425

NOTE 6:  DEBT

The components of long-term debt consist of the following:

	December 31 2008	June 30 2008
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2010	110,620	115,830
Credit facility	80,691	78,080
	$391,311	$393,910

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

Through fiscal year 2007, we redeemed $40,000 of the 2008 Notes.  During the six months ended December 31, 2007, we redeemed the remaining $60,000 of the 2008 Notes.  As a result of this redemption, we wrote off the remaining balance of deferred financing costs and unamortized discount related to the 2008 Notes.  During the six months ended December 31, 2007, we recorded non-cash expenses of $205 related to the early extinguishment of this debt.

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

On December 1, 2008, we redeemed $5,000 of the 2010 Notes.  During the six months ended December 31, 2007, we redeemed $20,000 of these notes.  In fiscal year 2008, we redeemed a total of $35,000 of these notes.  As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 notes.  During the three and six months ended December 31, 2008, we recorded non-cash gains of $401 related to the early extinguishment of this debt and during the six months ended December 31, 2007 we recorded non-cash expenses of $153 related to the early extinguishment of this debt.

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

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At December 31, 2008, we were in compliance with the financial covenants under our credit facility.

On December 31, 2008, we had $8,491 of cash and cash equivalents and we had $113,957 borrowing capacity on our credit facility.  The credit facility also contains a $50,000 increase option.  Our credit facility allows for a sublimit on letters of credit of $50,000.  As of December 31, 2008, $44,648 of the sublimit was unused.

The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During the six months ended December 31, 2007, $177 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three and six months ended December 31, 2008, the swap increased our interest expense by $163 and $315, respectively.  During the three and six months ended December 31, 2007, the swap reduced our interest expense by $61 and $71, respectively.  At December 31, 2008, our liability on the interest rate swap agreement was $781.

NOTE 7: FAIR VALUE MEASURMENTS

    In accordance with the provisions of FASB Staff Position FAS 157-2, we have partially applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks.  For these financial instruments, fair value is determined at each balance sheet date using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates.  The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at December 31, 2008
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Foreign currency hedge	$654	$-	$654	$-
Total	654	-	654	-

Liabilities:
Natural gas hedge	236	-	236	-
Interest rate swap	781	-	781	-
Total	$1,017	$-	$1,017	$-

NOTE 8: STOCKHOLDERS' EQUITY

The change in stockholders' equity was due mainly to the change in comprehensive income as shown in the chart below.  The components of comprehensive income consist of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007

Net income	$(124,984)	$13,866	$(116,134)	$27,363
Foreign currency translation adjustments – net	(35,449)	7,513	(61,540)	22,422
Unrealized losses on hedging activities	(177)	(485)	(255)	(485)
Comprehensive income (loss)	$(160,610)	$20,894	$(177,929)	$49,300

For the three and six months ended December 31, 2008, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($2,466) and ($11,468), the Brazilian real of ($12,029) and ($24,114) and the Canadian dollar of ($20,954) and ($25,958), respectively.

For the three and six months ended December 31, 2007, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,109 and $6,827, the Brazilian real of $2,147 and $4,640 and the Canadian dollar of $2,257 and $10,955, respectively.

NOTE 9:	INCOME TAXES

 On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the three months ended December 31, 2008, as a result of the resolution of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $228 and our related interest and penalties by $101.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1,578 and $63, respectively.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2008, we remain subject to examinations of our United States federal and state income tax returns for the years 2003 through 2007, Canadian income tax returns for the years 2001 through 2007 and German tax filings for the years 2002 through 2007.

Our effective tax rates for the three and six month periods ended December 31, 2008 were 6.4% and 2.5%, respectively.  Our effective tax rates for the same periods of 2007 were 35.4% and 31.4%, respectively.  We recorded a $138,008 goodwill impairment charge in the three months ended December 31, 2008.  Accordingly, we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.  In addition, the rate change for the three month period ended December 31, 2008 was the result of a correction to our deferred taxes and the resolution of the North Carolina audit (mentioned above) which together had a net unfavorable impact of $300 during the three months ended December 31, 2008.  The increase, before the goodwill impairment charge, in the effective tax rate for the six month period over the same period in 2007 was affected by the items which impacted the three months ended December 31, 2008 comparison plus a German tax rate law change which reduced our taxes by approximately $2,200 during the six months ended December 31, 2007.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007

Expected tax expense at 35%	$(46,714)	$7,509	$(41,677)	$13,953
Nondeductible goodwill impairment charge	37,892	-	37,892	-
German tax rate change	-	-	-	(2,245)
Effect of foreign operations	(301)	(397)	10	(78)
Brazilian valuation allowance	692	404	1,157	847
Other	(53)	73	(326)	28
Income tax expense	$(8,484)	$7,589	$(2,944)	$12,505

NOTE 10: EMPLOYEE BENEFIT PLANS

In September 2006, the FASB issued SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  On July 1, 2008, we adopted the measurement date provisions of SFAS No. 158.  SFAS No. 158 requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  The adoption of the measurement date provisions of SFAS No. 158 resulted in a decrease in accrued postretirement benefits of $1,175, an increase in deferred tax liabilities of $435, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $142.  The adoption of the measurement date provisions of SFAS No. 158 had no material effect on our consolidated statement of income for the six months ended December 31, 2008 or for any prior period presented, and it will not materially affect our operating results in future periods.

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

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Service cost for benefits earned	$121	$151	$241	$302
Interest cost on benefit obligation	374	350	747	700
Amortization of unrecognized prior service cost	(251)	(250)	(502)	(501)
Actuarial loss	69	146	139	292
Total cost	$313	$397	$625	$793

NOTE 11: CONTINGENCIES

On January 3, 2008, K.T. Equipment (International) Inc., (K.T.), filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5,000 plus accrued interest of approximately $2,830 as of December 31, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

      The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point, and some members of the public have also challenged the permit.  Based on the requirements anticipated in the proposed permit, we expect to incur capital expenditures of approximately $9,500 dollars over the four year period that began in fiscal year 2009 on in-plant process changes, and additional capital expenditures of at least $50,000 dollars over at least five years, possibly beginning as early as fiscal year 2015.  See Note 17 “Contingencies” to the financial statements included in our Annual Report for the year ended June 30, 2008.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$26,414	$132,816	$36,355	$(10,920)	$184,665
Cost of goods sold	25,652	112,160	34,515	(10,794)	161,533
Gross margin	762	20,656	1,840	(126)	23,132

Selling, research and administrative expenses, and other	(3,528)	12,991	2,274	-	11,737
Goodwill impairment loss	20,230	24,922	92,856		138,008

Operating loss	(15,940)	(17,257)	(93,290)	(126)	(126,613)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(7,889)	358	62	-	(7,469)
Other income (expense), including equity income (loss) in affiliates	(205,966)	(197)	343	206,434	614
Intercompany interest income (expense)	7,719	(6,703)	(1,016)	-	-

Income (loss) before income taxes	(222,076)	(23,799)	(93,901)	206,308	(133,468)

Income tax expense (benefit)	(96,890)	639	(4,357)	92,124	(8,484)

Net income (loss)	$(125,186)	$(24,438)	$(89,544)	$114,184	$(124,984)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$62,685	$277,341	$87,548	$(21,616)	$405,958
Cost of goods sold	59,456	228,125	81,897	(21,990)	347,488
Gross margin	3,229	49,216	5,651	374	58,470

Selling, research and administrative expenses, and other	(7,665)	26,748	5,333	-	24,416
Goodwill impairment loss	20,230	24,922	92,856		138,008

Operating income (loss)	(9,336)	(2,454)	(92,538)	374	(103,954)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(15,646)	639	100	-	(14,907)
Other income (expense), including equity income (loss) in affiliates	(199,234)	(273)	(444)	199,734	(217)
Intercompany interest income (expense)	15,437	(13,244)	(2,193)	-	-

Income (loss) before income taxes	(208,779)	(15,332)	(95,075)	200,108	(119,078)

Income tax expense (benefit)	(92,442)	3,434	(3,985)	90,049	(2,944)

Net income (loss)	$(116,337)	$(18,766)	$(91,090)	$110,059	$(116,134)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$28,124	$138,312	$54,866	$(10,380)	$210,922
Cost of goods sold	24,815	105,566	48,989	(10,427)	168,943
Gross margin	3,309	32,746	5,877	47	41,979

Selling, research and administrative expenses, and other	(5,271)	14,271	3,157	-	12,157

Operating income	8,580	18,475	2,720	47	29,822

Other income (expense):
Net interest income (expense) and amortization of debt costs	(8,631)	(48)	155	-	(8,524)
Other income (expense), including equity income (loss) in affiliates	10,866	21	(145)	(10,585)	157
Intercompany interest income (expense)	8,332	(6,468)	(1,864)	-	-
Income (loss) before income taxes	19,147	11,980	866	(10,538)	21,455

Income tax expense (benefit)	5,281	4,297	530	(2,519)	7,589

Net income (loss)	$13,866	$7,683	$336	$(8,019)	$13,866

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$55,727	$266,039	$108,094	$(21,539)	$408,321
Cost of goods sold	47,848	204,252	95,128	(21,541)	325,687
Gross margin	7,879	61,787	12,966	2	82,634

Selling, research and administrative expenses, and other	(9,517)	27,453	6,256	-	24,192
Restructuring and impairment costs	69	-	27	-	96

Operating income	17,327	34,334	6,683	2	58,346

Other income (expense):
Net interest income (expense) and amortization of debt costs	(17,770)	(116)	205	-	(17,681)
Other income (expense), including equity income (loss) in affiliates	27,444	191	(640)	(27,792)	(797)
Intercompany interest income (expense)	16,663	(13,014)	(3,649)	-	-

Income (loss) before income taxes	43,664	21,395	2,599	(27,790)	39,868

Income tax expense (benefit)	16,301	7,294	(807)	(10,283)	12,505

Net income (loss)	$27,363	$14,101	$3,406	$(17,507)	$27,363

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$362	$3	$8,126	$-	$8,491
Accounts receivable, net	10,435	70,988	26,688	-	108,111
Inventories, net	32,399	65,019	18,860	(730)	115,548
Other current assets	5,476	5,281	429	-	11,186
Intercompany accounts receivable	-	69,978	-	(69,978)	-
Total current assets	48,672	211,269	54,103	(70,708)	243,336

Property, plant and equipment, net	59,265	338,703	124,817	-	522,785
Goodwill and intangibles, net	15,717	2,425	-	-	18,142
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	250,441	265,074	101,136	(606,280)	10,371
Total assets	$737,812	$817,471	$280,056	$(1,040,705)	$794,634

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$6,056	$23,847	$3,775	$-	$33,678
Other current liabilities	16,398	19,086	7,408	-	42,892
Intercompany accounts payable	68,796	-	1,182	(69,978)	-
Total current liabilities	91,250	42,933	12,365	(69,978)	76,569

Long-term debt	391,311	-	-	-	391,311
Deferred income taxes	(6,990)	47,039	8,482	-	48,531
Other long-term liabilities	9,449	14,176	1,805	-	25,430
Intercompany notes payable	-	273,228	90,489	(363,717)	-
Stockholders’/invested equity	252,792	440,095	166,915	(607,010)	252,792
Total liabilities and stockholders’ equity	$737,812	$817,471	$280,056	$(1,040,705)	$794,634

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$491	$137	$9,765	$-	$10,393
Accounts receivable, net	18,909	70,379	38,233	-	127,521
Inventories, net	31,034	57,499	22,826	(1,105)	110,254
Other current assets	3,565	6,702	1,263	-	11,530
Intercompany accounts receivable	-	87,036	-	(87,036)	-
Total current assets	53,999	221,753	72,087	(88,141)	259,698

Property, plant and equipment, net	60,090	334,367	161,251	-	555,708
Goodwill and intangibles, net	36,843	27,347	116,045	-	180,235
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	411,183	262,661	116,461	(776,721)	13,584
Total assets	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,353	$29,211	$9,593	$-	$49,157
Other current liabilities	18,360	22,009	10,647	-	51,016
Intercompany accounts payable	78,510	-	8,526	(87,036)	-
Total current liabilities	107,223	51,220	28,766	(87,036)	100,173

Long-term debt	393,910	-	-	-	393,910
Deferred income taxes	(10,211)	51,551	16,623	-	57,963
Other long-term liabilities	9,853	15,749	2,020	-	27,622
Intercompany notes payable	-	258,728	109,489	(368,217)	-
Stockholders’/invested equity	429,557	468,880	308,946	(777,826)	429,557
Total liabilities and stockholders’ equity	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$4,507	$21,782	$2,251	$28,540

Investing activities:
Purchases of property, plant and equipment	(1,754)	(21,485)	(1,772)	(25,011)
Other	-	(73)	-	(73)
Net cash used in investing activities	(1,754)	(21,558)	(1,772)	(25,084)

Financing activities
Net borrowings (payments) under lines of credit	2,612	-	(71)	2,541
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Purchase of treasury shares	(494)	-	-	(494)
Net cash used in financing activities	(2,882)	(358)	(71)	(3,311)

Effect of foreign currency rate fluctuations on cash	-	-	(2,047)	(2,047)

Decrease in cash and cash equivalents	(129)	(134)	(1,639)	(1,902)
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$362	$3	$8,126	$8,491

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$25,912	$15,374	$12,849	$54,135

Investing activities:
Purchases of property, plant and equipment	(2,286)	(15,452)	(954)	(18,692)
Other	-	(135)	-	(135)
Net cash used in investing activities	(2,286)	(15,587)	(954)	(18,827)

Financing activities
Net borrowings under line of credit	81,495	-	505	82,000
Net payments on long-term debt and other	(113,578)	(195)		(113,773)
Net proceeds from sale of equity interests	5,742	-	-	5,742
Payments for debt issuance costs	(1,401)	-	-	(1,401)
Net cash provided by (used in) financing activities	(27,742)	(195)	505	(27,432)

Effect of foreign currency rate fluctuations on cash	-	-	900	900

Increase (decrease) in cash and cash equivalents	(4,116)	(408)	13,300	8,776
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$2,213	$39	$21,314	$23,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2009 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year. The following discussion includes a comparison of the results of operations for the three and six months ended December 31, 2008 to the three and six months ended December 31, 2007.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include “living within our means,” generating free cash flow and paying down debt.  We believe that we can continue to expand market share, improve profitability and decrease our exposure to cyclical downturns by pursuing the following strategic objectives: focus on technically demanding niche markets, develop and commercialize innovative proprietary products, strengthen long-term alliances with customers, provide our products at an attractive value, evaluate external growth opportunities that match our specialty market focus and continue to reduce debt.

The October – December period was a challenging quarter for Buckeye as the global economic recession began to impact demand for some of our products.  Sales for the three months ended December 31, 2008 of $185 million were down $26 million or 12.4% versus the same period in 2007.   Reduced shipment volume had a negative $42 million impact on sales compared to the year ago quarter while increased selling prices added $18 million.  While the demand for most of our specialty wood fibers products has held up well, aside from some weakness in fluff pulp and the auto filtration markets, demand for specialty cotton fibers has weakened significantly.  We took market downtime at our Foley facility, primarily in fluff pulp, and at our Memphis and Americana plants in cotton pulp during the quarter to match production to shipments and to control working capital.  We are committed to matching production with sales to ensure we minimize our cash investment in inventories.  Shipment volume for our airlaid nonwovens products was down 21% versus the same quarter a year ago partly due to the loss of a significant piece of business with a major customer in January 2008, which has not been completely replaced, and partly due to reduced demand in the quarter primarily caused by customer inventory reductions.   The key end-market segments into which we sell airlaid nonwovens products are store brand baby wipes, feminine care products and tabletop products.  We believe that demand in all of these segments is holding up well.  Selling prices were up year over year across both segments of the business in response to sharply higher costs, particularly in the specialty fibers segment.

The operating loss for the three months ended December 31, 2008 was $156.4 million worse when compared to the same period in 2007.  A goodwill impairment loss of $138.0 million was the primary cause of the reduction.  The remaining reduction of $18.4 million was almost entirely due to the lower sales volume and associated market-related downtime taken during the quarter.  Selling price increases were sufficient to offset substantial increases in costs for raw materials, chemicals, energy and transportation costs.  During the quarter, we began to see a reversal of some of these rising cost trends as raw material costs were flat and energy and transportation costs declined compared to the July-September 2008 period.  Chemical costs continued to move higher during the October-December quarter, and this upward trend is expected to continue for the January-March quarter.  We expect to see our chemical costs, particularly caustic, begin to decline in the April-June quarter.  While our variable costs are starting to decrease, they are still significantly higher than they were in the October-December 2007 period.

The net loss for the three months ended December 31, 2008 of ($125.0) million was unfavorable by $138.9 million compared to the same period in 2007.  The decrease in operating income versus the three months ended December 31, 2007 was partially offset by $1.1 million reduction in interest expense.  The effective tax rate decreased from 35.4% for the three months ended December 31, 2007 to 6.4% for the three months ended December 31, 2008.  The main driver of the lower tax rate was that a large portion of the goodwill impairment did not produce a tax benefit.  In addition, we recorded a correction to our deferred taxes partially offsetting a favorable tax ruling which together had a net unfavorable impact of $0.3 million during the three months ended December 31, 2008.

Cash from operations for the six months ended December 31, 2008 was $28.5 million, which was down $25.6 million compared to the six months ended December 31, 2007.  This reduction was primarily driven by lower gross margin (down $24.2 million), which was partially offset by a reduction of $2.8 million in interest expense.  In addition, there was a small increase in cash taxes paid ($0.4 million), as we utilized all of our United States net operating losses.  Our inventory also increased by $9.4 million during the period, which was $6.0 million more than the inventory increase during the prior year period.  The increase in inventory was in finished goods in the specialty fibers segment and we plan to reduce both our finished goods and raw materials inventories significantly over the remaining two quarters of the fiscal year.  Compared to the same six month period in 2007, both accounts receivable and accounts payable decreased by a larger amount due to lower production and sales volumes for a net decrease in cash usage of $4.7 million.  Capital expenditures for the six months ended December 31, 2008 were $25.0 million compared to $18.7 million in the same period in 2007 due to increased expenditures on the Foley Energy Project, which totaled $8.2 million for the period.

We are focused on reducing cost, maintaining a tight control on working capital and building sales.  This makes our focus on Lean Enterprise Methods all the more crucial as we continue the work to reduce cost by eliminating waste throughout our operations.

In addition to our focus on cost reduction, we have reduced our planned capital spending for the fiscal year from $64 million to $40 million in order to accelerate debt reduction efforts.  We remain committed to the energy cost reduction project at Foley and are teaming with local and State of Florida public officials to help us obtain funding for the necessary capital investments.

We have established a goal of paying down our debt to $350 million by December 31, 2009.  By doing so we believe that we will have sufficient borrowing capacity on our $200 million revolving credit facility to pay off the $110 million in bonds that mature in October 2010 without going to the credit markets for new financing.

Results of Operations

Consolidated results

The following table compares components of operating income for the three and six months ended December 31, 2008 and 2007.

(millions)	Three Months Ended December 31				Six Months Ended December 31
	2008	2007	Change	% Change	2008	2007	Change	% Change
Net sales	$184.7	$210.9	$(26.2)	(12.4)%	$406.0	$408.3	$(2.3)	(0.6)%
Cost of goods sold	161.5	168.9	(7.4)	(4.4)%	347.5	325.7	21.8	6.7%
Gross margin	23.2	42.0	(18.8)	(44.8)%	58.5	82.6	(24.1)	(29.2)%
Selling, research and administrative expenses	11.3	11.8	(0.5)	(4.2)%	23.5	23.3	0.2	0.9%
Goodwill impairment loss	138.0	-	138.0	N/A	138.0	-	138.0	N/A
Restructuring costs	-	-	-	-	-	0.1	(0.1)	N/A
Amortization of intangibles and other	0.5	0.4	0.1	25.0%	0.9	0.9	-	-
Operating income (loss)	$(126.6)	$29.8	$(156.4)	(524.8)%	$(103.9)	$58.3	$(162.2)	(278.2)%

Net sales for the three months ended December 31, 2008 were lower than the same period in 2007 due to lower shipment volume in both segments of our business.  Higher prices for all of our products partially offset the lower volume.  For the six months ended December 31, 2008, net sales were slightly lower than the same period in the prior year.  The impact of lower shipment volume was mostly offset by higher prices across all of our plants.

Gross margin was lower for the three and six months ended December 31, 2008 versus the same periods in 2007.  For the three and six months ended December 31, 2008, the lower shipment volume and associated market-related production downtime, resulted in lost margin on reduced shipments and higher costs due to lower capacity utilization rates.  For both the three and six month periods, selling price increases were sufficient to offset substantial increases in costs for raw materials, chemicals, energy and transportation costs compared to the year-ago periods.

Selling, research and administrative expenses decreased slightly for the three months ended December 31, 2008 and  increased slightly for the six months ended December 31, 2008 versus the same periods in the prior year.

Based on the current economic environment and the recent steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.  Although we have not completed this analysis, we have concluded that an impairment loss is probable and can be reasonably estimated.  Accordingly, we recorded a $138.0 million non-cash goodwill impairment charge during the three months ended December 31, 2008.  Since this goodwill impairment charge is non-cash, it does not affect our liquidity or financial covenants.

We expect to finalize our goodwill impairment analysis during the third quarter of fiscal 2009.  There could be adjustments to the goodwill impairment charge when the goodwill impairment test is completed.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment, goodwill impairment, amortization of intangibles, certain financing and investing costs and unallocated at-risk and stock-based compensation.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three and six months ended December 31, 2007 for comparability.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and six months ended December 31, 2008 and 2007.

(millions)	Three Months Ended December 31
	2008	2007	Change	% Change
Net sales	$137.7	$148.2	$(10.5)	(7.1)%
Operating income	11.3	26.1	(14.8)	(56.7)%

(millions)	Six Months Ended December 31
	2008	2007	Change	% Change
Net sales	$302.7	$283.9	$18.8	6.6%
Operating income	31.5	48.1	(16.6)	(34.5)%

Net sales were down due to lower shipment volumes for the three months ended December 31, 2008 versus the same period in 2007 as the global economic downturn began to impact demand for some of our products.  Shipment volume for the specialty fibers segment was down 17% compared to the same quarter a year ago, with specialty wood fibers shipments off 14% and specialty cotton fibers shipments off 28%.  Demand for most of our specialty wood fibers products has held up well, but we have seen some weakness in the fluff pulp and auto filtration markets.  The recession has had a more severe impact on demand for our specialty cotton fibers products, particularly on the end market for LCD TV screens.  The impact of lower volume was partially offset by higher prices.  Prices were up about 20% on our cotton and wood specialty products as a result of price increases implemented over the last twelve months.  Fluff pulp pricing increased by $32 per ton compared to the same period a year ago.

For the six months ended December 31, 2008, higher prices were more than sufficient to offset the impact of lower shipment volume on sales.  Specialty products prices were up approximately 19% over the same six month period last year and fluff pulp prices increased $47 per ton.

During the three months ended December 31, 2008, lower sales volumes and associated production downtime accounted for most of the $15 million reduction in operating income compared to the three months ended December 31, 2007.  Price increases implemented over the course of the past 12 months added $16 million to earnings for the quarter and offset significant increases in input costs incurred during that same period.  Increased prices on cotton linters accounted for approximately $5 million of the cost increase.  In addition, chemical and energy prices increased significantly along with higher transportation costs, accounting for additional cost of approximately $9 million.

Operating income for the six months ended December 31, 2008 decreased versus the six months ended December 31, 2007.  Higher sales prices were sufficient to offset higher costs for raw material, chemicals, energy and transportation, but earnings were down year over year primarily due to lower sales volumes and associated production downtime.

Going into our third fiscal quarter, energy and transportation costs should trend down compared to the second quarter.  We expect caustic prices to start coming down in February from peak levels in January, but our third quarter costs for caustic will still be higher than our costs in the second quarter and we won’t see any sequential reduction in these costs until our fiscal fourth quarter.  With lower diesel prices and increasing amount of announced pulp mill downtime, we also expect some relief in wood prices.  The cost of cotton fiber, both in Brazil and the United States, is also falling, but we won’t see the benefit of that in the United States until the fourth quarter after we work through current fiber inventories.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and six months ended December 31, 2008 and 2007.

(millions)	Three Months Ended December 31
	2008	2007	Change	% Change
Net sales	$56.8	$72.0	$(15.2)	(21.1)%
Operating income	1.5	5.4	(3.9)	(72.2)%

(millions)	Six Months Ended December 31
	2008	2007	Change	% Change
Net sales	$122.7	$143.6	$(20.9)	(14.6)%
Operating income	5.1	13.3	(8.2)	(61.7)%

Nonwoven material sales decreased during the three and six months ended December 31, 2008 versus the same periods in 2007.  Sales were down due to lower shipment volume, mainly because of the loss of a significant piece of business with a major customer in January 2008 which has not been completely replaced, and also partly due to some customer inventory reductions during the three months ended December 31, 2008.  We expect an increase in sales for this segment in the three months ended March 31, 2009 compared to the three months ended December 31, 2008 after the seasonally weak December quarter in Europe.

Operating income decreased for the three and six months ended December 31, 2008 versus the same periods in 2007, primarily due to the loss of business mentioned above and the resulting drop in capacity utilization.

Corporate

The following tables compare corporate net sales and operating loss for the three and six months ended December 31, 2008 and 2007.

(millions)	Three Months Ended December 31
	2008	2007	Change	% Change
Net sales	$(9.9)	$(9.3)	$(0.6)	(6.5)%
Operating loss	(139.5)	(1.7)	(137.8)	N/A

(millions)	Six Months Ended December 31
	2008	2007	Change	% Change
Net sales	$(19.5)	$(19.2)	$(0.3)	(1.6)%
Operating loss	(140.5)	(3.0)	(137.5)	N/A

The operating loss for the three and six months ended December 31 consists of:

	Three Months Ended December 31		Six Months Ended December 31
(millions)	2008	2007	2008	2007
Unallocated at-risk compensation	$(0.4)	$(1.1)	$(1.0)	$(1.6)
Unallocated stock based compensation	(0.4)	(0.2)	(0.9)	(0.4)
Goodwill impairment	(138.0)		(138.0)
Intellectual property amortization	(0.5)	(0.4)	(0.9)	(0.9)
Restructuring expenses	-	-	-	(0.1)
Gross margin on intercompany sales	(0.2)	-	0.3	-
	$(139.5)	$(1.7)	$(140.5)	$(3.0)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.1 million and $2.8 million for the three and six months ending December 31, 2008, respectively, versus the same period in the prior year.  Net interest expense decreased primarily due to debt reduction of $22 million at December 31, 2008 versus December 31, 2007.  The weighted average effective interest rate on our variable rate debt, which totaled $80.7 million at December 31, 2008 decreased from 6.1% at December 31, 2007 to 4.6% at December 31, 2008.

 Income tax

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $0.9 million to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1.8 million.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the three months ended December 31, 2008, as a result of the resolution of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $0.2 million and our related interest and penalties by $0.1 million.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1.6 million and $0.1 million, respectively.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2008, we remain subject to examinations of our United States federal and state income tax returns for the years 2003 through 2007, Canadian income tax returns for the years 2001 through 2007 and German tax filings for the years 2002 through 2007.

Our effective tax rates for the three and six month periods ended December 31, 2008 were 6.4% and 2.5%, respectively.  Our effective tax rates for the same periods of 2007 were 35.4% and 31.4%, respectively.  We recorded a $138.0 million goodwill impairment charge in the three months ended December 31, 2008.  Accordingly, we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.  In addition, the rate change for the three month period ended December 31, 2008 was the result of a correction to our deferred taxes and the resolution of the North Carolina audit (mentioned above) which together had a net unfavorable impact of $0.3 million during the three months ended December 31, 2008.  The increase, before the goodwill impairment charge, in the effective tax rate for the six month period over the same period in 2007 was affected by the items which impacted the three months ended December 31, 2008 comparison plus a German tax rate law change which reduced our taxes by approximately $2.2 million during the six months ended December 31, 2007.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing:  senior secured credit facility, senior notes and senior subordinated notes.  Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants.  We were in compliance with these covenants as of December 31, 2008, and believe we will continue to remain in compliance for the foreseeable future.  Our senior notes limit the amount of funds we can use to make dividend payments, repurchase stock or retire our 2010 notes prior to October 2009.  The amount of funds available includes fifty percent of net income or losses since October 2003.  Since we recorded a $138.0 million non-cash goodwill impairment, our net losses over this period restrict us from these activities.

On December 31, 2008, we had $8.5 million of cash and cash equivalents and $114.0 million borrowing capacity on our revolving credit facility.  As of December 31, 2008, our liquidity, including available borrowings and cash and cash equivalents, was approximately $122.5 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the foreseeable future.

Cash Flow

The following table provides a summary of cash flows for the six month periods ended December 31, 2008 and December 31, 2007.

	Six Months Ended December 31
(millions)	2008	2007
Operating activities:
Net income (loss)	$(116.1)	$27.4
Noncash charges and credits, net	157.7	38.5
Changes in operating assets and liabilities, net	(13.1)	(11.8)
Net cash provided by operating activities	28.5	54.1

Investing activities:
Purchases of property, plant and equipment	(25.0)	(18.7)
Other investing activities	(0.1)	(0.1)
Net cash used in investing activities	(25.1)	(18.8)

Financing activities:
Net borrowings under lines of credit	2.5	82.0
Net payments on long-term debt and other	(5.3)	(113.7)
Net proceeds from sale of equity interests	-	5.7
Purchase of treasury shares	(0.5)	-
Payments for debt issuance costs	-	(1.4)
Net cash used in financing activities	(3.3)	(27.4)

Effect of foreign currency rate fluctuations on cash	(2.0)	0.9

Net (decrease) increase in cash and cash equivalents	$(1.9)	$8.8

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2008 was $25.6 million less than for the same period in 2007.  The majority of the decrease was due to lower gross margin (down $24.2 million), which was partially offset by a reduction of $2.8 million in interest expense.  In addition, there was a small increase in cash taxes paid ($0.4 million), as we utilized all of our United States net operating losses.  Our inventory also increased by $9.4 million during the period, which was $6.0 million more than the inventory increase during the prior year period.  The increase in inventory was in finished goods in the specialty fibers segment and we plan to reduce both our finished goods and raw materials inventories significantly over the remaining two quarters of the fiscal year.  Compared to the same six month period in 2007, both accounts receivable and accounts payable decreased by a larger amount due to lower production and sales volumes for a net decrease in cash usage of $4.7 million.

Net cash used in investing activities

Purchases of property, plant and equipment increased to $25.0 million during the six months ended December 31, 2008 versus $18.7 million during the same period in 2007 primarily due to spending at our Perry, Florida specialty fibers facility.  Spending on the Foley Energy Project accounted for $8.2 million of our capital spending for the six months ended December 31, 2008.  Due to the current economic conditions, we have reduced our planned capital spending, for fiscal 2009, from $64 million to $40 million in order to accelerate debt reduction efforts.  We remain committed to the energy cost reduction project at Foley and are teaming with local and State of Florida public officials to help us obtain funding for the necessary capital investments.

Net cash used in financing activities

During the six months ended December 31, 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes and to redeem $20 million of the 2010 notes in mid-September 2007.

Treasury stock

During fiscal years 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  At December 31, 2008, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K.  The following table summarizes our significant contractual cash obligations as of December 31, 2008.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009 (1)	Fiscal 2010 and 2011	Fiscal 2012 and 2013	Thereafter

Long-term obligations (2)	$506.6	$14.7	$164.8	$118.6	$208.5
Operating lease obligations	3.8	1.2	2.1	0.5	-
Timber commitments	21.0	6.4	14.6	-	-
Linter commitments(3)	10.4	10.4	-	-	-
Other purchase commitments (4)	25.6	12.2	7.8	4.5	1.1
Total contractual cash obligations	$567.4	$44.9	$189.3	$123.6	$209.6
(1)	Cash obligations for the remainder of fiscal 2009.

(2)	Amounts include related interest payments. Interest payments for variable debt of $80.7 million are based on the effective rate as of December 31, 2008 of 4.6% per annum.

(3)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(4)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

As of December 31, 2008, there were a few areas where circumstances merit an update to our annual report.

Foreign Currency Exchange Rates:  While we have global operations, the majority of our transactions are denominated in U.S. dollars.  The principal foreign currency exchange rate risks to which we are exposed are the Canadian dollar, Brazilian real and European euro.  We currently have two minor hedges in place which will not have a material effect on the company.

Availability and Cost of Raw Materials:  The amounts we pay for wood, cotton fiber and fluff pulp represent the largest components of our variable costs of production.  Significant decreases in availability or increases in the cost of wood or cotton fiber to the extent not reflected in the prices for our products could materially affect our business results.  During the July to September 2008 quarter, our production was constrained at two of our plants by the availability of cotton fibers.  We have experienced significant increases in the cost of cotton fibers, which we passed on to our customers through increased selling prices.  In the October to December 2008 quarter, prices for cotton linters have moderated due to the global economic recession and reduction in global demand for cotton fibers.  Currently, our production is not constrained by fiber availability, but is instead constrained by reduced demand for our specialty cotton fiber products.  Long-term, cotton fiber availability and cost remain risks for the business.

Industry Cyclicality:  The recent downturn in the global economy has impacted demand in some of the markets we serve.  The cyclicality of the fluff pulp market was highlighted in our Annual Report, and the index price for fluff pulp delivered to both North America and Europe has dropped by $80 per ton, or nine percent, between October 2008 and January 2009.  We have seen some demand weakness in the three months ended December 31, 2008 in the fluff pulp market, but we believe that supply and demand is still relatively in balance in this market.  Buckeye’s selling price for fluff pulp only dropped by $9 per ton between the three months ended September 30, 2008 and the three months ended December 31, 2008, but it is possible that over the next six months we will see further price decreases.  Demand for our high-end specialty wood products has held up well aside from some weakness in the auto filtration markets, but demand for our specialty cotton fibers has been impacted by the recession, particularly in the LCD, ethers, plastics and nitrates markets.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2008 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

Item 1.	Legal Proceedings

On January 3, 2008, K.T. Equipment (International) (K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5 million plus accrued interest of approximately $2.8 million as of December 31, 2008.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.   When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 5, 2008, we held our Annual Meeting of Stockholders.  At the meeting George W. Bryan, R. Howard Cannon, and Katherine Buckman Gibson were each re-elected as Class I directors to hold office for a three-year term or until their successors are elected and qualified.  For Mr. Bryan, 36,188,973 votes were cast in favor and 274,812 votes were withheld.  For Mr. Cannon, 32,253,034 votes were cast in favor and 4,210,751 were withheld.  For Ms. Gibson, 35,734,123 votes were cast in favor and 729,662 were withheld.

Following the election, our Board of Directors consisted of George W. Bryan, R. Howard Cannon, Katherine Buckman Gibson, Red Cavaney, John B. Crowe, David B. Ferraro, Lewis E. Holland, Kristopher J. Matula, and Virginia B. Wetherell.

The stockholders also ratified the appointment of Ernst & Young LLP, as our independent auditors. 35,448,356 votes were cast in favor of the ratification, 1,010,614 were cast against and 4,815 votes abstained.

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

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crorwe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: February 9, 2009

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: February 9, 2009