Form 10-Q
period 2009-03-31
BUCKEYE TECHNOLOGIES INC
filed 2009-04-29
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of April 29, 2009, there were outstanding 38,649,503 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net sales	$171,635	$201,865	$577,593	$610,186
Cost of goods sold	147,765	167,664	495,253	493,351
Gross margin	23,870	34,201	82,340	116,835

Selling, research and administrative expenses	10,601	11,470	34,077	34,740
Goodwill impairment	-	-	138,008	-
Amortization of intangibles and other	465	468	1,405	1,390
Restructuring costs	-	-	-	96
Operating income (loss)	12,804	22,263	(91,150)	80,609

Net interest expense and amortization of debt costs	(7,206)	(7,814)	(22,113)	(25,495)
Gain (loss) on early extinguishment of debt	-	-	401	(535)
Gain (loss) on foreign exchange and other	100	313	(518)	51

Income (loss) before income taxes	5,698	14,762	(113,380)	54,630
Income tax expense (benefit)	1,412	4,340	(1,532)	16,845

Net income (loss)	$4,286	$10,422	$(111,848)	$37,785

Earnings (loss) per share
Basic	$0.11	$0.27	$(2.89)	$0.97
Diluted	$0.11	$0.26	$(2.89)	$0.96

Weighted average shares for earnings per share
Basic	38,672	39,011	38,682	38,902
Effect of diluted shares	93	361	-	458
Diluted	38,765	39,372	38,682	39,360

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2009	June 30 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,879	$10,393
Accounts receivable – net	111,953	127,521
Inventories – net	101,507	110,254
Deferred income taxes and other	11,174	11,530
Total current assets	243,513	259,698

Property, plant and equipment	1,062,345	1,093,759
Less accumulated depreciation	(545,398)	(538,051)
	516,947	555,708
Goodwill	2,425	163,622
Intellectual property and other, net	25,372	30,197
Total assets	$788,257	$1,009,225

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$28,194	$49,157
Accrued expenses	42,448	50,451
Current portion of capital lease obligation	-	358
Short-term debt	-	207
Total current liabilities	70,642	100,173

Long-term debt	388,563	393,910
Accrued postretirement benefits	22,461	23,868
Deferred income taxes	50,729	57,963
Other liabilities	2,185	3,754
Stockholders’ equity	253,677	429,557
Total liabilities and stockholders’ equity	$788,257	$1,009,225

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2009	2008
Operating activities
Net income (loss)	$(111,848)	$37,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,593	38,079
Amortization	1,886	1,666
(Gain) loss on early extinguishment of debt	(401)	535
Deferred income taxes and other	(3,399)	15,279
Goodwill impairment loss	138,008	-
Excess tax benefit from stock based compensation	-	(44)
Changes in operating assets and liabilities:
Accounts receivable	6,797	(1,316)
Inventories	4,086	(13,955)
Other assets	1,189	(1,020)
Accounts payable and other current liabilities	(23,100)	3,714
Net cash provided by operating activities	49,811	80,723
Investing activities
Purchases of property, plant and equipment	(34,005)	(31,205)
Other	(171)	(253)
Net cash used in investing activities	(34,176)	(31,458)
Financing activities
Net (payments) borrowings under lines of credit	(114)	64,204
Payments on long-term debt and other	(5,358)	(113,918)
Purchase of treasury shares	(494)	-
Payments for debt issuance costs	-	(1,401)
Net proceeds from sale of equity interests	-	5,742
Excess tax benefit from stock based compensation	-	44
Net cash used in financing activities	(5,966)	(45,329)
Effect of foreign currency rate fluctuations on cash	(1,183)	2,109
Increase in cash and cash equivalents	8,486	6,045
Cash and cash equivalents at beginning of period	10,393	14,790
Cash and cash equivalents at end of period	$18,879	$20,835

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 27, 2008 (“Annual Report”).  Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2009 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

Translation adjustment

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly, European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense activity for the period is translated at the weighted average exchange rate during the period.  Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of SFAS 161 effective January 1, 2009.  See Note 9 for our disclosures about derivative instruments and hedging activities.

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This statement  amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first interim period in fiscal 2010.

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

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$123,853	$57,210	$(9,428)	$171,635
	2008	150,928	58,157	(7,220)	201,865
Operating income (loss)	2009	10,861	2,912	(969)	12,804
	2008	22,207	1,238	(1,182)	22,263
Depreciation and amortization of intangibles	2009	7,793	3,577	919	12,289
	2008	8,492	3,791	854	13,137
Capital expenditures	2009	7,789	866	339	8,994
	2008	10,981	1,298	234	12,513

Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$426,571	$179,913	$(28,891)	$577,593
	2008	434,837	201,753	(26,404)	610,186
Operating income (loss)	2009	42,271	7,948	(141,369)	(91,150)
	2008	70,295	14,529	(4,215)	80,609
Depreciation and amortization of intangibles	2009	24,201	11,119	2,678	37,998
	2008	24,664	12,264	2,542	39,470
Capital expenditures	2009	29,741	3,202	1,062	34,005
	2008	27,369	2,742	1,094	31,205

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of impairment of long-lived assets, the impact of goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, impairment of long-lived assets, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three and nine months ended March 31, 2008 for comparability. Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  Intersegment sales are recorded at current market prices.

NOTE 4:  RESTRUCTURING COSTS

During fiscal 2007, we entered into a restructuring program that complemented our operations’ consolidations and involved consolidation in our European sales offices, product and market development, and corporate overhead.  The total cost of this program was $1,358 and was completed during the first quarter of the 2008 fiscal year.  The remaining accrual of $59 will be paid in fiscal year 2009.  As a result of this restructuring, 22 positions were eliminated.

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

The components of inventory consist of the following:

	March 31 2009	June 30 2008

Raw materials	$28,281	$40,758
Finished goods	48,746	45,184
Storeroom and other supplies	24,480	24,312
	$101,507	$110,254

NOTE 6:  GOODWILL

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we perform a goodwill impairment analysis on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  Goodwill is reviewed annually for impairment in the fourth fiscal quarter.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning.  The market approach, estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

During our quarter ended December 31, 2008, based on the economic environment at that time and the recent steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, during the three months ended December 31, 2008, we recorded an impairment charge of $138,008 which represented our best estimate of the resulting goodwill impairment.  We completed our interim goodwill impairment testing during the three months ended March 31, 2009.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of Buckeye’s four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  Upon completion of this step, our original estimate did not change and therefore no change was required in the three months ended March 31, 2009 to the $138,008 non-cash goodwill impairment charge estimated and recorded in the second quarter of fiscal 2009.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 are as follows:

	Balance as of June 30, 2008	Change due to fluctuation in foreign currency exchange rate	Impairment	Balance as of March 31, 2009
Specialty Wood Fibers Reporting Unit	$3,932	$-	$(3,932)	$-
Specialty Cotton Fibers Reporting Unit	45,827	(7,007)	(38,820)	-
Specialty Fibers Segment	49,759	(7,007)	(42,752)	-

Airlaid Nonwovens Reporting Unit	111,438	(16,182)	(95,256)	-
Converting Reporting Unit	2,425	-	-	2,425
Nonwoven Materials Segment	113,863	(16,182)	(95,256)	2,425
Total	$163,622	$(23,189)	$(138,008)	$2,425

NOTE 7:  DEBT

The components of long-term debt consist of the following:

	March 31 2009	June 30 2008
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2010	110,532	115,830
Credit facility	78,031	78,080
	$388,563	$393,910

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

Through fiscal year 2007, we redeemed $40,000 of the 2008 Notes.  During fiscal year 2008, we redeemed the remaining $60,000 of the 2008 Notes.  As a result of this redemption, we wrote off the remaining balance of deferred financing costs and unamortized discount related to the 2008 Notes.  During the nine months ended March 31, 2008, we recorded non-cash expenses of $205 related to the early extinguishment of this debt.

During June 1998, we completed a private placement of $150,000 principal amount of 8% unsecured Senior Subordinated Notes due October 15, 2010 (the “2010 Notes”).  In fiscal 1999, we exchanged these outstanding notes for public notes with the same terms.  These notes have been redeemable at our option, in whole or in part, at any time since October 15, 2006, at a redemption price of 100% of principal amount together with accrued and unpaid interest to the date of redemption.  Our 2013 Notes limit the amount of funds we can use to retire our 2010 Notes and we are currently restricted from this activity.

During fiscal year 2008, we redeemed a total of $35,000 of the 2010 notes.  On December 1, 2008, we redeemed $5,000 of the 2010 Notes.  As a result of these redemptions, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 notes.  During the nine months ended March 31, 2009, we recorded non-cash gains of $401 related to the early extinguishment of this debt and during the nine months ended March 31, 2008 we recorded non-cash expenses of $153 related to the early extinguishment of this debt.

Revolving Credit Facility

On July 25, 2007, we established a $200,000 senior secured revolving credit facility with a maturity date of July 25, 2012.  This facility amended and restated our former credit facility.  We used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the revolver is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We used the proceeds from this facility to redeem the remaining $60,000 of our 2008 Notes, to redeem $20,000 of the 2010 Notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At March 31, 2009, we were in compliance with the financial covenants under our credit facility.

On March 31, 2009, we had $18,879 of cash and cash equivalents and we had $116,617 borrowing capacity on our credit facility.  The credit facility also contains a $50,000 increase option.  Our credit facility allows for a sublimit on letters of credit of $50,000.  As of March 31, 2009, $44,648 of the sublimit was unused.

The annual commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During the nine months ended March 31, 2008, $177 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

On September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133; therefore, the net effect from the interest rate swap is being recorded as part of interest expense.  During the three and nine months ended March 31, 2009, the swap increased our interest expense by $226 and $544, respectively.  During the three and nine months ended March 31, 2008, the swap reduced our interest expense by $6 and $77, respectively.  At March 31, 2009, our liability on the interest rate swap agreement was $547.

NOTE 8:  FAIR VALUE MEASUREMENTS

 In accordance with the provisions of FASB Staff Position FAS 157-2, we have partially applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value on a recurring basis, which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks.  Also in accordance with the provisions of FAS 157-2, we have not applied the provision of SFAS No. 157 to our financial assets and liabilities recorded at fair value on a non-recurring basis, which consists primarily of goodwill.  For the financial instruments disclosed below, fair value is determined at each balance sheet date using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates.  The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at March 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Natural gas hedge	472	-	472	-
Interest rate swap	547	-	547	-
Total	$1,019	$-	$1,019	$-

NOTE 9:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

We periodically use hedging to address the risk associated with non-functional currency (primarily real and euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow hedges and we account for these hedge instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates on our consolidated statement of income.  As of March 31, 2009 and June 30, 2008, we did not have any material foreign currency hedges in place.

Interest Rate Swap

In order to manage our interest rate risk exposure, on September 17, 2007, we entered into an interest rate swap agreement for $30,000 of debt under our $200,000 revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualifies as a cash flow hedge under SFAS 133; therefore, the net effect from the interest rate swap is being recorded as part of interest expense.

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges under SFAS 133.  As of March 31, 2009 we had contracts in place to purchase 443,352 million BTUs of natural gas at various fixed prices through May 2010.  At June 30, 2008 we had no commodity hedges in place.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $1,019, in net losses incurred in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statement of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value at 3/31/09	Fair Value at 6/30/08	Fair Value at 3/31/09	Fair Value at 6/30/08
Natural gas hedge	Accrued expenses	-	-	472	-
Interest rate swap	Accrued expenses	-	-	547	-
Interest rate swap	Other non-current liabilities	-	-	-	613
Total derivatives designated as hedging instruments under SFAS 133		$-	$-	$1,019	$613

The following tables present the impact of derivative instruments, net of tax, and their location within the unaudited condensed consolidated statement of operations:

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008	2009	2008
Natural gas hedge	$(38)	$16	$187	$(38)	$-	$-
Interest rate swap	(366)	628	219	(15)	-	-
Total	$(404)	$644	$406	$(53)	$-	$-
(a) Amounts related to natural gas contract and interest rate swap are included in Gain (loss) on foreign exchange and other and Net interest expense and amortization of debt costs, respectively.
(b) Amounts are included in gain (loss) on foreign exchange and other.

NOTE 10:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008

Net income	$4,286	$10,422	$(111,848)	$37,785
Foreign currency translation adjustments – net	(3,764)	(675)	(65,304)	21,747
Unrealized losses on hedging activities - net	(2)	(591)	(256)	(1,076)
Comprehensive income (loss), net of tax	$520	$9,156	$(177,408)	$58,456

For the three and nine months ended March 31, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(3,793) and $(15,261), the Brazilian real of $1,235 and $(22,879) and the Canadian dollar of $(1,206) and $(27,164), respectively.

For the three and nine months ended December 31, 2008, the change in the foreign currency translation adjustment was primarily due to fluctuations in the exchange rate of the U.S. dollar against the euro of $6,624 and $13,450, the Brazilian real of $(533) and $4,108 and the Canadian dollar of $(6,766) and $4,189, respectively.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(640)	$22,170	$(1,386)	$20,144
Changes in value	404	(3,764)	-	(3,766)
Reclassification into earnings	(406)	-	-	-
Balance at March 31, 2009	$(642)	$18,406	$(1,386)	$(16,378)

NOTE 11: INCOME TAXES

 On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of approximately $878 to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1,806.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the nine months ended March 31, 2009, as a result of the resolution of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $228 and our related interest and penalties by $101.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1,578 and $63, respectively.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2009, we remain subject to examinations of our U.S. federal and state income tax returns for the tax years ending June 30, 2002 through 2008, Canadian income tax returns for the tax years ending June 30, 2002 through 2008 and German tax filings for the tax years ending June 30, 2004 through 2008.

Our effective tax rates for the three and nine month periods ended March 31, 2009 were 24.8% and 1.4%, respectively.  Our effective tax rates for the same periods of 2008 were 29.4% and 30.8%, respectively.  We recorded a $138,008 goodwill impairment charge in the three months ended December 31, 2008.  Accordingly, we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.  The decrease in the effective tax rate for the nine month period over the same period in 2008 was affected by a German tax law change that reduced the statutory tax rate and reduced our taxes by approximately $2,200 and the net tax cost associated with the nondeductible goodwill impairment of approximately $38,000.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Expected tax expense at 35%	$1,995	$5,167	$(39,682)	$19,121
Nondeductible goodwill impairment charge	-	-	37,892	-
German tax rate change	-	-	-	(2,245)
Effect of foreign operations	116	193	126	115
Brazilian valuation allowance	(74)	472	1,083	1,319
R&D tax credits	-	(810)	-	(810)
Other	(625)	(682)	(951)	(655)
Income tax expense	$1,412	$4,340	$(1,532)	$16,845

NOTE 12:  EMPLOYEE BENEFIT PLANS

In September 2006, the FASB issued SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  On July 1, 2008, we adopted the measurement date provisions of SFAS No. 158.  SFAS No. 158 requires the measurement date of the plan’s funded status to be the same as our fiscal year end.  The adoption of the measurement date provisions of SFAS No. 158 resulted in a decrease in accrued postretirement benefits of $1,175, an increase in deferred tax liabilities of $435, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $142.  The adoption of the measurement date provisions of SFAS No. 158 had no material effect on our consolidated statement of operations for the nine months ended March 31, 2009 or for any prior period presented, and it will not materially affect our operating results in future periods.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Service cost for benefits earned	$121	$151	$362	$453
Interest cost on benefit obligation	373	350	1,120	1,051
Amortization of unrecognized prior service cost	(251)	(251)	(752)	(752)
Actuarial loss	69	146	208	437
Total cost	$312	$396	$938	$1,189

NOTE 13:  CONTINGENCIES

On January 3, 2008, K.T. Equipment (International) Inc., (K.T.), filed a claim in the U.S. District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5,000 plus accrued interest of approximately $2,830 as of March 31, 2009.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the U. S. Environmental Protection Agency (“the EPA”) in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement requires us,  to (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement.  In making these in-plant process changes, we incurred significant expenditures, and, as discussed in the following paragraph, we expect to incur significant additional capital expenditures to comply with the remaining obligations under the Fenholloway Agreement.

  The EPA objected to the draft National Pollutant Discharge Elimination System (NPDES) permit prepared in connection with the Fenholloway Agreement and requested additional environmental studies to identify possible alternatives to the relocation of the wastewater discharge point, and some members of the public have also challenged the permit.  The additional studies necessary to support revisions to the proposed permit have been completed, and we have submitted the information necessary to complete the revisions. As a result, we expect that FDEP will issue a revised proposed permit and pursue the requisite public notice and review process sometime in the near future.  Based on the requirements anticipated in the proposed permit, we expect to incur capital expenditures of approximately $9,500 over the four-year period that began in fiscal year 2009 on in-plant process changes, and additional capital expenditures of at least $50,000 over at least five years, possibly beginning as early as fiscal year 2015.  See Note 17 “Contingencies” to the financial statements included in our Annual Report for the year ended June 30, 2008.

NOTE 14:  SUBSEQUENT EVENT

We burn alternative fuel mixtures at our Foley plant, a wood cellulose manufacturing facility located near Perry, Florida in order to produce renewable energy and help manage our exposure to high energy costs.  The federal government has implemented a program that provides incentive payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  In early February 2009, we filed an application with the Internal Revenue Service for certification of our eligibility to receive incentive payments for our use of black liquor in alternative fuel mixtures in the recovery boilers at the Foley plant.  On March 20, 2009 we received a registration number from the Internal Revenue Service registering our wood cellulose manufacturing facility as an alternative fueler. During April 2009, we received three payments totaling $25,351 in alternative fuels tax credit refunds for operations at the Foley mill between February 12, 2009 and April 14, 2009.

The federal regulations relating to the alternative fuels mixture incentive program are complex, and we are seeking further clarification prior to the recognition in the statement of operations of any payment received for financial reporting purposes.  Based on our current understanding of the program, only our Foley facility is eligible for participation in the incentive program.  Depending on the quantity of alternative fuel mixtures burned, the federal incentive payments that we may receive could be material.  At the same time, there can be no assurance that the federal incentive program for alternative fuel mixtures will continue in effect through its current expiration date of December 31, 2009, that its provisions will not be changed in a manner that impacts us, that our operations will remain qualified to receive the incentive payments, or that our  claims for the incentive payments will continue to be approved and paid.

NOTE 15:  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The guarantor subsidiaries presented below represent our subsidiaries that are subject to the terms and conditions outlined in the indenture governing the 2013 Notes and that guarantee the 2013 Notes, jointly and severally, on a senior unsecured basis.  The non-guarantor subsidiaries presented below represent the foreign subsidiaries that do not guarantee the 2013 Notes.  Each subsidiary guarantor is 100% owned directly or indirectly by us and all guarantees are full and unconditional.

Our supplemental financial information and our guarantor subsidiaries and non-guarantor subsidiaries for the 2013 Notes are presented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$15,698	$129,079	$36,779	$(9,921)	$171,635
Cost of goods sold	17,896	106,784	32,976	(9,891)	147,765
Gross margin	(2,198)	22,295	3,803	(30)	23,870

Selling, research and administrative expenses, and other	(4,224)	13,044	2,246	-	11,066

Operating income (loss)	2,026	9,251	1,557	(30)	12,804

Other income (expense):
Net interest income (expense) and amortization of debt costs	(7,525)	290	29	-	(7,206)
Other income (expense), including equity income (loss) in affiliates	54,194	(67)	176	(54,203)	100
Intercompany interest income (expense)	7,674	(6,733)	(941)	-	-

Income (loss) before income taxes	56,369	2,741	821	(54,233)	5,698

Income tax expense (benefit)	52,083	1,212	168	(52,051)	1,412

Net income (loss)	$4,286	$1,529	$653	$(2,182)	$4,286

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$78,383	$406,420	$124,327	$(31,537)	$577,593
Cost of goods sold	77,352	334,909	114,873	(31,881)	495,253
Gross margin	1,031	71,511	9,454	344	82,340

Selling, research and administrative expenses, and other	(11,889)	39,792	7,579	-	35,482
Goodwill impairment	20,230	24,922	92,856	-	138,008

Operating income (loss)	(7,310)	6,797	(90,981)	344	(91,150)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(23,171)	929	129	-	(22,113)
Other income (expense), including equity income (loss) in affiliates	(144,671)	(340)	(268)	145,162	(117)
Intercompany interest income (expense)	23,111	(19,977)	(3,134)	-	-

Income (loss) before income taxes	(152,041)	(12,591)	(94,254)	145,506	(113,380)

Income tax expense (benefit)	(40,193)	4,646	(3,817)	37,832	(1,532)

Net income (loss)	$(111,848)	$(17,237)	$(90,437)	$107,674	$(111,848)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$32,029	$133,671	$44,071	$(7,906)	$201,865
Cost of goods sold	29,193	105,013	41,273	(7,815)	167,664
Gross margin	2,836	28,658	2,798	(91)	34,201

Selling, research and administrative expenses, and other	(4,610)	14,099	2,449	-	11,938

Operating income (loss)	7,446	14,559	349	(91)	22,263

Other income (expense):
Net interest income (expense) and amortization of debt costs	(8,117)	142	161	-	(7,814)
Other income (expense), including equity income (loss) in affiliates	3,979	(30)	485	(4,121)	313
Intercompany interest income (expense)	8,319	(6,495)	(1,824)	-	-
Income (loss) before income taxes	11,627	8,176	(829)	(4,212)	14,762

Income tax expense	1,205	2,843	249	43	4,340

Net income (loss)	$10,422	$5,333	$(1,078)	$(4,255)	$10,422

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$87,756	$399,710	$152,165	$(29,445)	$610,186
Cost of goods sold	77,041	309,265	136,401	(29,356)	493,351
Gross margin	10,715	90,445	15,764	(89)	116,835

Selling, research and administrative expenses, and other	(14,127)	41,552	8,705	-	36,130
Restructuring costs	69	-	27	-	96

Operating income (loss)	24,773	48,893	7,032	(89)	80,609

Other income (expense):
Net interest income (expense) and amortization of debt costs	(25,887)	26	366	-	(25,495)
Other income (expense), including equity income (loss) in affiliates	31,423	161	(155)	(31,913)	(484)
Intercompany interest income (expense)	24,982	(19,509)	(5,473)	-	-

Income (loss) before income taxes	55,291	29,571	1,770	(32,002)	54,630

Income tax expense (benefit)	17,506	10,137	(558)	(10,240)	16,845

Net income (loss)	$37,785	$19,434	$2,328	$(21,762)	$37,785

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,039	$3	$17,837	$-	$18,879
Accounts receivable, net	8,007	78,040	25,906	-	111,953
Inventories, net	26,435	58,257	17,576	(761)	101,507
Other current assets	4,356	6,393	425	-	11,174
Intercompany accounts receivable	-	65,641	-	(65,641)	-
Total current assets	39,837	208,334	61,744	(66,402)	243,513

Property, plant and equipment, net	59,154	337,466	120,327	-	516,947
Goodwill and intangibles, net	15,208	2,425	-	-	17,633
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	249,708	266,055	97,022	(602,621)	10,164
Total assets	$727,624	$814,280	$279,093	$(1,032,740)	$788,257

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$2,619	$20,498	$5,077	$-	$28,194
Other current liabilities	19,032	16,023	7,394	(1)	42,448
Intercompany accounts payable	59,687	-	5,954	(65,641)	-
Total current liabilities	81,338	36,521	18,425	(65,642)	70,642

Long-term debt	388,563	-	-	-	388,563
Deferred income taxes	(4,656)	47,573	7,812	-	50,729
Other long-term liabilities	8,702	14,204	1,740	-	26,646
Intercompany notes payable	-	275,026	88,691	(363,717)	-
Stockholders’/invested equity	253,677	440,956	162,425	(603,381)	253,677
Total liabilities and stockholders’ equity	$727,624	$814,280	$279,093	$(1,032,740)	$788,257

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$491	$137	$9,765	$-	$10,393
Accounts receivable, net	18,909	70,379	38,233	-	127,521
Inventories, net	31,034	57,499	22,826	(1,105)	110,254
Other current assets	3,565	6,702	1,263	-	11,530
Intercompany accounts receivable	-	87,036	-	(87,036)	-
Total current assets	53,999	221,753	72,087	(88,141)	259,698

Property, plant and equipment, net	60,090	334,367	161,251	-	555,708
Goodwill and intangibles, net	36,843	27,347	116,045	-	180,235
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	411,183	262,661	116,461	(776,721)	13,584
Total assets	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,353	$29,211	$9,593	$-	$49,157
Other current liabilities	18,360	22,009	10,647	-	51,016
Intercompany accounts payable	78,510	-	8,526	(87,036)	-
Total current liabilities	107,223	51,220	28,766	(87,036)	100,173

Long-term debt	393,910	-	-	-	393,910
Deferred income taxes	(10,211)	51,551	16,623	-	57,963
Other long-term liabilities	9,853	15,749	2,020	-	27,622
Intercompany notes payable	-	258,728	109,489	(368,217)	-
Stockholders’/invested equity	429,557	468,880	308,946	(777,826)	429,557
Total liabilities and stockholders’ equity	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$8,696	$29,312	$11,803	$49,811

Investing activities:
Purchases of property, plant and equipment	(2,611)	(28,917)	(2,477)	(34,005)
Other	-	(171)	-	(171)
Net cash used in investing activities	(2,611)	(29,088)	(2,477)	(34,176)

Financing activities
Net payments under lines of credit	(43)	-	(71)	(114)
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Purchase of treasury shares	(494)	-	-	(494)
Net cash used in financing activities	(5,537)	(358)	(71)	(5,966)

Effect of foreign currency rate fluctuations on cash	-	-	(1,183)	(1,183)

Increase (decrease) in cash and cash equivalents	548	(134)	8,072	8,486
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,039	$3	$17,837	$18,879

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$44,019	$25,515	$11,189	$80,723

Investing activities:
Purchases of property, plant and equipment	(4,092)	(25,339)	(1,774)	(31,205)
Other	-	(253)	-	(253)
Net cash used in investing activities	(4,092)	(25,592)	(1,774)	(31,458)

Financing activities
Net borrowings under line of credit	63,569	-	635	64,204
Net payments on long-term debt and other	(107,836)	(296)	-	(108,132)
Payments for debt issuance costs	(1,401)	-	-	(1,401)
Net cash provided by (used in) financing activities	(45,668)	(296)	635	(45,329)

Effect of foreign currency rate fluctuations on cash	-	-	2,109	2,109

Increase (decrease) in cash and cash equivalents	(5,741)	(373)	12,159	6,045
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$588	$74	$20,173	$20,835

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years indicate our fiscal year ending June 30, 2009 or ended June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and nine months ended March 31, 2009 to the three and nine months ended March 31, 2008.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include living within our means by focusing on cash flow maximization to pay down debt, optimizing capacity utilization, developing an approach to restarting the Foley Energy Project and identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.

The January – March 2009 period continued to be a challenge for Buckeye as the global economic recession continued to impact demand for many of our products.  Sales for the three months ended March 31, 2009 of $172 million were down $30 million or 15% versus the same period in 2008, with sales in the Specialty Fibers segment down 18% and sales in the Nonwoven Materials segment off 2%.  Reduced shipment volume had a negative $33 million impact on sales compared to the year ago quarter while increased selling prices added $8 million with product mix and currency making up the balance.  Specialty Fibers sales were negatively impacted by reduced demand for cotton specialty fibers, wood specialty fibers used in automotive applications, and fluff pulp.  We continued to take market downtime at our Foley, Memphis and Americana plants during the quarter to match production to shipment demand, and effective May 1, 2009, we intend to further reduce staffing at our Memphis Plant to adjust our capacity to match reduced demand levels for products supplied by this plant.  Shipment volume for our airlaid nonwovens products increased by 7% versus the same quarter a year ago, as we regained in June 2008 a significant portion of the business we lost with a major customer in January 2008.  Selling prices were up 17% on average year over year for our high-end specialty wood and cotton fibers products, but our fluff pulp prices were down by about 6% on average.

Operating income for the three months ended March 31, 2009 was $9.5 million less than in the same period in 2008, with operating income for the Specialty Fibers segment down by $11.3 million and operating income for the Nonwoven Materials segment up by $1.7 million.  This decline in operating income for the total Company was almost entirely due to the lower sales volume and associated market-related downtime taken during the quarter in our Specialty Fibers segment.  Overall selling price increases over the past 12 months have more than offset increases in raw material and chemicals prices over that same period, and we started to see reductions in raw materials, energy and transportation costs during the quarter.  We also believe that our chemical costs peaked during the January-March quarter and we expect them to start decreasing in the April-June quarter.  The favorable impact of the weaker Canadian Dollar and Brazilian Real on costs at our Canadian airlaid plant and Brazilian specialty cotton fibers plant, along with a reduction in selling, research and administrative expenses also had a positive impact on earnings compared to the year ago quarter.  We have implemented formula-based pricing on our high-end specialty wood fibers products in our 2009 contracts, which will result in our passing through cost changes in chemicals and energy costs to our customers in the form of selling price changes beginning in the April-June quarter.  This resulted in price reductions of about 5% effective April 1st on these products.

Fiscal 2009 year-to-date net sales of $578 million were $33 million or 5% lower than fiscal 2008 year-to-date net sales.  Sales in the first quarter were up 12% while sales in the second and third quarter were down 12% and 15%, respectively, as the global recession started to impact our business.  The operating loss for the nine months ended March 31, 2009 of $91 million was $172 million worse when compared to the same period in 2008.  In the October-December quarter, based on the economic environment at that time and the recent steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we recorded a $138 million non-cash goodwill impairment charge.  This goodwill impairment charge was the primary cause of the reduction.  The remaining reduction of $34 million was due to the lower sales volume and associated market-related downtime.  Selling price increases have been sufficient to offset the increases in costs on a year-to-date basis.

Cash from operations for the three months ended March 31, 2009 was $21.3 million, which was down $5.3 million compared to the three months ended March 31, 2008.  This reduction was primarily driven by a reduction in net income (down $6.1 million).  We were successful in reducing our net working capital by $2.1 million during the January – March quarter (driven by lower inventories), versus a $0.8 million increase during the prior year period.  Purchases of property, plant and equipment in the quarter were $9.0 million, which was  $3.5 million lower than in the year ago quarter, reflecting the reduction in our planned capital spending for this fiscal year from $64 to $40 million.  We have put a number of capital projects on hold in order to accomplish this objective, including the Foley Energy Project, which we intend to restart as soon as we are confident that we will meet our debt reduction goal.

We have established a goal of paying down our debt to $350 million by December 31, 2009.  By doing so, we believe that we will have sufficient borrowing capacity on our $200 million revolving credit facility to pay off the $110 million in 2010 Notes that mature in October 2010 without accessing the credit markets for new financing.  One factor that could help us achieve this goal more quickly is the extent to which we continue to receive refunds from the alternative fuels tax credit.  While we did not receive any refunds under this program during the three months ended March 31, 2009, we have received $25.4 million in refunds during the month of April for the period between February 12 and April 14, 2009. We are also exploring several other alternative financing sources allowed under our credit agreements and bond indentures, such as borrowing against our foreign assets and capital lease financing, which could allow us to further expand our potential borrowing capacity once the 2010 Notes are retired.  To the extent we are able to retire these bonds, which have a coupon rate of 8.0%, using free cash flow and borrowings under our bank revolver, the annual interest savings at current borrowing rates would be significant (in the $6 – 7 million per year range).  We could begin to realize a portion of those savings as early as October-December 2009 when we will be free of payment restrictions per our 2013 Notes .

Results of Operations

Consolidated results

The following table compares components of operating income for the three and nine months ended March 31, 2009 and 2008.

(millions)	Three Months Ended March 31				Nine Months Ended March 31
	2009	2008	Change	% Change	2009	2008	Change	% Change
Net sales	$171.6	$201.9	$(30.3)	(15.0)%	$577.6	$610.2	$(32.6)	(5.3)%
Cost of goods sold	147.7	167.7	(20.0)	(11.9)%	495.3	493.4	1.9	0.4%
Gross margin	23.9	34.2	(10.3)	(30.1)%	82.3	116.8	(34.5)	(29.5)%
Selling, research and administrative expenses	10.6	11.5	(0.9)	(7.8)%	34.1	34.7	(0.6)	(1.7)%
Goodwill impairment loss	-	-	-	-	138.0	-	138.0	100.0%
Restructuring costs	-	-	-	-	-	0.1	(0.1)	(100.0)%
Amortization of intangibles and other	0.5	0.4	0.1	25.0%	1.4	1.4	-	-
Operating income (loss)	$12.8	$22.3	$(9.5)	(42.6)%	$(91.2)	$80.6	$(171.8)	(213.2)%

Net sales for the three months ended March 31, 2009 were lower than the same period in 2008 due to lower shipment volume in specialty fibers, partially offset by higher nonwovens volume.  Higher prices for all of our products partially offset the lower volume.  For the nine months ended March 31, 2009, net sales were lower than the same nine months in the prior year.  The impact of lower shipment volume in both segments was partially offset by higher selling prices across all of our plants.

Gross margin was lower for the three and nine months ended March 31, 2009 versus the same periods in 2008.  For the three and nine months ended March 31, 2009, lower shipment volume and associated market-related production downtime, resulted in lost margin on reduced shipments and higher costs due to lower capacity utilization rates.  Overall selling price increases have more than offset increases in raw material and chemicals prices over that same period.  We started to see reductions in raw materials, energy and transportation costs during the January – March quarter.  For the nine-month period, selling price increases were sufficient to offset substantial increases in costs for raw materials, chemicals, energy and transportation costs compared to the year-ago periods.

Selling, research and administrative expenses decreased $0.9 million for the three months ended March 31, 2009 and decreased $0.7 million for the nine months ended March 31, 2009 versus the same periods in the prior year.  The primary reasons for the decrease were lower at risk compensation and bonus expenses.

Based on the economic environment and the recent steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.  During the three months ended March 31, 2009, we completed this analysis.  We concluded that there was no change to the impairment loss of $138 million we recognized at December 31, 2008.  Since this goodwill impairment charge is non-cash, it does not affect our liquidity or financial covenants.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, asset impairment, goodwill impairment, amortization of intangibles, certain financing and investing costs and unallocated at-risk and stock-based compensation.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for the three and nine months ended March 31, 2008 for comparability.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three and nine months ended March 31, 2009 and 2008.

(millions)	Three Months Ended March 31
	2009	2008	Change	% Change
Net sales	$123.9	$150.9	$(27.0)	(17.9)%
Operating income	10.9	22.2	(11.3)	(50.9)%

(millions)	Nine Months Ended March 31
	2009	2008	Change	% Change
Net sales	$426.6	$434.8	$(8.2)	(1.9)%
Operating income	42.3	70.3	(28.0)	(39.8)%

Net sales were down due to lower shipment volumes for the three months ended March 31, 2009 versus the same period in 2008 as the global economic downturn continued to impact demand for many of our products.  Shipment volume for the specialty fibers segment was down 19% compared to the same quarter a year ago, with specialty wood fibers shipments off 11% and specialty cotton fibers shipments off 50%.  Specialty wood fibers sales were most negatively impacted by reduced demand for fluff pulp and specialty wood grades used in automotive applications.    The impact of lower volume was partially offset by higher prices.  Specialty fibers prices, excluding fluff pulp, were up about 17% as a result of price increases implemented over the last twelve months.  Fluff pulp pricing decreased by $42 per ton compared to the same period a year ago.

For the nine months ended March 31, 2009, net sales were lower than the same period in 2008 due to higher prices not being sufficient to offset the impact of lower shipment volume.  Specialty fibers shipments volume was down 11% compared to the same nine months a year ago.  Specialty wood fibers shipments were off 8% and specialty cotton fibers shipments were off 23%.  Specialty fibers prices, excluding fluff pulp, were up approximately 19% over the same nine month period last year and fluff pulp prices increased $18 per ton.

During the three months ended March 31, 2009, lower sales volumes and associated production downtime accounted for most of the reduction in operating income compared to the three months ended March 31, 2008.  Overall price increases, excluding fluff pulp, added $9 million to earnings for the quarter and offset increases in chemical and raw material prices.  Direct cost spending was also lower.

Operating income for the nine months ended March 31, 2009 decreased versus the nine months ended March 31, 2008.  Higher sales prices were sufficient to offset higher costs for raw material, chemicals, energy and transportation, but earnings were down year over year primarily due to lower sales volumes and associated production downtime.

During the third fiscal quarter, energy, transportation and raw material costs trended down compared to the second quarter.  Caustic prices have declined from peak levels in January 2009, but our third quarter costs for caustic were higher than our costs in the second quarter.  Due to lower diesel prices and an increasing amount of announced pulp mill downtime, we saw our wood prices decrease.  The cost of cotton fiber, both in Brazil and the United States, is also falling, but we do not expect to see any significant benefit in the United States until next fiscal year after we work through current higher cost fiber inventories.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2009 and 2008.

(millions)	Three Months Ended March 31
	2009	2008	Change	% Change
Net sales	$57.2	$58.2	$(1.0)	(1.7)%
Operating income	2.9	1.2	1.7	141.7%

(millions)	Nine Months Ended March 31
	2009	2008	Change	% Change
Net sales	$179.9	$201.8	$(21.9)	(10.9)%
Operating income	7.9	14.5	(6.6)	(45.5)%

Nonwoven materials sales decreased during the three months ended March 31, 2009 versus the same period in 2008.  Sales volume was higher during the period but was more than offset by unfavorable product mix and foreign currency exchange rates.  Sales for the nine months ended March 31, 2009 were down versus the same period in 2008 due to lower shipment volume, mainly because of the loss of a significant piece of business with a major customer in January 2008, which volume has not been completely replaced.

Operating income increased for the three months ended March 31, 2009 versus the three months ended March 31, 2008, primarily due to higher production, lower transportation costs and the favorable impact of the weaker Canadian dollar on costs at our Canadian airlaid plant.

Operating income decreased for the nine months ended March 31, 2009 versus the same periods in 2008, primarily due to the loss of business mentioned above and the resulting drop in capacity utilization.

Corporate

The following tables compare corporate net sales and operating loss for the three and nine months ended March 31, 2009 and 2008.

(millions)	Three Months Ended March 31
	2009	2008	Change	% Change
Net sales	$(9.4)	$(7.2)	$(2.2)	(30.6)%
Operating loss	(1.0)	(1.2)	0.2	16.7

(millions)	Nine Months Ended March 31
	2009	2008	Change	% Change
Net sales	$(28.9)	$(26.4)	$(2.5)	(9.5)%
Operating loss	(141.4)	(4.2)	(137.2)	(3,266.7)

The operating loss for the three and nine months ended March 31 consists of:

	Three Months Ended March 31		Nine Months Ended March 31
(millions)	2009	2008	2009	2008
Unallocated at-risk compensation	$-	$(0.5)	$(1.0)	$(2.0)
Unallocated stock based compensation	(0.4)	(0.2)	(1.3)	(0.6)
Goodwill impairment	-	-	(138.0)	-
Intellectual property amortization	(0.5)	(0.5)	(1.4)	(1.4)
Restructuring expenses	-	-	-	(0.1)
Gross margin on intercompany sales	(0.1)	(0.1)	0.3	(0.1)
	$(1.0)	$(1.2)	$(141.4)	$(4.2)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.6 million and $3.4 million for the three and nine months ending March 31, 2009, respectively, versus the same period in the prior year.  Net interest expense decreased due to debt reduction of $7.0 million at March 31, 2009 versus March 31, 2008 and lower average interest rates.  The weighted average effective interest rate on our variable rate debt, which totaled $78.0 million at March 31, 2009 decreased from 5.2% at March 31, 2008 to 3.8% at March 31, 2009.

 Income tax

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting treatment for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption of FIN 48, we recorded an adjustment of approximately $0.9 million to reduce retained earnings at July 1, 2007.  At adoption, our unrecognized tax benefits totaled $1.8 million.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the nine months ended March 31, 2009, as a result of the resolution of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $0.2 million and our related interest and penalties by $0.1 million.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1.6 million and $0.1 million, respectively.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2009, we remain subject to examinations of our United States federal and state income tax returns for the tax years ending June 30, 2002 through 2008, Canadian income tax returns for the tax years ending June 30, 2002 through 2008 and German tax filings for the tax years ending June 30, 2004 through 2008.

Our effective tax rates for the three and nine month periods ended March 31, 2009 were 24.8% and 1.4%, respectively.  Our effective tax rates for the same periods of 2008 were 29.4% and 30.8%, respectively.  We recorded a $138.0 million goodwill impairment charge in the three months ended December 31, 2008.  Accordingly, we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.  The decrease in the effective tax rate for the nine month period over the same period in 2008 was affected by a German tax law change that reduced the statutory tax rate and reduced our taxes by approximately $2.2 million and the net tax cost associated with the nondeductible goodwill impairment by approximately $38.0 million.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing:  senior secured credit facility, senior notes and senior subordinated notes.  Our senior secured credit facility, senior notes and senior subordinated notes contain various covenants.  We were in compliance with these covenants as of March 31, 2009, and believe we will continue to remain in compliance for the foreseeable future.  Our 2013 Notes limit the amount of funds we can use to make dividend payments, repurchase stock or retire our 2010 Notes prior to October 2009.  The amount of funds available for these purposes includes 50% of net income or losses since October 2003.  Since we recorded a $138.0 million non-cash goodwill impairment, our net losses over this period restrict us from these activities.

On March 31, 2009, we had $18.9 million of cash and cash equivalents and $116.6 million in borrowing capacity on our revolving credit facility.  As of March 31, 2009, our liquidity, including available borrowings and cash and cash equivalents, was $135.5 million.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2009 and March 31, 2008.

	Nine Months Ended March 31
(millions)	2009	2008
Operating activities:
Net income (loss)	$(111.8)	$37.8
Noncash charges and credits, net	172.6	55.5
Changes in operating assets and liabilities, net	(11.0)	(12.6)
Net cash provided by operating activities	49.8	80.7

Investing activities:
Purchases of property, plant and equipment	(34.0)	(31.2)
Other investing activities	(0.2)	(0.3)
Net cash used in investing activities	(34.2)	(31.5)

Financing activities:
Net borrowings (payments) under lines of credit	(0.1)	64.2
Net payments on long-term debt and other	(5.4)	(113.9)
Net proceeds from sale of equity interests	-	5.8
Purchase of treasury shares	(0.5)	-
Payments for debt issuance costs	-	(1.4)
Net cash used in financing activities	(6.0)	(45.3)

Effect of foreign currency rate fluctuations on cash	(1.1)	2.1

Net increase in cash and cash equivalents	$8.5	$6.0

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2009 was $30.9 million less than for the same period in 2008.  The majority of the decrease was due to lower gross margin (down $34.5 million), which was partially offset by a reduction of $3.4 million in interest expense.  Our net working capital increased by $11.0 million during the period versus a $12.6 million increase during the prior year period.

Net cash used in investing activities

Purchases of property, plant and equipment for the three months ended March 31, 2009 decreased to $9.0 million compared to $12.5 million in the same quarter a year ago, reflecting a reduction in our capital spending plans for the year.  Due to the current economic conditions, we announced in January 2009 that we had reduced our planned capital spending for fiscal 2009, from $64 million to $40 million in order to accelerate our debt reduction efforts.  Purchases of property, plant and equipment increased to $34.0 million during the nine months ended March 31, 2009 versus $31.2 million during the same period in 2008 primarily due to spending at our Perry, Florida specialty fibers facility.  Spending on the Foley Energy Project accounted for $9.4 million of our capital spending for the nine months ended March 31, 2009.  Through March 31, 2009, we have spent $16.4 million of this three-year, $45 million project, which involves the installation of a new steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year in fossil fuel, and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.   We remain committed to the energy cost reduction project at Foley and are teaming with local and State of Florida public officials to help us obtain funding for the necessary capital investments.

Net cash used in financing activities

In July 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.  Initially, we used the proceeds from this new credit facility to pay the outstanding balance on our former credit facility plus fees and expenses.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 Notes and to redeem $20 million of the 2010 Notes in mid-September 2007.

Treasury stock

During fiscal years 1997 to 2001 our Board of Directors authorized total repurchases of 6.0 million shares of common stock.  At March 31, 2009, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares, if any, will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Our 2013 Notes limit the funds available to repurchase stock and currently we are restricted from this activity.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K.  The following table summarizes our significant contractual cash obligations as of March 31, 2009.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009 (1)	Fiscal 2010 and 2011	Fiscal 2012 and 2013	Thereafter

Long-term obligations (2)	$501.4	$14.4	$163.3	$115.2	$208.5
Operating lease obligations	4.7	0.5	3.2	1.0	-
Timber commitments	18.0	3.4	14.6	-	-
Linter commitments(3)	6.1	6.1	-	-	-
Other purchase commitments (4)	33.9	10.1	16.6	6.1	1.1
Total contractual cash obligations	$564.1	$34.5	$197.7	$122.3	$209.6
(1)	Cash obligations for the remainder of fiscal 2009.

(2)	Amounts include related interest payments. Interest payments for variable debt of $78.0 million are based on the effective annual rate as of March 31, 2009 of 3.8%.

(3)	Linter commitments are take-or-pay contracts made in the ordinary course of business that usually are less than one year in length.

(4)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2008.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 12,  Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements.  Management bases these estimates and assumptions regarding historical data and trends, current fact patterns, expectations and other sources of information they believe are reasonable. In many cases, there are alternative policies or estimation techniques that could be used.  We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements.  However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The four critical accounting policies that we believe either require the most managerial judgment, or involve the selection or application of alternative accounting policies, and that are material to our financial statements are those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets.  Further information regarding our “Critical Accounting Policies” can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report.  Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.  In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Forward-Looking Statements

This document contains both historical and forward-looking statements.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events.  These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases.  Similarly, statements that describe management’s objectives, plans or goals are or may be forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:  pricing fluctuations and worldwide economic conditions; dependence on a single customer; fluctuation in the costs of raw materials and energy resources; competition; changes in the net benefit realized from the alternative energy tax credit; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.  The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.  For additional factors that could impact future results, please see our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, there were a few areas where circumstances merit an update to our annual report.

Foreign Currency Exchange Rates:  While we have global operations, the majority of our transactions are denominated in U.S. dollars.  The principal foreign currency exchange rate risks to which we are exposed are the Canadian dollar, Brazilian real and European euro.  We currently have one minor currency hedge agreement in place which should not have a material effect on us.

Availability and Cost of Raw Materials:  The amounts we pay for wood, cotton fiber and fluff pulp represent the largest components of our variable costs of production.  Significant decreases in availability or increases in the cost of wood or cotton fiber to the extent not reflected in the prices for our products could materially affect our business results.  During the July to September 2008 quarter, our production was constrained at two of our plants by the availability of cotton fibers.  We have experienced significant increases in the cost of cotton fibers, which we passed on to our customers through increased selling prices.  In the October to December 2008 quarter, prices for cotton linters moderated due to the global economic recession and reduction in global demand for cotton fibers.  Currently, our production is not constrained by fiber availability, but is instead constrained by reduced demand for our specialty cotton fiber products.  Long-term, cotton fiber availability and cost remain risks for the business.

Industry Cyclicality:  The recent downturn in the global economy has impacted demand in many of the markets we serve.  The cyclicality of the fluff pulp market was highlighted in our Annual Report, and the index price for fluff pulp delivered to both North America and Europe has dropped by $130 per ton, or 14%, between October 2008 and March 2009.  We have seen some demand weakness in the fluff pulp market, but we believe that supply and demand is still relatively in balance in this market.  Buckeye’s selling price for fluff pulp only dropped by $70 per ton between the three months ended September 30, 2008 and the three months ended March 31, 2009.  We expect that over the next six months we will see further price decreases.  Demand for our high-end specialty wood products has held up well, aside from some weakness in the automotive markets, but demand for our specialty cotton fibers in most markets has been adversely impacted by the recession.  On the other hand, reductions in demand for raw materials chemicals, energy and transportation during an economic downturn such as the one we are currently experiencing puts downward pressure on these cost elements.  During the three months ended March 31, 2009, Buckeye experienced a total decline in costs for these items of $5.1 million compared to the immediately preceding quarter.

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

On January 3, 2008, K.T. Equipment (International) (K.T.), Inc. filed a claim in the U.S. District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5 million plus accrued interest of approximately $2.8 million as of March 31, 2009.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.   When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007, as reported in our 10-K filed September 7, 2007.  We believe we have meritorious defenses to K.T.’s claim and intend to vigorously defend against the claim.

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

Date: April 29, 2009

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: April 29, 2009