Form 10-K
period 2009-06-30
BUCKEYE TECHNOLOGIES INC
filed 2009-08-27
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1518973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Tillman Street, Memphis, Tennessee	38112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (901) 320-8100

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes No ☒
Note – Checking the box above will not relieve any registrant required to file report pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller Reporting Company 

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 31, 2008, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $134 million.

As of August 27, 2009, there were outstanding 38,730,275 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2009 Annual Proxy Statement to be filed with the commission in connection with the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference into Part III.

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

Company History

We and our predecessors have participated in the specialty cellulose market for over 85 years and have developed new uses for many cellulose-based products.  We began operations as an independent company on March 16, 1993, when we acquired the cellulose manufacturing operations of the Procter & Gamble Company located in Memphis, Tennessee and Perry, Florida (the Foley Plant), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant.  We became a public company in November of 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany.  In September 1996, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina.  In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Ireland and the United States.  In October 1999, we acquired essentially all of the assets of Walkisoft, UPM-Kymmene’s airlaid nonwovens business.  The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina.  In March 2000, we acquired the intellectual property rights to the Stac-Pac® folding technology.  In August 2000, we acquired the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. In calendar 2001, we commenced operating the world’s largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

Due to a decline in demand for cotton content paper, in August 2003 we closed the specialty cotton papers portion of our Lumberton, North Carolina facility.  Due to excess airlaid production capacity around the globe we closed our single-line airlaid nonwovens facility in Cork, Ireland during July 2004. In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany.  In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility.  This expansion was completed during fiscal year 2006.

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

Product Groups	% of Fiscal 2009 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord Cellulose ethers Wood acetate Cotton acetate	35%	Purity and strength Strength and heat stability High viscosity, low viscosity, purity and safety Viscosity uniformity and purity Transparency/clarity, strength and purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Cigarette filters

Liquid crystal display film for computers and television screens and plastic applications

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	13%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	20%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	32%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

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

We purchase cotton linter fiber either directly from cottonseed oil mills or indirectly through agents or brokers.  We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically.  The majority of the cotton fiber processed in the Americana plant is purchased in Brazil.

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

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  Currently, our production is not constrained by raw material availability for our cotton linter fibers in both North America and Brazil, but is constrained by reduced demand for our specialty cotton fiber products.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas.  These manufacturing inputs are subject to significant changes in prices and availability, which have adversely impacted our operating results.

Sales and Customers

Our products are marketed and sold through a highly trained and technically skilled sales force.  We maintain sales offices in the United States, Europe and China.  Our worldwide sales are diversified by geographic region as well as end-product application.  Our sales are distributed to customers in over 60 countries around the world.  Our fiscal 2009 sales reflect this geographic diversity, with 45% of sales in North America, 34% of sales in Europe, 14% of sales in Asia, 4% of sales in South America and 3% in other regions.  Approximately 84% of our worldwide sales for fiscal 2009 were denominated in U.S. dollars.  Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 17, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2009 were as follows:

(in millions)
Sales by Destination
	2009		2008		2007
United States	$258	34%	$274	33%	$254	33%
Germany	67	9	72	9	66	9
Italy	48	6	62	7	72	9
Mexico	46	6	38	5	33	4
Japan	34	5	39	5	38	5
Canada	31	4	31	4	45	6
France	29	4	31	4	25	3
Brazil	25	3	30	3	25	3
Spain	20	3	26	3	26	3
All other	197	26	223	27	185	25
Total	$755	100%	$826	100%	$769	100%

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

Procter & Gamble is our largest customer accounting for 7% of our fiscal 2009 net sales.  Our Specialty Fibers segment accounts for approximately 63% of the total sales to Procter & Gamble.

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

Research and development costs of $7.5 million, $8.2 million and $8.3 million were charged to expense as incurred for the years ended June 30, 2009, 2008 and 2007, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets.  The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing.  The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets.  Major competitors include Archer-Daniels-Midland Company, Borregaard, Rayonier Inc. and Tembec Inc.

We believe that the number of producers is unlikely to grow significantly due to the substantial investment required to enter the mature specialty fibers market and due to sufficient existing capacity.  However, Sateri added 250,000 tons of specialty pulp capacity in Brazil (Bahia) during the past year and will be a factor in calendar year 2010.  Also, we understand that a former Weyerhaeuser mill in Cosmopolis, Washington with an annual capacity of 155,000 metric tons may restart production in the future but nothing appears to be imminent.

Although global demand for fluff pulp is growing by 3% to 5% annually, fluff pulp prices tend to vary directly with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  Our strategy is to reduce our exposure to fluff pulp by increasing our sales of more specialized wood cellulose into new and existing markets.  We use 40,000 to 50,000 metric tons of fluff pulp annually from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business.  We currently produce less than 6% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowater Inc., International Paper Company, GP Cellulose, LLC, Rayonier and Weyerhaeuser.  (We believe the current global output of fluff pulp is in the range of 4.8 to 5.0 million tons annually).  We understand that future increases in output at GP Cellulose’s Brunswick mill and Domtar’s Plymouth mill could add 300,000 to 500,000 tons of fluff output in the next 2 years.

Demand for airlaid nonwovens grew significantly in the 1990’s.  Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied.  Buckeye is the leading supplier of airlaid nonwoven materials worldwide.  The markets in which we compete also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Ahlstrom, Fiberweb Plc, Concert Industries Ltd., Duni AB, Koch Industries, Inc., Kimberly-Clark Corporation and Polymer Group, Inc.

 While the North American industry is operating in an environment of excess supply, the European market has been more balanced.  Concert has announced a line at their Falkenhagen, Germany facility with an annual capacity in the range of 15,000 to 20,000 metric tons to be online in the fall of 2009.  We understand that Lycell is planning to install a new airlaid line in Finland with startup in early 2010.  We understand that Fiberweb permanently shut down an airlaid line in Italy in January 2009.  In other parts of the world, Fiberweb has started up a second machine in China, which we understand has approximately 10,000 metric tons of annual capacity, and we understand that Sambo started up a 10,000 metric tons per year line in South Korea last year.

Intellectual Property

At June 30, 2009 and 2008, we had intellectual property assets recorded totaling $14.8 million and $16.6 million, respectively.  These amounts include patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  The Stac-Pac® packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology we acquired to further differentiate us from our airlaid nonwovens competitors.  Stac-Pac® bales facilitate our customers’ high-speed production lines with a continuous flow of material.  Stac-Pac® units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers.  Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Inflation

We have experienced a significant increase in our raw material, energy, chemicals and transportation costs over the past fiscal year.  We have been able to offset this cost inflation with significant increases in the selling prices of our products for the total year compared to the prior year.  Oil, natural gas and chemical prices have moderated from recent peaks and we are experiencing lower cost trends.

Seasonality

Our business generally is not seasonal to a substantial extent, although we ship somewhat lower specialty fiber volume in the July – September quarter and somewhat lower nonwovens volume is shipped in the October – December quarter.

Employees

As of August 15, 2009, we employed approximately 1,450 employees, of whom approximately 1,045 are employed at our facilities in the United States. Approximately 53% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2010.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.  Negotiations are scheduled to begin in September 2009.  A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil.  A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, King and Lumberton, North Carolina are not unionized.

None of our facilities has had labor disputes or work stoppages in recent history.  The Foley and Memphis Plants have not experienced any work stoppages due to labor disputes in over 30 years and 50 years, respectively.  We consider our relationships with our employees and their representative organizations to be good.  An extended interruption of operations at any of our facilities, however, could have a material adverse effect on our business.

Environmental Regulations and Liabilities

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.  Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended.  These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (EPA).  In addition, the individual states and foreign countries in which we operate have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.  We closely monitor our environmental compliance with current environmental requirements and believe that we are in substantial compliance.

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2010.

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the EPA in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement established a schedule for the filing of necessary permit applications and approvals to implement the following activities, among others:  (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) install a pipeline to relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  Since finalization of the Fenholloway Agreement, we have completed the required process changes within the Foley Plant.  In making these in-plant process changes, we incurred significant capital expenditures.  Based on the anticipated National Pollutant Discharge Elimination System (“NPDES”) permit conditions, we have incurred and expect to incur significant additional capital expenditures once a final NPDES permit is issued.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 20, Contingencies, to the Consolidated Financial Statements.  These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

Other Information

Our website is www.bkitech.com.  We make available, free of charge, through our website under the heading “Investor Relations,” annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended.  The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

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

Safe Harbor Provisions

This document contains both historical and forward-looking statements.  All statements other than statements of historical fact are, or may be deemed to be, “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events.

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

The following important factors, among others, including those set forth below in Item 1A of this Annual Report on Form 10-K, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: dependence on a single customer; the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs; maintaining satisfactory labor relations; an inability to predict the scope of future environmental compliance costs or liabilities; pricing fluctuations and worldwide economic conditions; competition; and fluctuations in the costs and availability of raw materials.

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

Risks related to our industry

We are subject to the cyclical changes caused by general global and industry conditions.

The demand and pricing of our products, particularly fluff pulp, are influenced by the much larger market for papermaking pulps which is highly cyclical.  The markets for most cellulose and absorbent products are sensitive to both changes in general global economic conditions and to changes in industry capacity. Both of these factors are beyond our control.  The price of these products can fluctuate significantly when supply and demand become imbalanced for any reason.  Our financial performance can be heavily influenced by these pricing fluctuations and the general cyclicality of the industries in which we compete.  Furthermore, a general economic downturn in a particular country or on an international scale could reduce the overall sales within our industry, thereby likely reducing our sales.  We cannot assure you that current prices will be maintained, that any price increases will be achieved, or that industry capacity utilization will reach favorable levels.  The demand, cost and prices for our products may fluctuate substantially in the future and downturns in market conditions could have a material adverse effect on our business, results of operations and financial condition.

Competition and surplus capacity could adversely affect our operating results and financial condition.

The markets for our products are all competitive.  Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold.  Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.  New competitors and the expansion of existing competitors could create a surplus capacity of the goods that we sell, which might cause us to either lose sales or lower the prices of our goods.  Actions by our competitors and any surplus capacity could cause our sales and profits to decline, affecting our operating results and financial condition.

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely impact our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  At the beginning of fiscal year 2009, we had raw material availability issues at our Memphis and Americana specialty fibers plants.  Currently, our production is not constrained by raw material availability, but is constrained by reduced demand for our specialty cotton fiber products.  Energy and chemical costs which had increased substantially in recent years, resulting in increased production costs for our products, have recently moderated.  Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

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

If our significant customer changes its purchasing habits, our business could be adversely affected.

Procter & Gamble is our largest single customer.  We supply Procter & Gamble with fluff pulp and airlaid nonwovens, and sales to Procter & Gamble accounted for approximately 7% of our net sales in fiscal year 2009.  In the event that Procter & Gamble fails to continue to purchase these products from us in substantial volume, our results of operations and financial condition could be materially and adversely affected, particularly if we are unable to attract new customers.

Our indebtedness could adversely affect our financial health.

As of June 30, 2009, our total debt was approximately $327 million and our total debt, as a percentage of total capitalization, was 51%.  Our level of debt could have a significant adverse future effect on our business.  For example:

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

-           our senior secured credit facility covenants require us to meet certain financial objectives and impose other restrictions on business operations.  These covenants and those contained in the indenture governing our senior notes limit our ability to borrow additional funds or dispose of assets and limit our flexibility in planning for and reacting to changes in our business;

-           we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

-           our debt level and the various covenants contained in the indenture related to our senior notes and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to certain of our competitors; and

-           our borrowings under our senior secured credit facility are at floating rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

Our ability to pay principal of and interest on our senior notes, to service our other debt and to refinance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities, which could materially and adversely affect our business.  As of August 15, 2009, we employed approximately 1,450 employees, of whom approximately 1,045 are employed at our facilities in the United States.  Approximately 53% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2010.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.  Negotiations are scheduled to begin in September 2009.

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

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.  Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended.  These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (EPA).  In addition, the individual states and foreign countries in which we operate have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.  We closely monitor our environmental compliance with current environmental requirements and believe that we are in substantial compliance.

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2010.

Because approximately 66% of our sales are to customers outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in four countries and sell products in approximately 60 countries.  For the fiscal year ended June 30, 2009, sales of our products outside the United States represented approximately 66% of our sales.  The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales.  In addition, although approximately 84% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2009, the Memphis Plant operated at less than 50% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. As of June 30, 2009, the Foley Plant operated at 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2009, the Lumberton Plant operated at approximately 100% of its capacity.

Americana Plant.  The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site with a capacity of approximately 40,000 annual metric tons of cotton cellulose.  As of June 30, 2009, the Americana Plant operated at less than 50% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix.  Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2009, was approximately 70% of their capacity.

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

We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Gaston Plant, the Delta, Canada Plant, the Steinfurt, Germany Plant and the Americana, Brazil Plant.  We lease buildings that house the King, North Carolina Plant, the sales offices in Europe and China and distribution facilities in Savannah, Georgia.  All of the facilities located in the United States are pledged as collateral for certain debt agreements.

We believe that our specialty fibers and nonwoven materials manufacturing facilities and administrative buildings are adequate to meet current operating demands.

Item 3. Legal Proceedings

On January 3, 2008, K.T. Equipment (International) (K.T.), Inc. filed a claim in the United States District Court, Western District of Tennessee, against us, in which K.T. alleged that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5 million plus accrued interest.  Payment of the contingent note was dependent on the satisfaction of certain specified conditions relating to the rights obtained by us with regard to the intellectual property assets.  When these conditions were not met pursuant to the terms of the Stac-Pac® acquisition agreement, we canceled the contingent note in the year ended June 30, 2007.  On August 21, 2009, we entered into a settlement agreement with K.T. for an immaterial amount.

In addition to the matter set forth above, we are involved from time to time in routine legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the resolution of routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our business, financial condition or results from operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 4,300 shareholders on August 12, 2009, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2009		2008
	High	Low	High	Low
First quarter (ended September 30)	$10.51	$7.29	$17.81	$10.43
Second quarter (ended December 31)	8.71	3.14	18.77	11.46
Third quarter (ended March 31)	4.74	1.65	13.54	9.90
Fourth quarter (ended June 30)	5.66	2.15	12.19	8.45

We did not make any dividend payments during the fiscal years ended June 30, 2009 or 2008 and have no plans to pay dividends in the foreseeable future.  We repurchased 0.1 million shares of our common stock during the fiscal year ended June 30, 2009 and repurchased 0.3 million shares during the fiscal year ended June 30, 2008.  Due to a debt agreement we are limited in our ability to make dividend distributions and share repurchases in the future.  The amount available will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

Issuer Purchases of Equity Securities

During fiscal years 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  During fiscal years 2009 and 2008, we repurchased 0.1 million and 0.3 million shares of our common stock, respectively, at a total cost of $0.5 million and $2.7 million, respectively.  At June 30, 2009, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the period ending June 30, 2009.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				5,635,900
April 1 – April 30, 2009	-	$-	-	5,635,900
May 1 – May 31, 2009	-	-	-	5,635,900
June 1 – June 30, 2009	-	-	-	5,635,900
Total	-	$-	-	5,635,900

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the New York Stock Exchange (NYSE) Paper & Allied Products peer group for the five fiscal years ended June 30, 2009.  The graph and table assume that $100 was invested on June 30, 2004 in each of our common stock, the Standard & Poor’s index and the NYSE Paper & Allied Products peer group and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., The S&P 500 Index
And NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/04
6/05
6/06
6/07
6/08
6/09
Buckeye Technologies Inc.
S&P 500
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2004	2005	2006	2007	2008	2009

Buckeye Technologies Inc.	100.00	69.30	66.43	134.52	73.57	39.04
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)	100.00	92.86	102.17	121.76	100.58	87.91

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2009(a)	2008(b)	2007(c)	2006 (d)	2005 (e)
Operating Data:

Net sales	$754,529	$825,517	$769,321	$728,485	$712,782

Operating income (loss)	(22,639)	100,333	81,211	44,420	57,601

Net income (loss)	(65,388)	47,102	30,118	1,980	20,204

Basic earnings (loss) per share	$(1.69)	$1.21	$0.80	$0.05	$0.54
Diluted earnings (loss) per share	$(1.69)	$1.20	$0.79	$0.05	$0.54

Balance sheet data:
Total assets	$792,384	$1,009,225	$951,822	$948,213	$949,737
Total long-term debt and capital leases (including current portion)	$327,465	$394,268	$445,893	$522,090	$538,982

Ratio of earnings to fixed charges (f)	(52,264)	2.9x	$2.1x	(497)	$1.4x

(a)
Includes a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment.  Includes a pretax benefit of $54,232 ($39,644 after tax) for alternative fuel mixture credits.  Includes a pretax benefit of $401 ($261 after tax) for early extinguishment of debt.

(b)	Includes a pretax charge of $623 ($392 after tax) for early extinguishment of debt.

(c)   Includes a pretax benefit of $2,000 ($1,274 after tax) from a water conservation partnership payment.  Includes $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note.  Includes a pretax charge of $1,249 ($812 after tax) for restructuring costs and $832 ($521 after tax) for early extinguishment of debt.

(d) Includes a pretax charge of $5,616 ($3,497 after tax) for restructuring and impairment costs.

(e)   Includes a pretax charge of $16,905 ($9,392 after tax) for restructuring and impairment costs.  Includes a pretax charge of $242 ($153 after tax) for loss on early extinguishment of debt. Includes a pretax gain of $7,203 ($4,682 after tax) for gain on sale of assets held for sale.  During fiscal 2005, the IRS completed an audit of our tax return for fiscal year 2002.  With the conclusion of this audit, we released the reserve on a tax deduction we claimed relating to our investment in our former facility in Cork, Ireland and recorded a non-cash tax benefit of $5,481 to our provision for income taxes.

(f) Earnings were inadequate to cover fixed charges during fiscal years 2009 and 2006. Amount reflects the deficit of earnings to fixed charges. See Exhibit 12.1 for computation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies.  This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K.  Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies.  Unless otherwise indicated, references to a year (e.g., “2009”) refers to our fiscal year ended June 30 of that year.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include living within our means by focusing on cash flow maximization to pay down debt, optimizing capacity utilization, restarting the Foley Energy Project and identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.

2009 was a challenge for Buckeye as the global economic recession impacted demand for many of our products.  Sales of $755 million were down $71 million or 9% versus 2008, with the Specialty Fibers segment down 7% and sales in the Nonwoven Materials segment down 9%.  Reduced shipment volume had a negative $101 million impact on sales compared to 2008, while higher selling prices added $44 million.  Unfavorable product mix and currency made up the balance.  Specialty fibers sales were negatively impacted by reduced demand for cotton specialty products, wood specialty fibers used in automotive and construction applications and fluff pulp.  We took significant downtime at our Memphis and Americana plants during 2009 to match production to shipment demand.  During 2009, we reduced staffing at our Memphis plant to adjust our capacity to match reduced demand levels for products supplied by this plant.  Shipment volume for our airlaid nonwovens products was down 7% versus 2008 primarily because the business lost in January 2008 has not yet been completely replaced.  Selling prices were up 13% on average year over year for our high-end specialty wood and cotton fibers products, but our fluff pulp prices were down by about 3% on average.  Our nonwoven materials prices were up approximately 2%.

Our operating loss for 2009 was $23 million and included two major items.  On December 31, 2008, based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we recorded a $138 million non-cash goodwill impairment charge.  During the April – June quarter, we recorded $54 million of income from alternative fuel mixture credits.  After accounting for these items, the remaining reduction in operating income from 2008 was $39 million which was due to the lower sales volume and associated market-related downtime, as increased selling prices were sufficient to offset increased input costs.

Strong cash flow generation, including $38 million from alternative fuel mixture credits, enabled us to reduce debt by $67.0 million during 2009.  Our interest and amortization of debt costs decreased $4.3 million as compared to 2008 as the result of lower debt and lower average interest rates.  On July 31, 2009 we redeemed the remaining $110 million of our 2010 senior subordinated notes using borrowings on our credit facility.  For 2010, based on the current variable interest rate environment, we expect the combination of lower variable interest rates on our revolving credit facility versus the 8% bonds and lower debt levels to reduce net interest expense and amortization of debt costs to less than $20 million.  We have also established a new debt target of $275 million by the end of 2010.

We are focused on reducing cost and maintaining a tight control on working capital.  We continue to have a temporary wage freeze for all salaried employees and temporary salary reductions for all officers of the company in the range of 3.5% to 10.0%.  We will evaluate the need for this cost reduction step each quarter but believe we will reverse the salary reductions and lift the wage freeze at the end of the calendar year as business results improve.  In May, we further reduced staffing at our Memphis Plant, aligning capacity utilization with current market conditions.  As of June 30, 2009, our year over year total headcount was down 5.0% to approximately 1450 total employees.  We anticipate and have announced a 1.0% reduction in total headcount in the current quarter.

Our Foley Energy Project, which was based on a design goal of an annual equivalent reduction of over 200,000 barrels of oil, meets the criteria for several Federal and State grant funds.  The alternative fuel mixture credits have helped us reduce our debt and improve our liquidity and with the help of a $7.4 million grant from the State of Florida we have resumed this project to avoid any further delays in achieving the benefits.  In addition to improving our cost structure and cash flow by making the Foley Plant nearly energy self-sufficient, the project also lays the groundwork for potential additional revenue streams from energy sales.  We have spent $18.2 million on this $45 million project through June 30, 2009.  We anticipate spending an additional $17.5 million in 2010.  We have been working to take advantage of the Foley Plant’s bio-energy capabilities and recently announced that we are working on an agreement with the University of Florida for establishing a demonstration bio-refinery at Foley.  The demonstration facility will explore processes to generate “green” bio-chemicals for a variety of end-market applications.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2009.

(millions)	Year Ended June 30			$ Change		Percent Change
	2009	2008	2007	2009/ 2008	2008/ 2007	2009/ 2008	2008/ 2007
Net sales	$754.5	$825.5	$769.3	$(71.0)	$56.2	(8.6)%	7.3%
Cost of goods sold	645.2	676.0	637.5	(30.8)	38.5	(4.6)	6.0
Gross margin	109.3	149.5	131.8	(40.2)	17.7	(26.9)	13.4
Selling, research and administrative expenses	46.3	47.3	47.0	(1.0)	0.3	(2.1)	0.6
Amortization of intangibles and other	1.9	1.8	2.3	0.1	(0.5)	5.6	(21.7)
Impairment and restructuring costs	138.0	0.1	1.3	137.9	(1.2)	n/a	(92.3)
Alternative fuel mixture credits	(54.2)	-	-	(54.2)	-	100.0	-
Operating income (loss)	$(22.6)	$100.3	$81.2	$(122.9)	$19.1	(122.5)%	23.5%

The global economic downturn had an unfavorable impact on the demand for many of our products.  Net sales decreased 8.6% for 2009 versus 2008, primarily due to lower shipment volume in both the specialty fibers and nonwoven materials segments.  Lower shipment volume accounted for approximately $101.1 million of the decline.  Higher selling prices for our products partially offset the lower volume, with selling prices being up approximately 6% on average compared to 2008 ($44.3 million).

Gross margin was lower for 2009 versus 2008 by $40.2 million.  Lower shipment volume and associated market-related production downtime resulted in lost margin on reduced shipments and higher costs due to lower capacity utilization rates.  Overall selling price increases have more than offset increases in raw material, chemical and energy prices over that same period.  We started to see reductions in raw materials, energy and transportation costs in the January – March quarter and reductions in chemical costs in the April – June quarter.

Net sales increased 7.3% for 2008, primarily due to selling prices which were higher by approximately 10% on average compared to 2007, accounting for $69.4 million in incremental sales.  Partially offsetting the impact of favorable price increases, 2008 sales volumes declined versus 2007, accounting for a reduction in sales of $27.4 million.  Nonwovens accounted for the largest part of this sales volume impact ($18.7 million) as a result of the loss of business with a large customer in January.  Lower sales volume at our two specialty cotton fiber mills due to raw material availability issues also negatively impacted sales by $7.1 million compared to the prior year.

Our gross margin improved by $17.7 million in 2008 versus 2007.  Our selling price increases of $69.4 million  more than offset the impact of higher costs for raw materials and the lower shipment and production volumes.  Raw material costs were higher year over year ($29.8 million) mainly for cotton linter fibers ($18.6 million) and in our nonwoven materials ($8.2 million) business.  Increased chemical costs ($5.2 million) overall were partially offset by lower usage at our specialty wood fibers facility.  Higher energy costs had a negative impact of $5.8 million and higher transportation costs reduced our gross margin by $4.8 million compared to the prior year.

Selling, research and administrative expenses decreased $1.0 million in 2009.  Selling, research and administrative expenses increased slightly in 2008.  As a percentage of net sales these costs increased to 6.1% in 2009 versus 5.7% in 2008 and 6.1% in 2007.

Based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.  During the three months ended March 31, 2009, we completed this analysis.  We concluded that there was no change to the impairment loss of $138 million we recognized at December 31, 2008.  Since this goodwill impairment charge is non-cash, it does not affect our liquidity or financial covenants.

The U.S. Internal Revenue Code permits a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualify for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.  We recorded $54.2 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to claims filed for the period from February 12, 2009 through June 30, 2009.  As of June 30, 2009 we had received $38.4 million in cash related to these claims.  We will be claiming an additional $13.8 million as income tax credits on our 2009 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.

Further discussion of revenue and operating trends can be found later in this MD&A. Additional information on the goodwill impairment may also be found in Note 3, Goodwill, to the Consolidated Financial Statements.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, the impact of goodwill impairment loss, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for 2007 for comparability.

            Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2009.

(millions)	Year Ended June 30			$ Change		Percent Change
	2009	2008	2007	2009/ 2008	2008/ 2007	2009/ 2008	2008/ 2007
Net sales	$551.6	$595.8	$543.8	$(44.2)	$52.0	(7.4)%	9.6%
Operating income	53.7	90.6	65.8	(36.9)	24.8	(40.7)	37.7

Specialty fibers net sales were down, primarily due to lower shipment volume for 2009 versus 2008 as the global economic downturn impacted demand for many of our products.  Shipment volume for the specialty fibers segment was down 11% compared to 2008, with specialty wood fibers shipments off 7% and specialty cotton fibers off 29%.  Specialty wood fibers sales were most negatively impacted by reduced demand for fluff pulp and specialty wood grades used in automotive and construction applications.  Partially offsetting the lower volume were higher prices of approximately 13% on our wood specialty products (excluding fluff) and 15% on our cotton specialty products.  Fluff pulp prices decreased approximately $23 per ton compared to 2008.

Operating income for 2009 versus 2008 was unfavorably affected by the lower sales volume and lower production volume.  Higher raw material costs ($14.9 million), primarily due to the increase in cotton fibers, higher chemical costs ($16.0 million), higher energy costs ($5.4 million) and higher transportation costs ($3.0 million) contributed to the lower operating income.  The higher specialty fibers prices, lower direct cost spending and favorable exchange rates in Brazil partially offset the unfavorable items.

Net sales increased 9.6% in 2008 versus 2007, primarily due to higher prices.  Selling prices were up approximately 8% on our wood specialty products and 15% on our cotton specialty fibers products.  In 2008, fluff pulp prices increased approximately $107 per ton compared to 2007.  Shipment volume was down approximately 2%, partially offsetting the favorable price increases.

Operating income improved as a percentage of sales from 12.1% in 2007 to 15.2% in 2008.  The favorable impact of higher selling prices ($66.9 million) was partially offset by higher raw material costs ($21.7 million), mainly due to the increase in cotton fibers for which costs were up 36% year over year.  In addition, higher chemical, energy and transportation costs reduced the favorable impact of the higher selling prices.

Our operating loss at Americana was reduced by approximately 50% in 2008 versus 2007.  Increased pricing (21%), higher production volume and reductions in fixed costs helped offset the higher cotton linter prices and the strengthening Brazilian currency (1.77 versus 2.11 BRL/USD).

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2009.

(millions)	Year Ended June 30			$ Change		Percent Change
	2009	2008	2007	2009/ 2008	2008/ 2007	2009/ 2008	2008/ 2007
Net sales	$239.7	$263.6	$258.8	$(23.9)	$4.8	(9.1)%	1.9%
Operating income	12.3	15.3	22.2	(3.0)	(6.9)	(19.6)	(31.1)

Nonwoven materials sales decreased in 2009 versus 2008, primarily due to lower shipment volume ($18.5 million) and a weakening of the euro versus the U.S. dollar ($8.2 million).  Higher pricing of $5.4 million partially offset the impact of lower volumes.  Shipment volumes for the nonwoven materials segment were down 7%.  Part of this reduction is because we have not yet completely replaced the business lost in January 2008 and part is due to the global recession.  Shipment volume for our airlaid nonwovens products used in wipes, however, our largest product category, was up year over year by about 1%.  Selling prices were up about 2% on the average compared to the prior year.

Operating income decreased $3.0 million for the year ended June 30, 2009 versus the year ended June 30, 2008.  The impact of lower sales volumes, unfavorable product mix and higher raw material prices were partially offset by higher selling prices, lower transportation costs, a weaker Canadian dollar and reduced selling, research, and administrative spending.

Nonwoven materials sales increased in 2008 versus 2007.  Strong sales volume in the first half of 2008 was offset by weak volume in the second half of the year due to the loss of business with a long-time customer.  Shipment volume year over year was down 8% from 2007 to 2008.  Improved pricing and improved product mix contributed $6.4 million and $4.8 million, respectively, to the sales increase.  The strengthening of the euro versus the U.S. dollar provided $12.2 million of the increased revenues.

Operating income decreased 31% in 2008 versus 2007.  The impact of higher sales prices was more than offset by lower volume, higher raw material costs for fluff pulp, bi-component fiber and latex binder, and higher energy and transportation costs.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for 2007 for comparability.

The following tables compare corporate net sales and operating loss for the three years ended June 30, 2009.

(millions)	Year Ended June 30			$ Change		Percent Change
	2009	2008	2007	2009/ 2008	2008/ 2007	2009/ 2008	2008/ 2007
Net sales	$(36.8)	$(33.8)	$(33.4)	$(3.0)	$0.4	(8.9)%	$1.2%
Operating loss	(88.6)	(5.6)	(6.8)	(83.0)	1.2	N/A	17.6

The operating loss for the three years ended June 30 consists of:

(millions)	2009	2008	2007
Unallocated at-risk compensation	$(1.7)	$(2.6)	$(2.2)
Unallocated stock-based compensation	(1.9)	(0.9)	(0.8)
Intellectual property amortization	(1.9)	(1.9)	(2.3)
Restructuring expenses	-	(0.1)	(1.2)
Goodwill impairment loss	(138.0)	-	-
Gross margin on intercompany sales	0.7	(0.1)	(0.3)
Alternative fuel mixture credits	54.2	-	-
	$(88.6)	$(5.6)	$(6.8)

Restructuring activities

2007 Restructuring program

In January 2007, we entered into a restructuring program that complements our operations’ consolidations and involves consolidation in our European sales offices, product and market development and corporate overhead operations.  The total cost of this program was approximately $1.4 million and was completed during the first quarter of the 2008.  As a result of this restructuring, 22 positions were eliminated.

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $4.3 million for 2009 versus 2008.  This improvement was the result of lower average debt levels and lower average interest rates during 2009.  In addition, approximately $0.8 million more interest was capitalized on long-term projects in 2009 versus 2008.

Interest expense and amortization of debt costs decreased $5.6 million for 2008 versus 2007.  This improvement was primarily the result of lower average debt levels during 2008 and lower average interest rates.  This favorable impact was partially offset by the decrease in interest expense in 2007 due to the reversal of $1.9 million of interest related to the cancellation of a contingent note owed to Stac-Pac Technologies Inc.

Gain (loss) on early extinguishment of debt costs

2009 – During 2009, we used borrowings on our revolving credit facility to purchase $5 million of the 2010 notes at a discount of 8.5%.  As a result of this extinguishment, we wrote off a portion of deferred financing costs.  The net of the discount and the deferred financing costs resulted in a gain of $0.4 million.

2008 – During 2008, we used cash from operations and borrowings on our revolving credit facility to redeem the remaining $60 million of our 2008 notes and to redeem $35 million of the 2010 notes.  As a result of these extinguishments, we wrote off a portion of deferred financing costs, resulting in non-cash expenses of $0.6 million during 2008.

2007 – During 2007 we used cash from operations to redeem $5 million of our senior subordinated notes due in 2008 and to make voluntary prepayments on our term loan of $60.8 million.  As a result of these partial extinguishments, we wrote off a portion of deferred financing costs, resulting in non-cash expense of $0.8 million during 2007.

See Note 9, Debt, in the Consolidated Financial Statements for further discussion of the debt issuance and related extinguishment.

Gain on sale of assets held for sale

In September 2006, the remaining assets located at our Glueckstadt facility were sold for $0.5 million.  Because we had previously written the value of these assets down to $0.2 million, we recorded a gain on sale of assets held for sale of $0.3 million during 2007.

Foreign exchange and other

Foreign exchange and other in 2009, 2008 and 2007 were $(0.4) million, $0.6 million and $1.9 million, respectively.  The loss in 2009 was primarily due to a settlement fee in relation to the Stac-Pac® litigation and a charge related to the termination of hedge accounting treatment on the interest rate swap.  The income in 2008 was primarily due to foreign currency gains as a result of the strengthening of the Brazilian real.  The income in 2007 was primarily due to $2.0 million from a water conservation partnership payment received pursuant to our reduction in the daily water permit limit at the Foley plant.

Income tax expense

Our effective tax rate for 2009 was approximately (26.5)% versus 30.0% in 2008 and 31.3% in 2007.

On December 31, 2008 we recorded a $138.0 million goodwill impairment charge and we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.

During 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for the 2009 tax year.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2009, we recorded a tax benefit of $4.8 million due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

During 2009, we increased our valuation allowance from $13.4 million to $14.4 million.  The valuation allowance relates to deferred tax assets for net operating losses of Americana, Brazil, net operating losses in Canada, and net operating losses in certain state tax jurisdictions.  We reduced the valuation allowance related to state tax net operating losses by $0.1 million to reflect changes to the estimate of expected utilization.

We increased the valuation allowance in Brazil by $1.1 million to eliminate the tax benefit of current year losses.  In addition to accounting for the current year losses, we reduced the valuation allowance in Brazil by $0.9 million to reflect favorable currency translation adjustments.  The net increase to the valuation allowance recorded in Brazil was $0.2 million.  During 2008, we decreased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $0.5 million due to tax planning associated with intercompany interest charges offsetting the operating losses.  During 2007, we increased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $2.5 million.  This was almost entirely offset by a reduction of valuation allowances in the amount of $2.5 million related to certain state net operating losses and tax credits due to tax planning efforts.

Due to the impairment of goodwill in 2009 and cumulative book losses net of intercompany charges in our Canadian operations over the past three years, we recorded a valuation allowance of $0.9 million related to net operating losses which we believe will expire unutilized.  We also increased the valuation allowance in Canada by $0.1 million to reflect unfavorable currency translation adjustments.  The total increase to the valuation allowance recorded in Canada was $0.9 million.  Effective December 2007, Canada enacted Canada Bill C-28 which reduced its Canadian corporate tax rates to 19.5% for 2008, 19% for 2009, 18% for 2010, 16.5% for 2011 and 15% for 2012 and later years.  This reduction in corporate rates resulted in a remeasurement of Canadian deferred tax balances with a net tax benefit of $0.2 million in 2008.  Furthermore, changes in estimates and tax planning resulted in a net tax benefit of $0.4 million in fiscal 2008 related to utilization of Canadian net operating loss carryforwards.

Effective July 2007, Germany reduced its tax rates resulting in a $2.2 million net tax benefit for 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $0.9 million to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1.8 million and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During 2009, as a result of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $0.2 million and our related interest and penalties by $0.1 million.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1.6 million and $0.1 million, respectively.

Financial Condition

Our financial condition continued to improve during 2009 with the $67 million debt reduction.  We are committed to reducing our debt, strengthening our operations and continuing to improve our profitability and cash flow.

Liquidity and capitalization

After the redemption of our 2010 senior subordinated notes, we have the following major sources of financing: a senior secured credit facility and senior notes. Our senior secured credit facility and senior notes contain various covenants.  We were in compliance with these covenants as of June 30, 2009, and believe we will continue to remain in compliance for the foreseeable future.  These sources of financing are described in detail in Note 9, Debt, to the Consolidated Financial Statements.

Our total debt and capital leases decreased $67.0 million to $327.5 million at June 30, 2009 from $394.5 million at June 30, 2008.  From June 30, 2007 to June 30, 2008, total debt decreased by $51.4 million.  Our total debt as a percentage of our total capitalization was 50.7% at June 30, 2009, as compared to 47.9% at June 30, 2008 and 56.2% at June 30, 2007.

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

Our credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During 2009 and at June 30, 2009, we were in compliance with the financial covenants under our credit facility.

 On June 30, 2009, we had $22.1 million of cash and cash equivalents and we had $178.1 million borrowing capacity on our credit facility.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1.3 million and are being amortized to interest expense using the effective interest method over the life of the facility.

On June 30, 2009 we amended the 2013 Notes to permit the redemption, repurchase or retirement of subordinated indebtedness, including our senior subordinated notes due 2010, up to sixteen months prior to maturity, which represents an increase of four months compared to the existing indenture.  We paid a consent fee of $0.7 million in the aggregate to all consenting holders.  On July 31, 2009 we redeemed the remaining $110 million of our 2010 Notes using borrowings on our revolving credit facility.

We recorded $54.2 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to claims filed for the period from February 12, 2009 through June 30, 2009.  As of June 30, 2009 we had received $38.4 million in cash related to these claims.  We will be claiming an additional $13.8 million as income tax credits on our fiscal 2009 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  In July 2009, we received $8.4 million in cash related to alternative fuel mixture credits.  Our current plan is to claim future alternative fuel mixture credits as income tax credits.  The alternative fuel mixture credits are subject to audit by the IRS.

The application of the alternative fuel mixture tax credit to the alternative fuel used in the pulp and paper industry is a complicated issue that continues to receive significant attention from the U.S. Congress. The credit is scheduled to expire on December 31, 2009. However, there has been significant discussion about early termination of the credit.  Although this does create some uncertainty related to the future of this credit, we believe that amounts reflected in income to date have met the income recognition criteria.

 While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Treasury stock

During 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  During  2009 and 2008, we repurchased 0.1 million and 0.3 million shares, respectively, of our common stock at a total cost of $0.5 million and $2.7 million, respectively.  At June 30, 2009, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Our 2013 notes limit the funds available to repurchase stock and currently we are prohibited from repurchasing stock.

Cash Flow

Cash and cash equivalents totaled $22.1 million at June 30, 2009, compared to $10.4 million at June 30, 2008 and $14.8 million at June 30, 2007.  The following table provides a summary of cash flows for the three years ended June 30, 2009.

(millions)	2009	2008	2007
Operating activities:
Net income (loss)	$(65.4)	$47.1	$30.1
Noncash charges and credits, net	189.8	67.5	62.5
Changes in operating assets and liabilities, net	(3.1)	(22.3)	18.8
Net cash provided by operating activities	121.3	92.3	111.4

Investing activities:
Purchases of property, plant and equipment	(42.4)	(49.2)	(45.2)
Proceeds from sales of assets	-	-	0.5
Other investing activities	(0.3)	(0.4)	(0.5)
Net cash used in investing activities	(42.7)	(49.6)	(45.2)

Financing activities:
Net borrowings (payments) under lines of credit	(61.1)	78.2	(3.0)
Payments on long-term debt and other	(5.4)	(129.0)	(67.8)
Other financing activities, net	(0.5)	1.8	9.9
Net cash used in financing activities	(67.0)	(49.0)	(60.9)

Effect of foreign currency rate fluctuations on cash	0.1	1.9	0.8

Net increase (decrease) in cash and cash equivalents	$11.7	$(4.4)	$6.1

Cash provided by operating activities

The $29.0 million increase in cash flows from operating activities in 2009 was primarily due to the $38.0 million in cash received from alternative fuel mixture credits during the year, which offset the negative impact of reduced sales revenue and gross margin.  Cash flow in 2009 also benefitted from lower inventory levels, partially offset by lower accounts payable and current liabilities.  The inventory decrease was primarily due to lower levels of raw cotton linters and lower prices on raw materials at all sites.  The decrease in accounts payable was also due to the lower inventory levels and lower prices for raw materials, chemicals and energy.  Finally, the lower level of net sales resulted in cash generated from reduced accounts receivable ($0.5 million) in 2009 compared to an increase in accounts receivable of $6.0 million in 2008 due to increased net sales in that year.

The $19.1 million decrease in cash flows from operating activities in 2008 was primarily due to higher inventory levels, partially offset by improved profits of $17.0 million.  The inventory increase was primarily due to increasing inventory levels of raw cotton linters from very low levels at the beginning of the year, and higher raw material costs across all of our businesses.

Net cash used in investing activities

Purchases of property, plant and equipment of $42.4 million in 2009 were down $6.8 million compared to the prior year.  This was also well below our budget of $64 million for the year as we slowed down capital spending in general and put our Foley Energy Project on hold during the third quarter, in response to the downturn in the economy, in order to conserve cash and focus on paying down debt.  We expect efficiency improvement and energy savings projects, maintenance capital, and environmental spending will result in total capital expenditures of approximately $50 million for 2010, of which $17 million will be for the Foley Energy Project.  Our Board of Directors has approved total capital expenditures of $45 million over a three year period for this project, which was based on a design goal of an equivalent reduction of over 200,000 barrels of oil annually.  We have spent $18.2 million of this amount through June 30, 2009.

We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Perry, Florida specialty fibers facility.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 20, Contingencies, to the Consolidated Financial Statements.

 Net cash used in financing activities

During 2009, we used cash from operations to reduce our debt and capital leases by $67.0 million.

During 2008, we used cash from operations and proceeds from stock option exercises to reduce our debt and capital leases by $51.4 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations after taking into consideration the redemption of the remaining 2010 notes on July 31, 2009 using borrowings on our revolving credit facility.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (5)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$411,377	$19,943	$38,748	$352,686	$-
Operating lease obligations (2)	4,491	1,912	2,546	33	-
Timber commitments (3)	15,450	11,001	4,449	-	-
Other purchase commitments (4)	34,217	19,261	10,993	3,963	-
Total contractual cash obligations	$465,535	$52,177	$56,736	$356,682	$-

(1) Amounts include related interest payments.  Interest payments for variable debt of $17 million are based on the effective rate as of June 30, 2009 of 2.4%.  Interest payments on the 2010 notes consist of interest from July 1, 2009 to July 30, 2009 at a fixed rate of 8% and interest for the period of July 31, 2009 to June 30, 2010 and thereafter at a variable rate of 1.8%.  See Note 9, Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) See Note 10, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 19, Commitments, to the Consolidated Financial Statements for further information.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(5) Less than one year references 2010; 1-3 years references 2011 and 2012; 3-5 years references 2013 and 2014.

Note:
Additionally, the cash flow to fund postretirement benefit obligations, for our U.S. plan has an expected net present value of $23.2 million.  The actuarially estimated annual benefit payments are as follows: 2010 - $1.8 million; 2011-2012 - $3.7 million; 2013 - 2014 - $3.8 million; and 2015 through 2019 - $10.2 million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 15, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact.

Critical Accounting Policies and Estimates

This discussion and analysis is based upon our consolidated financial statements.  Our critical and significant accounting policies are more fully described in Note 1, Accounting Policies, to the Consolidated Financial Statements.  Some of our accounting policies require us to make significant estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes.  Future events and their effects cannot be determined with certainty.  Therefore, the determination of estimates underlying our financial statements requires the exercise of management’s judgment.  Actual results could differ from those estimates, and any such differences may be material to our financial statements.  Our management exercises critical judgment in the application of our accounting policies in the following areas, which significantly affect our financial condition and results of operations.  Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

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

Bad debt expense for 2009, 2008 and 2007 was $0.5 million, $0.1 million and $0.3 million, respectively.

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

In 2009, we increased our valuation allowance against certain foreign net operating losses by approximately $2.0 million.  In 2008, we decreased our valuation allowance recorded against certain foreign net operating losses by approximately $0.5 million.  In 2007, we increased the valuation allowance recorded against certain foreign net operating losses by approximately $2.5 million and decreased the valuation allowances recorded against certain state net operating losses and tax credits by approximately $2.5 million.

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

Depreciation

We provide for depreciation on our production machinery and equipment at our cotton cellulose and airlaid nonwovens plants using the units-of-production depreciation method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation.  Under this method, we calculate depreciation based on the expected total productive hours of the assets subject to a minimum level of depreciation.  We review our estimate of total productive hours at least annually.  If the estimated productive hours of these assets change based on changes in utilization and useful life assumptions, we adjust depreciation expense per unit of production accordingly.  We use the straight-line method for determining depreciation on our other capital assets.

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

No circumstances existed in 2008 and 2007 to indicate the carrying value of any of our assets may not be recoverable.  We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets.  We have previously adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and, as a consequence, discontinued the amortization of goodwill.  We will continue to amortize other intangible assets that meet certain criteria over their useful lives.

In accordance with SFAS 142, we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

During our quarter ended December 31, 2008, based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, we recorded an impairment charge of $138 million which represented our best estimate of the resulting goodwill impairment.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values and therefore these assets were not impaired.  See Note 1, Accounting Policies and Note 3, Goodwill, to the Consolidated Financial Statements for further information on long-lived assets and impairment charges.

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

Interest Rates

The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt and capital leases at June 30, 2009 were $327.5 million and $311.4 million and at June 30, 2008 were $394.3 million and $395.6 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to a $2.8 million increase in the fair value of long-term debt as of June 30, 2009.

We had $127.0 million of variable rate long-term debt outstanding after taking into consideration the redemption of the remaining $110 million of 2010 notes using borrowings on our revolving credit facility on July 31, 2009.  At this borrowing level, assuming the variable rate debt was $127.0 million at June 30, 2009, a hypothetical 100 basis point increase in interest rates would have a $1.3 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  We and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We do not have any hedges in place to protect against fluctuations in the Canadian dollar.  We currently have a currency hedge agreement in place against the Brazilian real.  Our currency exposure to the Brazilian real is approximately a $1.3 million negative impact on profitability for every ten basis point strengthening of the real versus the U.S. dollar.  We are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $107.8 million and $234.7 million at June 30, 2009 and 2008, respectively.  The significant decline was due to the goodwill impairment loss recorded in 2009.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $9.8 million at June 30, 2009.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Availability and Cost of Raw Materials

Amounts paid by us for wood, cotton fiber and fluff pulp represent the largest component of our variable costs of production.  The availability and cost of these materials are subject to market fluctuations caused by factors beyond our control, including weather conditions.  Significant decreases in availability or increases in the cost of wood or cotton fiber, to the extent not reflected in prices for our products, could materially and adversely affect our business, results of operations and financial condition.  At the beginning of 2009, we had raw material availability issues in our specialty cotton fibers business in both North America and Brazil.  Currently, our production is not constrained by raw material availability, but is constrained by reduced demand for our specialty cotton fiber products.

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

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  As of June 30, 2009 we had contracts in place to purchase 359,220 million BTUs of natural gas at various fixed prices through May 2010.  At June 30, 2008 we had no commodity hedges in place.

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

Contingencies

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in or disagreements with Ernst & Young LLP, our independent registered public accounting firm.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2009.  Based on that evaluation, our principal executive and financial officers have concluded that, as of June 30, 2009, such disclosure controls and procedures were effective in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Buckeye management as appropriate to allow timely decisions regarding required disclosure.

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.  The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

30

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding members of the Board of Directors will be presented in the 2009 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on August 27, 2009 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	62	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	46	President, Chief Operating Officer and Director	July 2006
Charles S. Aiken	59	Sr. Vice President, Manufacturing and Sustainability	October 2003
Jeffery T. Cook	47	Sr. Vice President, Marketing	February 2006
Sheila Jordan Cunningham	57	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	53	Sr. Vice President and Chief Financial Officer	July 2007
Douglas L. Dowdell	51	Sr. Vice President, Specialty Fibers	February 2006
William M. Handel	63	Sr. Vice President, Lean Enterprise	February 2006
Paul N. Horne	54	Sr. Vice President, Product and Market Development	February 2006
Marko M. Rajamaa	47	Sr. Vice President, Nonwovens	October 2006

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

Charles S. Aiken
Senior Vice President, Manufacturing and Sustainability
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

Sheila Jordan Cunningham
Senior Vice President, General Counsel and Secretary
Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000.  She served as Vice President, General Counsel and Secretary from April 1998 to April 2000.  She served as Assistant General Counsel from March 1997 to April 1998 and as Secretary from July 1997 to April 1998.  Prior to joining the Company, she was a partner in the law firm of Baker, Donelson, Bearman & Caldwell.

Steven G. Dean
Senior Vice President and Chief Financial Officer
Mr. Dean has served as Senior Vice President and Chief Financial Officer since July 1, 2007.  He served as Vice President and Chief Financial Officer from July 2006 to July 2007.  He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006.  Previously, he served as Controller for Buckeye's Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye's Nonwovens Division from August 2001 to November 2004.  Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

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

Corporate Governance and Compliance with Section 16(a) of the Exchange Act

Information relating to corporate governance and compliance with Section 16(a) of the Exchange Act will be included in our 2009 Proxy Statement and is incorporated herein by reference.  As part of this Annual Report on Form 10-K, we are filing the applicable certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In addition, on November 21, 2008, we filed with the New York Stock Exchange the annual certification of our Chief Executive Officer stating that he is not aware of any violation by Buckeye Technologies Inc. of the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation

Information relating to this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in the 2009 Proxy Statement and is incorporated by reference herein.

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

	(3)	Listing of Exhibits. See exhibits listed under Item 15 (b).

Exhibit 15 (b).  Exhibits required by Item 601 of Regulation S-K

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for quarter ended December 31, 1997 file no. 001-14030, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.2 to Form 10-Q for quarter ended March 31, 2006 file no. 001-14030, filed on April 27,2006
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.2	Indenture for 8% Senior Subordinated Notes due 2010, dated June 11, 1998	Exhibit 4.3 to Form S-4 file no. 333-59267, filed on July 16, 1998
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Filed herewith
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to Form S-4 file no. 333-59267, filed on July 16, 1998
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to Form 10-K for year ended June 30, 1998 file no. 001-14030, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 file no. 001-14030, filed on February 6, 2001
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

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 27, 2009

By:	/s/ Kristopher J. Matula
Kristopher J. Matula, Director, President and Chief Operating Officer
Date:	August 27, 2009

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	August 27, 2009

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	August 27, 2009

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	August 27, 2009

By:	/s/ Steven G. Dean
Steven G. Dean, Senior Vice President and Chief Financial Officer
Date:	August 27, 2009

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer
Date:	August 27, 2009

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal controls over financial reporting.  Ernst & Young LLP has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of Buckeye Technologies Inc. and our report dated August 27, 2009 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 27, 2009

Consolidated Statements of Operations
(In thousands, except per share data)
	Year Ended June 30
	2009	2008	2007
Net sales	$754,529	$825,517	$769,321
Cost of goods sold	645,194	675,955	637,505
Gross margin	109,335	149,562	131,816
Selling, research and administrative expenses	46,318	47,277	47,021
Amortization of intangibles and other	1,880	1,856	2,335
Goodwill impairment loss	138,008	-	-
Restructuring costs	-	96	1,249
Alternative fuel mixture credits	(54,232)	-	-
Operating income (loss)	(22,639)	100,333	81,211
Other income (expense):
Interest income	240	571	355
Interest expense and amortization of debt costs	(29,294)	(33,557)	(39,153)
Gain (loss) on early extinguishment of debt	401	(623)	(832)
Gain on sale of assets held for sale	-	-	355
Foreign exchange and other	(418)	581	1,902

Income (loss) before income taxes	(51,710)	67,305	43,838

Income tax expense	13,678	20,203	13,720
Net income (loss)	$(65,388)	$47,102	$30,118

Earnings (loss) per share
Basic	$(1.69)	$1.21	$0.80
Diluted	$(1.69)	$1.20	$0.79

Weighted average shares for earnings per share
Basic	38,689	38,888	37,842
Effect of diluted shares	-	513	376
Diluted	38,689	39,401	38,218

See accompanying notes.

Consolidated Balance Sheets

(In thousands, except share data)
	June 30
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,061	$10,393
Accounts receivable - trade, net of allowance for doubtful accounts of $991 in 2009 and $1,457 in 2008	105,087	121,400
Accounts receivable – other	15,579	6,121
Inventories	87,637	110,254
Deferred income taxes	261	5,812
Prepaid expenses and other	6,246	5,718
Total current assets	236,871	259,698

Property, plant and equipment, net	526,589	555,708
Goodwill	2,425	163,622
Intellectual property and other, net	26,499	30,197
Total assets	$792,384	$1,009,225

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$30,882	$49,157
Accrued expenses	40,804	50,451
Current portion of capital lease obligation	-	358
Short-term debt	-	207
Total current liabilities	71,686	100,173

Long-term debt	327,465	393,910
Accrued postretirement benefits	23,235	23,868
Deferred income taxes	48,399	57,963
Other liabilities	3,568	3,754

Commitments and contingencies (Notes 10, 19, and 20)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 39,491,951 and 39,160,377 shares outstanding at June 30, 2009 and 2008, respectively	431	431
Additional paid-in capital	43,736	46,975
Accumulated other comprehensive income	33,701	81,056
Retained earnings	288,547	354,075
Treasury shares, 3,650,944 and 3,982,393 shares at June 30, 2009 and 2008, respectively	(48,384)	(52,980)
Total stockholders’ equity	318,031	429,557
Total liabilities and stockholders’ equity	$792,384	$1,009,225
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2006	$431	$49,274	$33,819	$277,733	$(71,540)	$289,717

Comprehensive income:
Net income	-	-	-	30,118	-	30,118
Other comprehensive income:
Foreign currency translation adjustment	-	-	18,707	-	-	18,707
Comprehensive income	48,825

Adjustment to apply SFAS 158, net of tax	-	-	(3,035)	-	-	(3,035)
Issuance of 944,348 shares of common stock	-	(3,032)	-	-	12,889	9,857
Stock-based compensation expense	-	785	-	-	-	785
Tax benefit from stock-based awards	-	1,005	-	-	-	1,005
Balance at June 30, 2007	$431	$48,032	$49,491	$307,851	$(58,651)	$347,154

Comprehensive income:
Net income	-	-	-	47,102	-	47,102
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	31,184	-	-	31,184
Net prior service credit and actuarial gain on post retirement obligations, net of tax of ($450)	767	767
Net unrealized loss from cash flow hedging instrument, net of tax of ($227)	(386)	(386)
Comprehensive income	78,667

Adjustment to apply FIN 48, net of tax	-	-	-	(878)	-	(878)
Issuance of 614,695 shares of common stock	-	(2,572)	-	-	8,391	5,819
Repurchase of 300,000 shares of common stock	-	-	-	-	(2,720)	(2,720)
Stock-based compensation expense	-	914	-	-	-	914
Tax benefit from stock-based awards	-	601	-	-	-	601
Balance at June 30, 2008	$431	$46,975	$81,056	$354,075	$(52,980)	$429,557

Comprehensive income:
Net loss	-	-	-	(65,388)	-	(65,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(48,072)	-	-	(48,072)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of ($282)	479	479
Net unrealized gain from cash flow hedging instrument, net of tax of ($140)	238	238	-
Comprehensive income (loss)	(47,355)

Adjustment to apply SFAS 158, net of tax	-	-	-	(140)	-	(140)
Issuance of 396,948 shares of common stock	-	(5,263)	-	-	5,263	-
Forfeiture of 12,699 shares of common stock	-	173	-	-	(173)	-
Repurchase of 54,800 shares of common stock	-	-	-	-	(494)	(494)
Stock-based compensation expense	-	1,845	-	-	-	1,845
Tax benefit from stock-based awards	-	6	-	-	-	6
Balance at June 30, 2009	$431	$43,736	$33,701	$288,547	$(48,384)	$318,031

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2009	2008	2007
Operating activities
Net income (loss)	$(65,388)	$47,102	$30,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,047	50,873	49,212
Amortization	2,541	2,155	3,258
(Gain) loss on early extinguishment of debt	(401)	623	832
Goodwill impairment loss	138,008	-	-
Deferred income taxes	(1,006)	12,850	7,205
Gain on sale of assets held for sale	-	-	(355)
Provision for bad debts	477	116	277
Excess tax benefit from stock based compensation	-	(44)	(24)
Stock-based compensation expense	1,845	914	785
Other	436	27	1,376
Changes in operating assets and liabilities:
Accounts receivable	498	(5,975)	(1,931)
Inventories	19,453	(20,185)	13,159
Other assets	(1,318)	(1,205)	(1,041)
Accounts payable and other current liabilities	(21,925)	5,055	8,490
Net cash provided by operating activities	121,267	92,306	111,361

Investing activities
Purchases of property, plant and equipment	(42,423)	(49,197)	(45,200)
Proceeds from sales of assets	-	17	521
Other	(340)	(451)	(539)
Net cash used in investing activities	(42,763)	(49,631)	(45,218)

Financing activities
Net borrowings (payments) under revolving line of credit	(61,130)	78,235	(3,000)
Payments on long-term debt and other	(5,358)	(129,019)	(67,752)
Payments for debt issuance costs	-	(1,321)	-
Purchase of treasury shares	(494)	(2,720)	-
Net proceeds from sale of equity interests	-	5,819	9,857
Excess tax benefit from stock based compensation	-	44	24
Net cash used in financing activities	(66,982)	(48,962)	(60,871)
Effect of foreign currency rate fluctuations on cash	146	1,890	784
Increase (decrease) in cash and cash equivalents	11,668	(4,397)	6,056
Cash and cash equivalents at beginning of year	10,393	14,790	8,734
Cash and cash equivalents at end of year	$22,061	$10,393	$14,790

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

Fiscal Year

Except as otherwise specified, references to years indicate our fiscal year ended June 30, 2009 or ended June 30 of the year referenced.

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

Inventories

Inventories are valued at the lower of cost or market.  The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (FIFO) basis.  Other manufactured products and raw materials are generally valued on an average cost basis.  Manufactured inventory costs include material, labor and manufacturing overhead.  Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products.  Fluff pulp is the principal raw material used in our nonwoven materials products.  We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.  The reserve for the lower of cost or market valuation was $1,278 on June 30, 2009 and $680 on June 30, 2008.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions.  Interest capitalized for the years ended June 30, 2009, 2008 and 2007 was $1,423, $631 and $269, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation.  The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

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

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows are consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  During the year ended June 30, 2009, we recorded an impairment charge of $138,008.  See Note 3, Goodwill, for further discussion of goodwill and the goodwill impairment charge.  No impairment of goodwill was recorded during the years ending June 30, 2008 and 2007.  The change in goodwill during years ended June 30, 2008 and 2007 resulted from changes in foreign currency exchange rates.  Prior to adoption of SFAS No. 142, we amortized goodwill.  Accumulated amortization totaled $13,077 and $33,742 at June 30, 2009 and 2008, respectively.

Intellectual Property and Other

At June 30, 2009 and 2008, we had intellectual property totaling $14,845 and $16,613, respectively, which includes patents (including application and defense costs), licenses, trademarks, and tradenames, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  During fiscal year 2007, we reduced the amount recorded for Stac-Pac® patents by $5,000 when we cancelled a contingent note to Stac-Pac® Technologies Inc. that was issued in conjunction with the acquisition in 2000.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $18,778 and $16,968 at June 30, 2009 and 2008, respectively.  Intellectual property amortization expense of $1,880, $1,856 and $2,335 was recorded during the years June 30, 2009, 2008 and 2007, respectively.  Estimated amortization expense for the five succeeding fiscal years follows: $1,870 in 2010, $1,875 in 2011, $1,880 in 2012, $1,880 in 2013 and $1,880 in 2014.

Deferred debt costs of $4,706 and $5,121 at June 30, 2009 and 2008, respectively, are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $5,454 and $4,510 at June 30, 2009 and 2008, respectively.  We recorded amortization of deferred debt costs of $1,047, $1,088 and $1,300 during the years ending June 30, 2009, 2008 and 2007, respectively.

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

Risk Management

We are exposed to certain market risks as a part of our ongoing business operations and use derivative financial instruments, where appropriate, to manage these risks.  Derivatives are financial instruments whose value is derived from one or more underlying financial instruments. Examples of underlying instruments are currencies, commodities and interest rates.  We record the fair value of all outstanding derivatives in other assets or other liabilities.  Gains and losses related to non-designated instruments or the ineffective portion of any hedge are recorded in various costs and expenses.  Derivatives are recorded in the consolidated balance sheet at fair value.

Labor Agreements

As of June 30, 2009, we employed approximately 1,450 employees.  Approximately 45% of the global workforce is covered under collective bargaining agreements.  These employees are represented by unions at three plants, two in the U.S. at Perry, Florida (the Foley Plant) and Memphis, Tennessee and one in Canada at Delta, British Columbia.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2010.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.  Negotiations are scheduled to begin in September 2009.

Environmental Costs

Based on Emerging Issues Task Force Issue 90-8, Capitalization of Costs to Treat Environmental Contamination (“EITF Issue 90-8”), we capitalize environmental contamination treatment costs if (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property and the condition of that property after the costs are incurred is improved as compared to its condition when originally constructed or acquired, if later, (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared to its condition when originally constructed or acquired, if later, or (3) the costs are incurred in preparing a property for sale.  A liability is recorded for such capital expenditures when incurred.

Liabilities for environmental expenses are recorded when probable and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

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

Foreign Currency Translation

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year end. Income and expense activity for the period is translated at the average exchange rate during the period.  Translation adjustments are included as a separate component of stockholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)” in the results of operations.  Transaction gains of $192, $396 and $18 were recorded during the years ended June 30, 2009, 2008 and 2007, respectively.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair values, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  See Note 11, Fair Value Measurements, for our disclosures about fair value measurements.

In accordance with the provisions of FASB Staff Position FAS 157-2, “Effective Date of FASB 157”, we have partially applied the provisions of SFAS No. 157 only to our financial assets and liabilities which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, currency and commodity risks.  Also in accordance with the provisions of FAS 157-2, we have not applied the provisions of SFAS No. 157 to our non-financial assets and liabilities recorded at fair value on a non-recurring basis.  We will apply the provisions of SFAS No. 157 to our non-financial assets and liabilities recorded at fair value on a non-recurring basis beginning in fiscal year 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations.”  The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction.  The changes to be effected with SFAS No. 141 (R) from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of SFAS 161 effective January 1, 2009.  See Note 12, Financial Derivative Instruments, for our disclosures about derivative instruments and hedging activities.

In April 2009, the FASB issued Financial Staff Position FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  These statements amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first interim period in fiscal 2010.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions occurring after the balance sheet date.  This statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for our year ended June 30, 2009.  See Note 22, Subsequent Events, for our disclosures about subsequent events.

In June 2009, the FASB issued statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (SFAS 168).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 and provide the additional disclosure requirements for the first interim period in fiscal 2010.

NOTE 3:  GOODWILL

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows are consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

During our quarter ended December 31, 2008, based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, during the three months ended December 31, 2008, we recorded an impairment charge of $138,008 which represented our best estimate of the resulting goodwill impairment.  We completed our interim goodwill impairment testing during the three months ended March 31, 2009.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  Upon completion of this step, our original estimate did not change and therefore no change was required in the three months ended March 31, 2009 to the $138,008 non-cash goodwill impairment charge estimated and recorded in the second quarter of fiscal 2009.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  We determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values and therefore these assets were not impaired.

The changes in the carrying amount of goodwill for the year ended June 30, 2009 were as follows:

	Balance as of June 30, 2008	Change due to fluctuation in foreign currency exchange rate	Impairment	Balance as of June 30, 2009
Specialty Wood Fibers Reporting Unit	$3,932	$-	$(3,932)	$-
Specialty Cotton Fibers Reporting Unit	45,827	(7,007)	(38,820)	-
Specialty Fibers Segment	49,759	(7,007)	(42,752)	-

Airlaid Nonwovens Reporting Unit	111,438	(16,182)	(95,256)	-
Converting Reporting Unit	2,425	-	-	2,425
Nonwoven Materials Segment	113,863	(16,182)	(95,256)	2,425
Total	$163,622	$(23,189)	$(138,008)	$2,425

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

NOTE 5: ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code of 1986, as amended (“the Code”) permits a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualify for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.

We submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that our registration had been accepted on March 19, 2009.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $54,232 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to claims filed for the period from February 12, 2009 through June 30, 2009.  As of June 30, 2009 we had received $38,422 in cash related to these claims.  We will be claiming an additional $13,848 as income tax credits on our fiscal 2009 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.

The application of the alternative fuel mixture tax credit to the alternative fuel used in the pulp and paper industry is a complicated issue that continues to receive significant attention from the U.S. Congress. The credit is scheduled to expire on December 31, 2009. However, there has been significant discussion about early termination of the credit.  Although this does create some uncertainty related to the future of this credit, we believe that amounts reflected in income to date have met the income recognition criteria.

NOTE 6: INVENTORIES

Components of inventories
	June 30
	2009	2008

Raw materials	$20,004	$40,758
Finished goods	42,599	45,184
Storeroom and other supplies	25,034	24,312
	$87,637	$110,254

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2009	2008

Land and land improvements	$16,832	$17,746
Buildings	141,085	142,949
Machinery and equipment	892,518	885,646
Construction in progress	40,878	47,418
	1,091,313	1,093,759
Accumulated depreciation	(564,724)	(538,051)
	$526,589	$555,708

NOTE 8: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2009	2008

Income taxes	$2,973	$5,088
Interest	6,159	6,695
Retirement plans	6,807	6,640
Salaries and incentive pay	6,501	11,350
Customer incentive programs	2,619	4,412
Vacation pay	4,734	4,597
Other	11,011	11,669
	$40,804	$50,451

NOTE 9: DEBT

Components of long-term debt
	June 30
	2009	2008
Senior Notes due:
2013	$200,000	$200,000
Senior Subordinated Notes due:
2010	110,444	115,830
Credit Facility	17,021	78,080
	$327,465	$393,910

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

On June 30, 2009 we amended the 2013 Notes to permit the redemption, repurchase or retirement of subordinated indebtedness, including our senior subordinated notes due 2010, up to sixteen months prior to maturity, which represents an increase of four months compared to the current indenture.  We paid a consent fee of $650 in the aggregate to all consenting holders.  We recorded this consent fee as a deferred financing cost and will amortize it over the remaining term of the 2013 Notes using the effective interest rate method.

Senior Subordinated Notes

During July 1996, we completed a public offering of $100,000 principal amount of 9.25% unsecured Senior Subordinated Notes due September 15, 2008 (the “2008 Notes”).  During fiscal years 2008, and 2007 we redeemed $60,000 and $5,000, respectively, of the 2008 notes.  As a result of the fiscal year 2008 redemption, we wrote off the remaining balance of the deferred financing costs and unamortized discount related to 2008 notes.  During fiscal years 2008 and 2007, we recorded non-cash expenses of $205 and $26, respectively, related to the early extinguishment of this debt.

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

During fiscal year 2009, we used borrowings on our revolving credit facility to purchase $5,000 of the 2010 notes at a discount of 8.5%.  During fiscal year 2008, we redeemed $35,000 of the 2010 notes.  As a result of these extinguishments, we wrote off a portion of the deferred financing costs and unamortized discount related to the 2010 notes.  During fiscal year 2009, we recorded a gain on early extinguishment of debt of $401.  During fiscal year 2008, we recorded non-cash expense of $240 related to the early extinguishment of debt.

On July 31, 2009 we redeemed the remaining $110,000 of 2010 notes using borrowings on our revolving credit facility.

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

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During fiscal years 2009 and 2008 and at June 30, 2009, we were in compliance with the financial covenants under our credit facility.

On June 30, 2009, we had $22,061 of cash and cash equivalents and we had $178,061 borrowing capacity on our credit facility.  Our credit facility allows for a sublimit on letters of credit of $50,000.  As of June 30, 2009, $45,082 of the limit was unused.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During fiscal years 2008 and 2007, $178 and $806, respectively, was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

Aggregate maturities of long-term debt, after consideration of the early retirement of the 2010 notes with borrowings on our credit facility, for the next five fiscal years and beyond are as follows: 2013-$127,021, 2014-$200,000 and thereafter $0.  Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios, and limitations on restricted payments and levels of indebtedness.  At June 30, 2009, the funds available for the payment of dividends and/or the acquisition of treasury stock was limited by our 2013 notes.

Other

During fiscal year 2007, we reduced the amount recorded for Stac-Pac® patents by $5,000 when we cancelled a contingent note to Stac-Pac Technologies Inc. that was issued in conjunction with the acquisition in 2000.  As a result of this cancellation, we reversed $1,867 of accrued interest related to this note.

Total cash interest payments for the years ended June 30, 2009, 2008 and 2007 was $29,462, $35,615 and $41,043, respectively.

NOTE 10: LEASES

Capital Leases

We entered into capital lease agreements for certain airlaid nonwovens plant equipment.  The final capital lease payments were made on November 1, 2008.  At June 30, 2009 there are no future capital lease payments.

Operating Leases

We lease office and warehouse facilities and equipment under various operating leases.  Operating lease expense was $2,771, $2,401 and $2,684 during the years ended June 30, 2009, 2008 and 2007, respectively.  The aggregate commitments under the operating leases at June 30, 2009 were as follows: 2010—$1,912; 2011—$1,615; 2012—$931; 2013—$33; 2014—$0 and thereafter—$0.

NOTE 11:  FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements at June 30, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Foreign currency swap	$320	$-	$320	$-
Total	$320	$-	$320	$-

Liabilities:
Natural gas hedge	$234	$-	$234	$-
Interest rate swap	320	-	320	-
Total	$554	$-	$554	$-

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt and capital leases at June 30, 2009, were $327,465 and $311,362, respectively, and at June 30, 2008 were $394,268 and $395,557, respectively.

NOTE 12:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

We periodically use hedging to address the risk associated with non-functional currency (primarily real and euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow hedges and we account for these hedge instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates in our consolidated statement of operations.  Gains or losses on foreign currency contracts that do not qualify for the hedge accounting treatment discussed above are recorded in the statement of operations immediately.  As of June 30, 2009 we had a foreign currency contract that did not qualify for hedge accounting treatment with a value of $320 recorded in prepaid expenses and other on the balance sheet.  As of June 30, 2008, we did not have any foreign currency hedges in place.

Interest Rate Swaps

In May 2001, we entered into an interest rate swap on $100,000 of 8% fixed rate notes maturing in October 2010.  The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%.  This arrangement qualified as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the net effect from the interest rate swap was recorded as part of interest expense.  On October 15, 2003, the swap counter party exercised its right to change the termination date of the swap from October 15, 2010 to October 15, 2003.  By exercising this right, the swap counter party paid us $4,000 as an early termination fee, which is being amortized as a reduction to interest expense through October 15, 2010.  During fiscal years 2009 and 2008, we accelerated a portion of the amortization of the termination fee that coincided with the redemption of the 2010 notes.  At June 30, 2009 and 2008, the unamortized portion of the termination fee was recorded as an increase in debt of $541 and $1,004, respectively.  During the years ended June 30, 2009, 2008 and 2007, the swap reduced our interest expense by $463, $877 and $571, respectively.  On July 31, 2009, the remaining $506 was recorded as a gain on early extinguishment of debt when we redeemed the remaining $110,000 of the 2010 notes.

In order to manage our interest rate risk exposure, on September 17, 2007 we entered into an interest rate swap agreement for $30,000 of debt under our $200,000 revolving credit facility maturing on September 17, 2009.  The swap involves the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualified as a cash flow hedge under SFAS 133.  Therefore, the net effect from the interest rate swap was recorded as  interest expense.  During the fiscal years ended June 30, 2009 and 2008, the swap increased our interest expense by $818 and $91, respectively.  On June 30, 2008 the swap was marked-to-market and was recorded in other liabilities on the balance sheet at $613.  On June 17, 2009 we retired the $30,000 of variable rate debt that had been hedged.  As a result of the extinguishment of the underlying debt, hedge accounting on the interest rate swap was no longer appropriate.  As a result of the termination of hedge accounting, we recorded other expense of $320.

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges under SFAS 133.  As of June 30, 2009 we had contracts in place to purchase 359,220 million BTUs of natural gas at various fixed prices through May 2010.  At June 30, 2008 we had no commodity hedges in place.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $234 in net losses incurred in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the consolidated statement of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value at 6/30/09	Fair Value at 6/30/08	Fair Value at 6/30/09	Fair Value at 6/30/08
Natural gas hedge	Accrued expenses	$-	$-	$234	$-
Interest rate swap	Accrued expenses	-	-	320	-
Interest rate swap	Other non-current liabilities	-	-	-	613
Total derivatives designated as hedging instruments under SFAS 133		$-	$-	$554	$613

The following tables present the impact of derivative instruments, net of tax, and their location within the consolidated statement of operations:

Derivatives in SFAS 133 Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Six months ended June 30,		Six months ended June30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008
Natural gas hedge	$(468)	$88	$467	$(74)	$-	$-
Interest rate swap	(976)	(251)	485	138	-	-
Total	$(1,444)	$(163)	$952	$64	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to interest rate swaps are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Six months ended June 30,
	Classification of (gains) or losses	2009	2008
Foreign currency swap	Foreign exchange and other	$(320)	$-

NOTE 13: STOCKHOLDERS’ EQUITY

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

Grants under the 2007 Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant.  During fiscal years 2009 and 2008, 360,236 and 320,951 options and 378,861 and 200,637 shares of restricted stock were granted under the 2007 Plan, respectively.  At June 30, 2009, 1,809,628 shares were available to grant under this plan.  Since our previous stock option plans expired during fiscal 2006, there were no options granted in fiscal 2007.

In August 1997, the Board of Directors authorized a restricted stock plan (the “Restricted Stock Plan”) and set aside 800,000 treasury shares to fund this plan.  At June 30, 2009, 362,358 restricted shares had been awarded since inception of this plan.   Under this plan, the vesting period is from the date of grant to the date of the recipient’s death or the recipient’s retirement from Buckeye.  Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.  Restricted stock under the Restricted Stock Plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.

Restricted stock may be voted by the recipient; however, the restricted stock may not be sold, pledged, or otherwise transferred before it is vested.

We use the Black-Scholes option-pricing model to calculate the fair value of options for determining our option related compensation expense which is recognized on a straight-line basis over the required service period of the award in the “selling, research and administrative expenses” caption of the consolidated statements of operations.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  Due to the expiration of the plans, no options were granted in fiscal year 2007.  The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2009 and 2008 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2009	2008
Expected lives	6.0 years	6.0 years
Expected volatility	70%	60%
Risk-free interest rate	2.3%	3.3%

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

Risk-Free Interest Rate -   This is the U.S. Treasury rate for the day of the grant having a term approximating the expected life of the option.  An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield -   We did not make any dividend payments during the last five fiscal years and we have no plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Restricted stock and options under the 2007 Plan are recognized as compensation expense on a straight-line basis over the three year vesting period.  Under the 2007 Plan, and based on historical experience, a forfeiture rate of 10% is applied to employees who are not officers of Buckeye.  No forfeiture rate is applied to grants to our officers.  The forfeiture rate decreases the compensation expense.  The weighted-average fair value of restricted stock awards is the closing price of the common stock on the New York Stock Exchange on the date of the grant.

Stock-based compensation expense was $1,845 ($1,162 after tax and $0.03 per share), $914 ($575 after tax and $0.01 per share) and $785 ($539 after tax and $0.01 per share) for 2009, 2008 and 2007, respectively.  Stock-based compensation is recorded in selling, research and administrative expenses on the consolidated statements of operations.

The following table summarizes information about our stock option plans for the years ended June 30:

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,954,151	$11.51	3,005,850	$14.06	4,240,400	$13.34
Granted at market	360,236	4.04	320,951	9.03	-	-
Exercised	-	-	(415,650)	13.76	(938,950)	10.61
Forfeited	(4,637)	8.06	(3,200)	7.62	(29,600)	7.62
Expired	(138,200)	13.70	(953,800)	17.75	(266,000)	15.50
Outstanding at end of year	2,171,550	$10.14	1,954,151	$11.51	3,005,850	$14.06
Exercisable at end of year	1,513,523	$11.88	1,491,600	$12.41	2,807,050	$14.52

No options were exercised during fiscal year 2009.  The total intrinsic value of options exercised during fiscal years 2008 and 2007 was $1,423 and $3,203, respectively.  The fair value of options vested during fiscal years 2009, 2008 and 2007 was $817, $258 and $1,205, respectively.  The fair value of options nonvested at June 30, 2009, 2008 and 2007 was $2,416, $2,333 and $902, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $2.56 per option in 2009 and $5.26 per option in 2008.  No options were granted during fiscal year 2007.  As of June 30, 2009, the total future compensation cost related to non-vested stock option grants was $2,078 and will be recognized over a weighted average period of 2.17 years.  The aggregate intrinsic value of options outstanding and of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2009 was $162 and $0, respectively.

The following summary provides information about stock options outstanding and exercisable at June 30, 2009:

	Outstanding			Exercisable
Exercise Price	Options	Average Exercise Price	Average Remaining Life (Years)	Options	Average Exercise Price
$4.00 - $12.00	1,754,550	$8.56	6.02	1,096,523	$10.03
$12.01 - $18.00	377,000	15.99	0.39	377,000	15.99
$24.00	40,000	24.00	1.16	40,000	24.00
	2,171,550	$10.14	4.95	1,513,523	$11.88

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 2,171,550, 1,827,571 and 1,649,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Restricted Stock

The following table summarizes information about our restricted stock for the years ended June 30:

	2009		2008		2007
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	461,837	$8.40	262,792	$7.73	291,610	$8.23
Granted at market	398,887	4.18	205,045	9.23	5,398	11.95
Vested	(67,307)	(9.51)	-	-	(34,216)	(12.61)
Forfeited	(2,000)	(9.03)	(6,000)	7.27	-	-
Nonvested at end of year	791,417	$6.18	461,837	$8.40	262,792	$7.73

As of June 30, 2009, the total future compensation cost related to non-vested restricted stock awards was $3,319 and will be recognized over a weighted average period of 4.44 years.  The fair value of restricted stock vested during fiscal years 2009, 2008 and 2007 was $640, $0 and $431, respectively.

Treasury Shares

 On August 8, 2008 the Board of Directors authorized the repurchase of 5,000,000 shares of common stock in addition to the 6,000,000 shares of common stock previously authorized.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During fiscal year 2009 and 2008, we repurchased 54,800 and 300,000 shares of our common stock at a total cost of $494 and $2,720, respectively.  At June 30, 2009, a total of 5,364,100 shares have been repurchased.  Our 2013 notes limit the funds available to repurchase stock and currently we are restricted from this activity.

Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income were as follows:

	Balance as of June 30, 2009	Balance as of June 30, 2008
Foreign currency translation	$35,637	$83,710
Net prior service credit and actuarial losses on post retirement obligations	(1,789)	(2,268)
Net unrealized gain (loss) from cash flow hedging instruments	(147)	(386)
	$33,701	$81,056

NOTE 14: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2009	2008	2007

Domestic	$41,357	$60,059	$42,421
Foreign	(93,067)	7,246	1,417

Income (loss) before income taxes	$(51,710)	$67,305	$43,838

Income tax expense (benefit):

	Year Ended June 30
	2009	2008	2007
Current tax expense:
Federal	$11,843	$2,206	$827
Foreign	2,247	5,082	5,915
State and other	1,039	926	52
Current tax expense	15,129	8,214	6,794

Deferred tax expense (benefit):
Federal	4,546	16,672	11,402
Foreign	(5,290)	(5,674)	(2,057)
State and other	(707)	991	(2,394)
Deferred tax expense	(1,451)	11,989	6,951

Noncurrent	-	-	(25)

Income tax expense	$13,678	$20,203	$13,720

Noncurrent tax relates primarily to matters not resolved with various taxing authorities.

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2009		2008		2007

Expected tax expense (benefit)	$(18,096)	35.0%	$23,557	35.0%	$15,343	35.0%
Extraterritorial income exclusion	-	-	-	-	(425)	(1.0)
Domestic manufacturing deduction	(1,063)	2.1	(255)	(0.4)	-	-
Effect of foreign operations	(435)	0.8	(2,745)	(4.1)	(111)	(0.3)
Nondeductible goodwill impairment charge	37,892	(73.3)	-	-	-	-
Alternative fuel mixture credits	(4,847)	9.3	-	-	-	-
Change in tax reserves	(234)	0.5	-	-	(25)	(0.1)
Research & development tax credit	-	-	(1,407)	(2.1)	-	-
Change in valuation allowances	1,981	(3.8)	(501)	(0.7)	114	0.3
Adjustment of prior year provision estimates	203	(0.4)	(234)	(0.4)	(1,535)	(3.5)
State taxes and other, net	(1,723)	3.3	1,788	2.7	359	0.9
Income tax expense	$13,678	(26.5)%	$20,203	30.0%	$13,720	31.3%

On December 31, 2008 we recorded a $138,008 goodwill impairment charge and we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.

During fiscal year 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for the 2009 tax year.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2009, we recorded a tax benefit of $4,847 due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

During fiscal year 2009, we increased our valuation allowance from $13,401 to $14,446.  The valuation allowance relates to deferred tax assets for net operating losses of Americana, Brazil, net operating losses in Canada, and net operating losses in certain state tax jurisdictions.  We reduced the valuation allowance related to state tax net operating losses by $54 to reflect changes to the estimate of expected utilization.

We increased the valuation allowance in Brazil by $1,110 to eliminate the tax benefit of current year losses.  In addition to accounting for the current year losses, we reduced the valuation allowance in Brazil by $935 to reflect favorable currency translation adjustments.  The net increase to the valuation allowance recorded in Brazil was $175.  During fiscal year 2008, we decreased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $501 due to tax planning associated with intercompany interest charges offsetting the operating losses.  During fiscal year 2007, we increased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $2,482.  This increase was almost entirely offset by a reduction of valuation allowances in the amount of $2,481 related to certain state net operating losses and tax credits due to tax planning efforts.

Due to the impairment of goodwill in 2009 and cumulative book losses net of intercompany charges in our Canadian operations over the past three years, we recorded a valuation allowance of $871 related to net operating losses which we believe will expire unutilized.  We also increased the valuation allowance in Canada by $53 to reflect unfavorable currency translation adjustments.  The total increase to the valuation allowance recorded in Canada was $924.  Effective December 2007, Canada enacted Canada Bill C-28 which reduced its Canadian corporate tax rates to 19.5% for 2008, 19% for 2009, 18% for 2010, 16.5% for 2011 and 15% for 2012 and later years.  This reduction in corporate rates resulted in a remeasurement of Canadian deferred tax balances with a net tax benefit of $165 in fiscal 2008.  Furthermore, changes in estimates and tax planning resulted in a net tax benefit of $438 in fiscal 2008 related to utilization of Canadian net operating loss carryforwards.

Effective July 2007, Germany reduced its tax rates resulting in a $2,245 net tax benefit for fiscal 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $878 to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1,806 and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the year ended June 30, 2009, as a result of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $228 and our related interest and penalties by $108.  These reductions leave a balance in unrecognized tax benefits and our related interest and penalties of $1,578 and $56, respectively.  The following table summarizes the activity related to our unrecognized tax benefits:

FIN 48 balance at June 30, 2008	$1,970
Increases related to prior year positions	-
Increases related to current year tax positions	-
Decreases related to settlements with taxing authorities	(336)
Decreases due to lapses in statutes of limitations	-
FIN 48 balance at June 30, 2009	$1,634

We file income tax returns with federal, state, local and foreign jurisdictions.  As of June 30, 2009, we remained subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2009, Canadian income tax returns for the years ended June 30, 2003 through June 30, 2009 and German tax filings for the years ended June 30, 2004 through June 30, 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$(68,985)	$(75,320)
Inventory	(59)	(185)
Other	(8,089)	(19,251)
Total deferred tax liabilities	(77,133)	(94,756)

Deferred tax assets:
Postretirement benefits	8,540	9,155
Net operating losses	25,922	27,270
Nondeductible reserves	1,520	2,001
Credit carryforwards	569	12,912
Other	6,890	4,668
Total deferred tax assets	43,441	56,006
Valuation allowances	(14,446)	(13,401)
Deferred tax assets, net of valuation allowances	28,995	42,605
Net deferred tax liability	$(48,138)	$(52,151)

The valuation allowances at June 30, 2009 and 2008 relate specifically to net operating losses in certain state and foreign jurisdictions.  Based on the future reversal of deferred tax liabilities and the actions management has taken and will continue to take to improve financial performance, management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2009 will be fully utilized after consideration of the valuation allowance recorded.

Taxes paid in fiscal 2009, 2008 and 2007 were $7,333, $10,077 and $2,162, respectively.

At June 30, 2009, foreign net operating loss carryforwards total approximately $67,317.  Of this total, $44,600 has no expiration date and $22,717 has expiration dates from 2010 to 2029.  All federal net operating loss carryforwards and federal tax credit carryforwards were utilized during 2008 and 2009.  State net operating loss carryforwards total $103,185 and expire between 2018 and 2029. State tax credits of $876 ($569 net of federal effect) are recorded and are expected to be utilized over the next few years.

We have not recorded deferred income taxes on the unremitted earnings of it foreign subsidiaries primarily including unremitted earnings of its German operations.  It is not practicable to estimate the deferred income tax liability on the unremitted earnings at this time.

NOTE 15: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees.  We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation.  We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for the years ended June 30, 2009, 2008 and 2007 was $7,960, $7,870 and $7,388, respectively.

Post Retirement Healthcare Plans

We also provide medical, dental, and life insurance post retirement plans covering certain U.S. employees who meet specified age and service requirements.  Certain employees who met specified age and service requirements on March 15, 1993 are covered by their previous employer and are not covered by these plans.  Our current policy is to fund the cost of these benefits as payments to participants are required. We have established cost maximums to more effectively control future medical costs.  Effective July 1, 2002, we amended our post retirement medical plan to, among other things, reduce the level of cost maximums per eligible employee. Effective January 1, 2006, Medicare eligible retirees age 65 or older will not continue coverage under the self-funded plan. Instead, they are provided a subsidy towards the purchase of supplemental insurance.

In September 2006, the FASB issued SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirment Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158).  Effective for fiscal year 2007, we adopted the disclosure provisions of SFAS No. 158.  SFAS No. 158 requires that the funded status of defined-benefit post retirement plans be recognized in our consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service credits, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 106, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 106.  These amounts will be subsequently recognized as net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  On July 1, 2008, we adopted the measurement date provisions of SFAS No 158.  SFAS No. 158 requires the measurement date of the plan’s funded status to be the same as our fiscal year end.

The adoption of the disclosure provisions of SFAS No. 158 resulted in an increase in accrued post retirement benefits of $4,817, an increase in deferred tax assets of $1,782 and a decrease in accumulated other comprehensive income of $3,035.  The adoption of the disclosure provisions of  SFAS No. 158 had no effect on our consolidated statement of operations.

The adoption of the measurement date provisions of SFAS No. 158 resulted in a decrease in accrued postretirement benefits of $1,175, an increase in deferred tax liabilities of $435, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $140.  The adoption of the measurement date provisions of SFAS No. 158 had no material effect on our consolidated statement of operations for the fiscal year ended June 30, 2009 or for any prior period presented, and it will not materially affect our operating results in future periods.

 The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2009	2008	2007

Service cost for benefits earned	$483	$604	$598
Interest cost on benefit obligation	1,493	1,401	1,408
Amortization of prior service credit	(1,002)	(1,002)	(1,002)
Amortization of actuarial loss	277	583	567
Total cost	$1,251	$1,586	$1,571

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2009, and a statement of the plans’ funded status as of June 30, 2009 and 2008.  The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2009	2008
Change in benefit obligation:
Obligation at beginning of year	$23,698	$24,564
Service cost and interest cost between May 1, 2008 and June 30, 2008	328	-
Service cost	483	604
Interest cost	1,493	1,401
Participant contributions	776	684
Actuarial gain	(1,589)	(1,637)
Benefits paid	(1,966)	(1,918)
Obligation at end of year	23,223	23,698
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	1,190	1,234
Plan participant contributions	776	684
Benefits paid	(1,966)	(1,918)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(23,223)	(23,698)
Other plans	(1,853)	(2,020)
Accrued post retirement benefit obligation	(25,076)	(25,718)
Less current portion included in accrued expenses	1,841	1,850
Noncurrent obligation recognized in the consolidated balance sheet	$(23,235)	$(23,868)

As a result of the adoption of SFAS No. 158 on June 30, 2007, the accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2009 and 2008 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income (loss) at June 30 as follows:

	June 30
	2009	2008
Prior service credit	$2,376	$3,545
Accumulated actuarial loss	(5,214)	(7,145)
Accumulated other comprehensive income (loss)	(2,838)	(3,600)
Tax effect	1,452	1,332
Accumulated other comprehensive income (loss), net of tax	$(1,386)	$(2,268)

The prior service credit and accumulated actuarial loss included in other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2010 is $1,002, ($631 net of tax) and $241 ($152 net of tax), respectively.

Expected annual benefit payments are as follows: 2010 - $1,841; 2011 - $1,906; 2012 - $1,842; 2013 - $1,854; 2014 - $1,898; and 2015 to 2019 - $10,230.  Expected employer contributions for fiscal year 2010 are approximately $1,023.

The weighted average assumptions used to determine benefit obligations were as follows:

	2009	2008
Discount rate	6.65%	6.40%
Measurement date	June 30, 2009	April 30, 2008

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2009	2008	2007
Discount rate	6.90%	5.90%	6.25%
Measurement date	June 30, 2008	April 30, 2007	April 30, 2006

During fiscal year ended June 30, 2008, our net employer cost reached the net employer cost cap.  Therefore no assumption has been made for a rate increase in the per capita cost of covered benefits.

We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate.  Due to the long-term nature of these indices, they have a similar maturity to expected benefit payments.

The Medicare Modernization Act provided prescription drug benefits to Medicare eligible participants effective January 1, 2006.  Since our plan only provides a subsidy toward supplemental Medicare insurance coverage, there is no impact on our plan as a result of the Medicare Modernization Act.

NOTE 16: SIGNIFICANT CUSTOMER

Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2009, 2008 and 2007 were 7%, 10% and 12%, respectively, of total net sales.  Specialty fibers accounted for 63%, 66% and 38% of these sales in fiscal years 2009, 2008 and 2007, respectively.  The remainder of these sales were derived from the nonwoven materials segment.

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$551,630	$239,678	$(36,779)	$754,529
	2008	595,782	263,551	(33,816)	825,517
	2007	543,831	258,843	(33,353)	769,321
Operating income (loss)	2009	53,691	12,273	(88,603)	(22,639)
	2008	90,640	15,300	(5,607)	100,333
	2007	65,847	22,210	(6,846)	81,211
Depreciation and amortization of intangibles	2009	31,372	14,904	3,651	49,927
	2008	33,168	16,134	3,425	52,727
	2007	31,770	16,047	3,775	51,592
Total assets	2009	497,681	243,736	47,994	789,411
	2008	525,147	279,688	204,390	1,009,225
	2007	479,121	270,168	202,533	951,822
Capital expenditures	2009	37,392	3,714	1,317	42,423
	2008	42,347	4,855	1,995	49,197
	2007	36,614	4,316	4,270	45,200

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  We have reclassified the at-risk compensation and stock-based compensation from the specialty fibers and nonwovens segments for fiscal year 2007 for comparability.  Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.  Corporate assets primarily include cash, goodwill and intellectual property.

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

	Year Ended June 30
	2009	2008	2007
Chemical cellulose	35%	32%	33%
Customized fibers	13%	17%	16%
Fluff pulp	20%	19%	18%
Nonwoven materials	32%	32%	33%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil.  The following provides a summary of net sales to unaffiliated customers based on point of origin, net sales by point of destination and long-lived assets by geographical area:

	Year Ended June 30
Net sales by point of origin:	2009		2008		2007
United States	$592,139	78%	$624,741	76%	$578,047	75%
Germany	87,372	12	110,077	13	104,031	14
Other	75,018	10	90,699	11	87,243	11
Total	$754,529	100%	$825,517	100%	$769,321	100%

	Year Ended June 30
Net sales by point of destination:	2009		2008		2007
North America	$338,410	45%	$346,717	42%	$332,825	43%
Europe	259,026	34	305,441	37	288,754	38
Asia	105,463	14	90,807	11	71,967	9
South America	27,894	4	33,021	4	28,072	4
Other	23,736	3	49,531	6	47,703	6
Total	$754,529	100%	$825,517	100%	$769,321	100%

	As of June 30
	2009	2008	2007
Long-lived assets by geographical area:
United States	$417,635	$463,768	$458,421
Canada	37,807	140,476	137,911
Germany	48,141	57,878	53,596
Brazil	51,902	87,368	73,970
Other	28	37	40
Total long-lived assets	$555,513	$749,527	$723,938

NOTE 18: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $7,469, $8,194 and $8,316 were charged to expense as incurred for the years ended June 30, 2009, 2008 and 2007, respectively.

NOTE 19: COMMITMENTS

We have significant purchase contracts for timber and energy under separate agreements expiring at various dates through fiscal year 2014.  Under two separate timber contracts we are required to purchase certain timber from specified tracts of land that is available for harvest.  The energy contract is for our Americana, Brazil operation and requires us to purchase a minimum amount of contracted energy each year.  The contract prices under the terms of the timber agreements are fixed annually based on market prices and the contract prices under the energy contract are adjusted annually based on inflation indices.  At June 30, 2009, total annual purchase obligations, as estimated based on current contract prices for those agreements noted above, were as follows:  2010—$18,671; 2011—$7,091; 2012—$2,642; 2013—$2,642; 2014—$1,321; thereafter—$0.  Purchases under these agreements for the years ended June 30, 2009, 2008 and 2007 were $10,880, $16,743 and $11,988, respectively.

NOTE 20: CONTINGENCIES

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.  Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended.  These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (EPA).  In addition, the individual states and foreign countries in which we operate have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.  We closely monitor our environmental compliance with current environmental requirements and believe that we are in substantial compliance.

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2010.

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the EPA in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement established a schedule for the filing of necessary permit applications and approvals to implement the following activities, among others: (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) install a pipeline to relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement.  In making these in-plant process changes, we incurred significant capital expenditures.  Based on the anticipated permit conditions, we expect to incur significant additional capital expenditures once final permits are issued.

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (NPDES) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (TMDL) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.   In addition, we also have filed a petition with the FDEP for the establishment of  Site-Specific Alternative Water Quality Criteria (SSAC), which petition  must be approved by the EPA. The additional studies necessary to support revisions to the permit have been completed.   The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

We are involved in certain legal actions and claims arising in the ordinary course of business.  It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial statements as a whole.

NOTE 21: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2009

Net sales	$221,293	$184,665	$171,635	$176,936
Gross margin	35,338	23,132	23,870	26,995
Operating income (loss)	22,659	(126,613)	12,804	68,511
Net income (loss)	8,850	(124,984)	4,286	46,460
Earnings (loss) per share
Basic	$0.23	$(3.23)	$0.11	$1.20
Diluted	$0.23	$(3.23)	$0.11	$1.20

Year ended June 30, 2008

Net sales	$197,399	$210,922	$201,865	$215,331
Gross margin	40,655	41,979	34,201	32,727
Operating income	28,524	29,822	22,263	19,724
Net income	13,497	13,866	10,422	9,317
Earnings per share
Basic	$0.35	$0.36	$0.27	$0.24
Diluted	$0.34	$0.35	$0.26	$0.24

During the second quarter of fiscal 2009, we recorded a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment .  During the fourth quarter of fiscal 2009, we recorded a pretax benefit of $54,232 ($39,644 after tax) for alternative fuel mixture credits and a tax benefit of $1,394 for corrections to deferred taxes.

NOTE 22:  SUBSEQUENT EVENTS

We have evaluated events and transactions subsequent to June 30, 2009 through August 27, 2009, the date these consolidated financial statements were included in this Form 10-K and filed with the SEC.  Based on the definitions and requirements of SFAS 165, we have identified the following events that occurred subsequent to June 30, 2009 and through August 27, 2009.

On July 31, 2009, we redeemed the remaining $110,000 of 2010 Notes using borrowings on our revolving credit facility.

On August 21, 2009, we entered into a settlement agreement with K. T. Equipment (International), Inc. (K.T.) for an immaterial amount to settle the claim that we breached our obligation under the Stac-Pac® acquisition agreement to pay K.T. a contingent promissory note in the principal amount of $5,000 plus accrued interest.

On August 11, 2009 we announced that we have qualified to receive up to $7,381 from the State of Florida’s Quick Action Closing Fund.  This performance-based incentive provides up-front cash to approved economic development projects.  With the help of this state incentive, Buckeye has resumed its Foley Energy Project.

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2009

	Buckeye Technologies Inc.		Guarantors US Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Adjustments		Consolidated
Net sales		$96,684		$534,915		$163,069		$(40,139)		$754,529
Cost of goods sold		98,653		437,193		150,251		(40,903)		645,194
Gross margin		(1,969)		97,722		12,818		764		109,335

Selling, research and administrative expenses, and other		(14,076)		52,656		9,618		-		48,198
Goodwill impairment loss		20,230		24,922		92,856		-		138,008
Alternative fuel mixture credits		-		(54,232)		-		-		(54,232)

Operating income (loss)		(8,123)		74,376		(89,656)		764		(22,639)

Other income/(expense):
Net interest income/(expense) and amortization of debt		(30,467)		1,265		148		-		(29,054)
Other income/(expense), including equity in income of affiliates	.	(81,335)	.	(208)	.	(8)	.	81,534 .	.	(17)
Intercompany interest income/(expense)		30,830		(27,276)		(3,554)		-		-

Income/(loss) before income taxes		(89,095)		48,157		(93,070)		82,298		(51,710)

Income tax expense/(benefit)		(23,707)		19,032		(3,044)		21,397		13,678

Net income (loss)		$(65,388)		$29,125		$(90,026)		$60,901		$(65,388)

STATEMENTS OF OPERATIONS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$123,263	$538,444	$201,515	$(37,705)	$825,517
Cost of goods sold	108,297	422,226	182,964	(37,532)	675,955
Gross margin	14,966	116,218	18,551	(173)	149,562

Selling, research and administrative expenses, and other	(17,729)	55,872	10,990	-	49,133
Restructuring and impairment costs	69	-	27	-	96

Operating income (loss)	32,626	60,346	7,534	(173)	100,333

Other income/(expense):
Net interest income/(expense) and amortization of debt	(33,712)	272	454	-	(32,986)
Other income/(expense), including equity in income of affiliates	50,966	156	208	(51,372)	(42)
Intercompany interest income/(expense)	26,961	(26,014)	(947)	-	-

Income/(loss) before income taxes	76,841	34,760	7,249	(51,545)	67,305

Income tax expense/(benefit)	29,739	7,612	(654)	(16,494)	20,203

Net income (loss)	$47,102	$27,148	$7,903	$(35,051)	$47,102

STATEMENTS OF OPERATIONS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$118,258	$496,269	$191,635	$(36,841)	$769,321
Cost of goods sold	98,736	402,463	172,656	(36,350)	637,505
Gross margin	19,522	93,806	18,979	(491)	131,816

Selling, research and administrative expenses, and other	8,574	29,381	11,401	-	49,356
Restructuring and impairment costs	501	51	697	-	1,249

Operating income (loss)	10,447	64,374	6,881	(491)	81,211

Other income/(expense):
Net interest income/(expense) and amortization of debt	(38,919)	(131)	252	-	(38,798)
Other income/(expense), including equity in income of affiliates	39,700	1,998	288	(40,561)	1,425
Intercompany interest income/(expense)	28,345	(22,346)	(5,999)	-	-

Income/(loss) before income taxes	39,573	43,895	1,422	(41,052)	43,838

Income tax expense/(benefit)	9,455	14,161	3,857	(13,753)	13,720

Net income (loss)	$30,118	$29,734	$(2,435)	$(27,299)	$30,118

BALANCE SHEETS
As of June 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,138	$4	$20,919	$-	$22,061
Accounts receivable, net	18,644	72,896	29,126	-	120,666
Inventories	17,325	53,722	16,931	(341)	87,637
Other current assets	332	5,156	1,019	-	6,507
Intercompany accounts receivable	-	131,302	-	(131,302)	-
Total current assets	37,439	263,080	67,995	(131,643)	236,871

Property, plant and equipment, net	58,821	336,836	130,932	-	526,589
Goodwill and intangibles, net	14,845	2,425	-	-	17,270
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	328,471	267,118	103,781	(687,716)	11,654
Total assets	$803,293	$869,459	$302,708	$(1,183,076)	$792,384

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,856	$18,295	$7,731	$-	$30,882
Other current liabilities	19,731	14,564	6,510	(1)	40,804
Intercompany accounts payable	127,923	-	3,379	(131,302)	-
Total current liabilities	152,510	32,859	17,620	(131,303)	71,686

Long-term debt	327,465	-	-	-	327,465
Deferred income taxes	(3,862)	44,251	8,010	-	48,399
Other long-term liabilities	9,149	15,802	1,852	-	26,803
Intercompany notes payable	-	268,991	94,726	(363,717)	-
Stockholders’/invested equity	318,031	507,556	180,500	(688,056)	318,031
Total liabilities and stockholders’ equity	$803,293	$869,459	$302,708	$(1,183,076)	$792,384

BALANCE SHEETS
As of June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$491	$137	$9,765	$-	$10,393
Accounts receivable, net	18,909	70,379	38,233	-	127,521
Inventories	31,034	57,499	22,826	(1,105)	110,254
Other current assets	3,565	6,702	1,263	-	11,530
Intercompany accounts receivable	-	87,036	-	(87,036)	-
Total current assets	53,999	221,753	72,087	(88,141)	259,698

Property, plant and equipment, net	60,090	334,367	161,251	-	555,708
Goodwill and intangibles, net	36,843	27,347	116,045	-	180,235
Intercompany notes receivable	368,217	-	-	(368,217)	-
Other assets, including investment in subsidiaries	411,183	262,661	116,461	(776,721)	13,584
Total assets	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,353	$29,211	$9,593	$-	$49,157
Other current liabilities	18,360	22,009	10,647	-	51,016
Intercompany accounts payable	78,510	-	8,526	(87,036)	-
Total current liabilities	107,223	51,220	28,766	(87,036)	100,173

Long-term debt	393,910	-	-	-	393,910
Deferred income taxes	(10,211)	51,551	16,623	-	57,963
Other long-term liabilities	9,853	15,749	2,020	-	27,622
Intercompany notes payable	-	258,728	109,489	(368,217)	-
Stockholders’/invested equity	429,557	468,880	308,946	(777,826)	429,557
Total liabilities and stockholders’ equity	$930,332	$846,128	$465,844	$(1,233,079)	$1,009,225

STATEMENTS OF CASH FLOWS
Year ending June 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$70,592	$36,787	$13,888	$121,267

Investing activities:
Purchases of property, plant and equipment	(3,392)	(36,222)	(2,809)	(42,423)
Other	-	(340)	-	(340)
Net cash used in investingactivities	(3,392)	(36,562)	(2,809)	(42,763)

Financing activities
Purchase of treasury shares	(494)	-	-	(494)
Net payments under revolving line of credit	(61,059)	-	(71)	(61,130)
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Net cash used in financing activities	(66,553)	(358)	(71)	(66,982)

Effect of foreign currency rate fluctuations on cash	-	-	146	146

Increase (decrease) in cash and cash equivalents	647	(133)	11,154	11,668
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,138	$4	$20,919	$22,061

STATEMENTS OF CASH FLOWS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$49,605	$39,561	$3,140	$92,306

Investing activities:
Purchases of property, plant and equipment	(6,722)	(39,023)	(3,452)	(49,197)
Other	-	(451)	17	(434)
Net cash used in investingactivities	(6,722)	(39,474)	(3,435)	(49,631)

Financing activities
Purchase of treasury shares	(2,720)	-	-	(2,720)
Net borrowings under revolving line of credit	78,079	-	156	78,235
Net payments on long-term debt and other	(124,080)	(397)	-	(124,477)
Net cash provided by (used in) financing activities	(48,721)	(397)	156	(48,962)

Effect of foreign currency rate fluctuations on cash	-	-	1,890	1,890

Increase (decrease) in cash and cash equivalents	(5,838)	(310)	1,751	(4,397)
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$491	$137	$9,765	$10,393

STATEMENTS OF CASH FLOWS
Year ending June 30, 2007

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$74,074	$33,395	$3,892	$111,361

Investing activities:
Purchases of property, plant and equipment	(9,040)	(31,945)	(4,215)	(45,200)
Other	-	(538)	520	(18)
Net cash used in investingactivities	(9,040)	(32,483)	(3,695)	(45,218)

Financing activities
Net payments under revolving line of credit	(3,000)	-	-	(3,000)
Net payments on long-term debt and other	(57,244)	(627)	-	(57,871)
Net cash used in financing activities	(60,244)	(627)	-	(60,871)

Effect of foreign currency rate fluctuations on cash	-	-	784	784

Increase in cash and cash equivalents	4,790	285	981	6,056
Cash and cash equivalents at beginning of period	1,539	162	7,033	8,734
Cash and cash equivalents at end of period	$6,329	$447	$8,014	$14,790

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2009	$1,457	$477	$(943)(a	)	$991

Year ended June 30, 2008	$1,399	$116	$(58)(a	)	$1,457

Year ended June 30, 2007	$1,904	$277	$(782)(a	)	$1,399

Accrual for restructuring
Year ended June 30, 2009	$116	$16	$(132)(b	)	$-

Year ended June 30, 2008	$327	$96	$(307)(b	)	$116

Year ended June 30, 2007	$20	$1,249	$(942)(b	)	$327

Deferred tax assets valuation allowance
Year ended June 30, 2009	$13,401	$1,981	$(936)(c	)	$14,446

Year ended June 30, 2008	$11,720	$-	$1,681(d	)	$13,401

Year ended June 30, 2007	$10,065	$114	$1,541(d	)	$11,720

(a)  Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b) Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c) Impact of change in exchange rate between Brazilian reals and US dollars and Canadian dollars and US dollars
(d) Impact of change in exchange rate between Brazilian reals and US dollars.