Form 10-Q
period 2009-09-30
BUCKEYE TECHNOLOGIES INC
filed 2009-11-03
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 33-60032

Buckeye Technologies Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation)

IRS — Employer Identification No. 62-1518973

1001 Tillman Street, Memphis, TN                                 38112                               901-320-8100
                        (Address of principal executive offices)                        (Zip Code)                                (Registrant’s telephone number,
               including area code)

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

Yes ☐	No ☐

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

As of November 2, 2009, there were outstanding 38,740,975 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2009	2008
Net sales	$177,274	$221,293
Cost of goods sold	153,131	185,955
Gross margin	24,143	35,338

Selling, research and administrative expenses	11,549	12,210
Amortization of intangibles and other	473	469
Alternative fuel mixture credits	(35,842)	-
Operating income	47,963	22,659

Net interest expense and amortization of debt costs	(5,289)	(7,438)
Gain on early extinguishment of debt	165	-
Loss on foreign exchange and other	(100)	(831)

Income before income taxes	42,739	14,390
Income tax expense	3,507	5,540

Net income	$39,232	$8,850

Earnings per share
Basic	$1.01	$0.23
Diluted	$1.00	$0.23

Weighted average shares for earnings per share
Basic	38,726	38,704
Effect of diluted shares	410	179
Diluted	39,136	38,883

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2009	June 30 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,255	$22,061
Accounts receivable – net	113,395	111,292
Income tax and alternative fuel mixture credits receivable	32,114	9,374
Inventories – net	82,861	87,637
Deferred income taxes and other	7,382	6,507
Total current assets	259,007	236,871

Property, plant and equipment	1,116,274	1,091,313
Less accumulated depreciation	(583,423)	(564,724)
	532,851	526,589
Goodwill	2,425	2,425
Intellectual property and other, net	26,141	26,499
Total assets	$820,424	$792,384

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$28,943	$30,882
Accrued expenses	42,922	40,804
Total current liabilities	71,865	71,686

Long-term debt	295,000	327,465
Accrued postretirement benefits	22,829	23,235
Deferred income taxes	48,961	48,399
Other liabilities	11,893	3,568
Stockholders’ equity	369,876	318,031
Total liabilities and stockholders’ equity	$820,424	$792,384

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2009	2008
Operating activities
Net income	$39,232	$8,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,294	12,743
Amortization	748	639
Gain on early extinguishment of debt	(165)	-
Deferred income taxes and other	(341)	1,876
Changes in operating assets and liabilities:
Accounts receivable	(201)	(5,125)
Income tax and alternative fuel mixture credits receivable	(22,740)	-
Inventories	5,769	(841)
Other assets	(1,400)	142
Accounts payable and other current liabilities	1,905	3,772
Net cash provided by operating activities	34,101	22,056
Investing activities
Purchases of property, plant and equipment	(8,762)	(11,082)
Proceeds from State of Florida grant	7,381	-
Other	(16)	(23)
Net cash used in investing activities	(1,397)	(11,105)
Financing activities
Net (payments) borrowings under lines of credit	77,529	(1,232)
Payments on long-term debt and other	(110,000)	(105)
Purchase of treasury shares	-	(494)
Net proceeds from sale of equity interests	122	-
Net cash used in financing activities	(32,349)	(1,831)
Effect of foreign currency rate fluctuations on cash	839	(1,062)
Increase in cash and cash equivalents	1,194	8,058
Cash and cash equivalents at beginning of period	22,061	10,393
Cash and cash equivalents at end of period	$23,255	$18,451

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on August 27, 2009 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas in which the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, income tax liabilities and contingent liabilities.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, we adopted the rules for fair value measurements, which define fair values, establish a framework for measuring fair value in accordance with GAAP, and expand disclosure about fair value measurements.  We have applied the fair value measurements to our financial assets and liabilities which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, currency and commodity risks.  Effective July 1, 2009, we applied the rules for fair value measurements to our non-financial assets and liabilities recorded at fair value on a non-recurring basis.  See Note 7, Fair Value Measurements, for our disclosures about fair value measurements.

In December 2007, new guidance was issued to better represent the economic value of a business combination transaction.  The changes to  the  guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. We adopted the new guidance effective July 1, 2009.  This guidance had no effect on our current financial statements.

On July 1, 2009, we adopted the provisions that are included in the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The Accounting Standards Codification’s primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics.

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

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$122,159	$62,728	$(7,613)	$177,274
	2008	164,979	65,862	(9,548)	221,293
Operating income (loss)	2009	8,537	5,144	34,282	47,963
	2008	20,118	3,593	(1,052)	22,659
Depreciation and amortization of	2009	7,040	3,807	921	11,768
intangibles	2008	8,348	4,045	819	13,212
Capital expenditures	2009	7,436	728	598	8,762
	2008	10,097	778	207	11,082

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties and eliminate these sales in the corporate segment.

NOTE 4: ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code of 1986, as amended (“the Code”) permits a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualify for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant in Perry, Florida.

On March 19, 2009 the U.S. Internal Revenue Service (IRS) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $35,842 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three months ended September 30, 2009.  During the three months ended September 30, 2009 we received $2,868 in cash related to these credits and $5,581 related to prior period credits.  We will be applying for an additional $35,562 in income tax credits.  We expect to use a portion of the alternative fuel mixture credits in 2010 to offset U.S. federal estimated income tax payments and to receive the balance in 2011 as a cash refund after filing our 2010 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.

The application of the alternative fuel mixture tax credit to the alternative fuel used in the pulp and paper industry is a complex issue that has received significant attention from the U.S. Congress. The credit is scheduled to expire on December 31, 2009.

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

The components of inventory consist of the following:

	September 30 2009	June 30 2009

Raw materials	$19,967	$20,004
Finished goods	37,594	42,599
Storeroom and other supplies	25,300	25,034
	$82,861	$87,637

NOTE 6:  DEBT

The components of long-term debt consist of the following:

	September 30 2009	June 30 2009

Senior Notes due 2013	$200,000	$200,000
Senior Subordinated Notes due 2010	-	110,444
Credit facility	95,000	17,021
	$295,000	$327,465

Senior Notes

Our 8.5% senior notes due October 1, 2013 (the “2013 Notes”) are unsecured obligations and are senior to any of our subordinated debt.  The 2013 Notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our credit facility.  The 2013 Notes became redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25%, currently at 102.83%, of principal amount to 100% of principal amount on or after October 1, 2011, together with accrued and unpaid interest to the date of redemption.

On June 30, 2009 we amended the 2013 Notes to permit the redemption, repurchase or retirement of subordinated indebtedness, including our 8% senior subordinated notes due 2010 (the “2010 Notes” and, with the 2013 Notes, the “Notes”), up to sixteen months prior to maturity, which represented an increase of four months compared to the prior terms of the indentures pursuant to which the Notes were issued.  We paid a consent fee of $650 in the aggregate to all consenting holders.  We recorded this consent fee as a deferred financing cost and will amortize it over the remaining term of the 2013 Notes using the effective interest rate method.

Senior Subordinated Notes

On July 31, 2009 we redeemed the remaining $110,000 then outstanding of 2010 Notes using borrowings on our revolving credit facility.  During the three months ended September 30, 2009 we recorded a $165 gain related to the early extinguishment of this debt, which was the net of the write-off of the related deferred financing costs and the remaining unamortized interest rate swap early termination fee.

Revolving Credit Facility

Our $200,000 senior secured revolving credit facility (the “Credit Facility”) currently has a maturity date of July 25, 2012.   The interest rate applicable to borrowings under the Credit Facility is the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  The Credit Facility is secured by substantially all of our assets located in the United States.

The Credit Facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At September 30, 2009, we were in compliance with the financial covenants under the Credit Facility.

At September 30, 2009, we had $23,255 of cash and cash equivalents and we had $100,082 borrowing capacity under the Credit Facility.  The Credit Facility allows for a sublimit on letters of credit of $50,000.  As of September 30, 2009, $45,082 of the sublimit was unused.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.

NOTE 7:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The carrying value and fair value of long-term debt at September 30, 2009, were $295,000 and $300,000, respectively, and at June 30, 2009 were $327,465 and $311,362, respectively.  The fair value of the Credit Facility approximates its carrying value due to its variable interest rate.  For the financial instruments disclosed below, fair value is determined at each balance sheet date using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates.  The following table provides a summary of the inputs used to develop these estimates under the fair value hierarchy:

	Fair Value Measurements at September 30, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedge	$12	$-	$12	$-
Brazilian currency hedge	316	-	316	-
Euro currency hedge	43	-	43	-
Total assets	$371	$-	$371	$-

Liabilities:
Natural gas hedge	$57	$-	$57	$-

NOTE 8:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

We periodically use hedging to address the risk associated with non-functional currency (primarily Brazilian real and European euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow hedges and accounting for these hedge instruments requires that they be recorded on the balance sheet as either an asset or a liability measured at fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates on our consolidated statement of operations.  As of September 30, 2009, we had a euro currency forward contract with a value of $43 and a real currency option contract with a value of $316, neither of which qualified for hedge accounting treatment, which are recorded in deferred income taxes and other on the balance sheet.  As of June 30, 2009 we had a foreign currency contract that did not qualify for hedge accounting treatment with a value of $320 recorded in prepaid expenses and other on the balance sheet.

Interest Rate Swaps

In May 2001, we entered into an interest rate swap relative to $100,000 of our 2010 notes.  The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%.  This arrangement qualified as a fair value hedge.  As such, the net effect from the interest rate swap was recorded as part of interest expense.  On October 15, 2003, the swap counter party exercised its right to terminate the swap and paid us $4,000 as an early termination fee, which was being amortized as a reduction to interest expense through October 15, 2010.  During the three months ended September 30, 2008, the swap reduced our interest expense by $110.  At June 30, 2009, the unamortized portion of the termination fee was recorded as an increase in debt of $541.    On July 31, 2009, the remaining $506 was recorded as a gain on early extinguishment of debt when we redeemed the remaining 2010 Notes.

On September 17, 2007 we entered into an interest rate swap agreement that matured on September 19, 2009 relative to $30,000 of debt under our Credit Facility.  The swap involved the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualified as a cash flow hedge; therefore, the net effect from the interest rate swap was recorded as  interest expense.  During the three months ended September 30, 2008, the swap increased our interest expense by $151.  On June 17, 2009 we retired the $30,000 of variable rate debt that had been hedged.  As a result of the extinguishment of the underlying debt, hedge accounting on the interest rate swap was no longer appropriate.

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of September 30, 2009 and June 30, 2009 we had contracts in place to purchase 191,779 million BTUs and 359,220 million BTUs of natural gas at various fixed prices through May 2010, respectively.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $45, in net losses in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 9/30/09	Fair Value at 6/30/09	Fair Value at 9/30/09	Fair Value at 6/30/09
Natural gas hedges	Accrued expenses	$12	$-	$57	$234
Interest rate swap	Accrued expenses	-	-	-	320
Total derivatives designated as hedging instruments		$12	$-	$57	$554

The following tables present the impact of derivative instruments, net of tax, and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008	2009	2008
Natural gas hedges	$116	$391	$(234)	$(226)	$-	$-
Interest rate swap	-	(214)	-	152	-	-
Currency hedges	-	(25)	-	-	-	-
Total	$116	$152	$(234)	$(74)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to interest rate swaps are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Three months ended September 30,
	Classification of (gains) or losses	2009	2008
Foreign currency swap	Foreign exchange and other	$(284)	$-

NOTE 9:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended September 30
	2009	2008

Net income	$39,232	$8,850
Foreign currency translation adjustments – net	11,811	(26,091)
Unrealized gains (losses) on hedging activities - net	118	(77)
Comprehensive income (loss), net of tax	$51,161	$(17,318)

For the three months ended September 30, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,316, the Brazilian real of $4,906 and the Canadian dollar of $3,589.

For the three months ended September 30, 2008, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($9,002), the Brazilian real of ($12,084) and the Canadian dollar of ($5,005).

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2009	$(147)	$35,637	$(1,789)	$33,701
Changes in value	352	11,811	-	12,163
Reclassification into earnings	(234)	-	-	(234)
Balance at September 30, 2009	$(29)	$47,448	$(1,789)	$45,630

NOTE 10:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2009, we remain subject to examinations of our U.S. federal and state income tax returns for 2002 through 2009, Canadian income tax returns for 2002 through 2009 and German tax filings for 2004 through 2009.

During the three months ended September 30, 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three months ended September 30, 2009, we recorded a tax benefit of $11,811 due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

Our effective tax rate for the three month period ended September 30, 2009 was 8.2% versus 38.5% for the same period in 2008.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2009	2008
Expected tax expense at 35%	$14,958	$5,037
Alternative fuel mixture credits	(11,811)	-
Effect of foreign operations	326	776
Other	34	(273)
Income tax expense	$3,507	$5,540

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

	Three Months Ended September 30
	2009	2008
Service cost for benefits earned	$101	$121
Interest cost on benefit obligation	350	374
Amortization of unrecognized prior service cost	(247)	(251)
Actuarial loss	31	69
Total cost	$235	$313

On July 1, 2008, we changed our measurement date of the plan’s funded status to be the same as our fiscal year end.  The change in the measurement date resulted in a decrease in accrued postretirement benefits of $1,175, an increase in deferred tax liabilities of $433, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $140.

NOTE 12:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our $45,000 Foley Energy Project which had been put on hold in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Florida facility.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  We have recorded this cash incentive in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we will reclassify this liability as a reduction in the cost of equipment.  When the project is complete, we will amortize the $7,381 over the life of the equipment.

NOTE 13:  CONTINGENCIES

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

NOTE 14:  SUBSEQUENT EVENTS

We have evaluated events and transactions subsequent to September 30, 2009 through November 3, 2009, the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC and determined there were no events to disclose.

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

The supplemental financial information for our guarantor subsidiaries and non-guarantor subsidiaries for the 2013 Notes is presented in the following tables.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$17,706	$125,792	$42,500	$(8,724)	$177,274
Cost of goods sold	18,323	105,603	37,923	(8,718)	153,131
Gross margin	(617)	20,189	4,577	(6)	24,143

Selling, research and administrative expenses, and other	(3,583)	12,944	2,661	-	12,022
Alternative fuel mixture credits	-	(35,842)	-	-	(35,842)

Operating income (loss)	2,966	43,087	1,916	(6)	47,963

Other income (expense):
Net interest income (expense) and amortization of debt costs	(5,637)	343	5	-	(5,289)
Other income (expense), including equity income (loss) in affiliates	51,323	33	(326)	(50,965)	65
Intercompany interest income (expense)	6,860	(6,132)	(728)	-	-

Income (loss) before income taxes	55,512	37,331	867	(50,971)	42,739

Income tax expense (benefit)	16,280	4,946	630	(18,349)	3,507

Net income (loss)	$39,232	$32,385	$237	$(32,622)	$39,232

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$36,271	$144,525	$51,193	$(10,696)	$221,293
Cost of goods sold	33,804	115,965	47,382	(11,196)	185,955
Gross margin	2,467	28,560	3,811	500	35,338

Selling, research and administrative expenses, and other	(4,137)	13,757	3,059	-	12,679

Operating income	6,604	14,803	752	500	22,659

Other income (expense):
Net interest income (expense) and amortization of debt costs	(7,757)	281	38	-	(7,438)
Other income (expense), including equity income (loss) in affiliates	6,733	(76)	(787)	(6,701)	(831)
Intercompany interest income (expense)	7,718	(6,541)	(1,177)	-	-

Income (loss) before income taxes	13,298	8,467	(1,174)	(6,201)	14,390

Income tax expense (benefit)	4,448	2,796	372	(2,076)	5,540

Net income (loss)	$8,850	$5,671	$(1,546)	$(4,125)	$8,850

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$13,366	$3	$9,886	$-	$23,255
Accounts receivable, net	40,004	43,500	29,891	-	113,395
Income tax and alternative fuel mixture credit receivable	32,114	-	-	-	32,114
Inventories, net	16,072	49,889	17,247	(347)	82,861
Other current assets	602	5,105	1,675	-	7,382
Intercompany accounts receivable	-	184,347	9,383	(193,730)	-
Total current assets	102,158	282,844	68,082	(194,077)	259,007

Property, plant and equipment, net	58,367	337,369	137,115	-	532,851
Goodwill and intangibles, net	14,329	2,425	-	-	16,754
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	345,764	267,597	107,944	(709,493)	11,812
Total assets	$884,335	$890,235	$313,141	$(1,267,287)	$820,424

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$3,206	$18,699	$7,038	$-	$28,943
Other current liabilities	17,118	21,437	4,368	(1)	42,922
Intercompany accounts payable	193,730	-	-	(193,730)	-
Total current liabilities	214,054	40,136	11,406	(193,731)	71,865

Long-term debt	295,000	-	-	-	295,000
Deferred income taxes	(3,716)	44,654	8,023	-	48,961
Other long-term liabilities	9,121	23,689	1,912	-	34,722
Intercompany notes payable	-	263,561	100,156	(363,717)	-
Stockholders’/invested equity	369,876	518,195	191,644	(709,839)	369,876
Total liabilities and stockholders’ equity	$884,335	$890,235	$313,141	$(1,267,287)	$820,424

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,138	$4	$20,919	$-	$22,061
Accounts receivable, net	18,644	63,522	29,126	-	111,292
Income tax and alternative fuel mixture credit receivable	9,374	-	-	-	9,374
Inventories, net	17,325	53,722	16,931	(341)	87,637
Other current assets	332	5,156	1,019	-	6,507
Intercompany accounts receivable	-	131,302	-	(131,302)	-
Total current assets	46,813	253,706	67,995	(131,643)	236,871

Property, plant and equipment, net	58,821	336,836	130,932	-	526,589
Goodwill and intangibles, net	14,845	2,425	-	-	17,270
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	328,471	267,118	103,781	(687,716)	11,654
Total assets	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,856	$18,295	$7,731	$-	$30,882
Other current liabilities	29,105	5,190	6,510	(1)	40,804
Intercompany accounts payable	127,923	-	3,379	(131,302)	-
Total current liabilities	161,884	23,485	17,620	(131,303)	71,686

Long-term debt	327,465	-	-	-	327,465
Deferred income taxes	(3,862)	44,251	8,010	-	48,399
Other long-term liabilities	9,149	15,802	1,852	-	26,803
Intercompany notes payable	-	268,991	94,726	(363,717)	-
Stockholders’/invested equity	318,031	507,556	180,500	(688,056)	318,031
Total liabilities and stockholders’ equity	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$45,269	$560	$(11,728)	$34,101

Investing activities:
Purchases of property, plant and equipment	(692)	(7,926)	(144)	(8,762)
Proceeds from State of Florida grant	-	7,381	-	7,381
Other	-	(16)	-	(16)
Net cash used in investing activities	(692)	(561)	(144)	(1,397)

Financing activities
Net borrowings under lines of credit	77,529	-	-	77,529
Net payments on long-term debt and other	(109,878)	-	-	(109,878)
Net cash used in financing activities	(32,349)	-	-	(32,349)

Effect of foreign currency rate fluctuations on cash	-	-	839	839

Increase (decrease) in cash and cash equivalents	12,228	(1)	(11,033)	1,194
Cash and cash equivalents at beginning of period	1,138	4	20,919	22,061
Cash and cash equivalents at end of period	$13,366	$3	$9,886	$23,255

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$3,706	$10,186	$8,164	$22,056

Investing activities:
Purchases of property, plant and equipment	(562)	(10,192)	(328)	(11,082)
Other	-	(23)	-	(23)
Net cash used in investingactivities	(562)	(10,215)	(328)	(11,105)

Financing activities
Net borrowings under line of credit	(1,379)	-	147	(1,232)
Net payments on long-term debt and other	-	(105)	-	(105)
Purchase of treasury shares	(494)	-	-	(494)
Net cash provided by (used in) financing activities	(1,873)	(105)	147	(1,831)

Effect of foreign currency rate fluctuations on cash	-	-	(1,062)	(1,062)

Increase (decrease) in cash and cash equivalents	1,271	(134)	6,921	8,058
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,762	$3	$16,686	$18,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2009 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years (e.g., “2010”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008.

Except for specific historical information, many of the matters discussed in this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:  pricing fluctuations and worldwide economic conditions; dependence on large customers; fluctuation in the costs of raw materials and energy resources; competition; changes in the net benefit realized from the alternative fuel mixture credit: changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.  Other factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the Annual Report, which is incorporated herein by this reference, or from time to time, in our filings with the Securities and Exchange Commission (the "SEC"), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include living within our means by focusing on cash flow maximization to pay down debt, optimizing capacity utilization, investing in the Foley Energy Project and identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.

     Sales for the three months ended September 30, 2009 of $177 million were down $44 million or 20% versus the same period in 2008.  Reduced shipment volume from our specialty cotton cellulose plants accounted for about $22 million of this sales reduction.  Shipment demand for products supplied by these plants was off about 40% compared with the same quarter a year ago, as demand from end-markets supplied by these plants such as LCD screens, specialty paper, construction and automotive paints and laquers was more severely affected by the global economic slowdown than our other businesses.  Shipment volumes for our wood specialty fibers facility and our nonwovens facilities were up compared to the same period in 2008.  Lower selling prices accounted for another $15 million of the year over year reduction in net sales.  Lower fluff pulp prices, which were down about 20%, accounted for about half of this amount.  During the recent economic downturn, however, fluff pulp prices have held up better than most expected and have not descended to the levels experienced during earlier downturns.  We believe this is due to growing demand for fluff pulp products, mainly in emerging markets, and we have seen several fluff pulp price increases announced in the past several months.  A less favorable product mix in our Wood Specialty Fibers business accounted for another $8 million of the sales reduction.  While sales of our wood specialty fibers are well-diversified among many end uses, we have seen demand weakness over the past two quarters even in markets that originally held up well at the start of the economic downturn, such as those for food casings and cigarette tow, in addition to markets like those for automotive applications, where demand has been down since the recession began.  We were able to keep our wood specialty fibers facility sold out by shifting sales into other specialty markets to offset demand weakness in our traditional markets, but this negatively impacted our sales revenue due to the lower prices in these markets.

Operating income for the three months ended September 30, 2009 was $48.0 million, which was up $25.3 million compared to the same period in 2008.  Income from the alternative fuel mixture credits was $35.8 million compared to zero in the year ago quarter.  Assuming that the tax credit is not terminated by Congress prior to its scheduled expiration date of December 31, 2009, we would expect to realize a similar amount of income from these credits in the second quarter.  Gross margin was down $11.2 million (13.6% of sales compared to 16.0%) and selling, research and administrative expenses were lower by $0.7 million.   Raw materials, chemicals, energy and transportation costs were all down significantly compared to the year ago quarter, collectively accounting for an approximate $21 million reduction in cost of goods sold.  This reduction, however, did not offset the combined $25 million unfavorable impact of lower selling prices and unfavorable product mix on gross margin.  Lower shipment and production volumes accounted for the rest of the year over year drop in gross margin.  We continue to take significant downtime at our Memphis and Americana plants to match production to shipment demand.  During the three months ended September 30, 2009 we further reduced staffing at our Memphis Plant, aligning capacity utilization with current market conditions.  There were approximately $0.8 million in severance costs recognized during the period relating to this staffing reduction.  Over the past 12 months, we have reduced staffing at these two plants by a combined total of 70 employees.

Net earnings for the three months ended September 30, 2009 of $39.2 million or $1.00 per diluted share, were up $30.4 million or $0.77 per diluted share compared to the same period in 2008.  The alternative fuel mixtures credits accounted for $35.1 million or $0.89 per share of this improvement.  Net interest expense for the quarter was down $2.1 million, accounting for an additional earnings improvement of $1.4 million or $0.04 per share.  The net impact of the lower gross margin and favorable selling, research and administrative expenses discussed above explain the rest of the year over year change in earnings.

Strong cash flow generation, including $7.7 million from alternative fuel mixture credits, enabled us to reduce debt by $32.5 million in the three months ended September 20, 2009.  Net cash provided by operating activities was up $12.0 million compared to the year ago period and net cash used in investing activities was lower by $9.7 million due to the Florida grant of $7.4 million and lower capital expenditures by $2.3 million.

On July 31, 2009, we redeemed the remaining outstanding $110 million of our 8% senior subordinated notes due 2010 (the “2010 Notes”) using borrowings under our credit facility.  Our interest and amortization of debt costs decreased $2.1 million versus the same period in the prior year as the result of our lower debt levels and lower interest rates as we replaced 8% fixed rate debt for variable rates that are currently below 2%.  Our debt target for the end of our 2010 fiscal year has been set at $275 million.

On September 30, 2009 we received a $7.4 million grant to support the Foley Energy Project from the State of Florida.  This grant, along with the alternative fuel mixture credits and our strong cash flow, has allowed us to resume this energy project.  During the three months ended September 30, 2009, we spent $2.1 million on this project and expect to spend an additional $15.4 million during the current fiscal year.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2009 and 2008.

(millions)	Three Months Ended September 30
	2009	2008	Change	% Change
Net sales	$177.3	$221.3	$(44.0)	(19.9)%
Cost of goods sold	153.1	186.0	(32.9)	(17.7)%
Gross margin	24.2	35.3	(11.1)	(31.4)%
Selling, research and administrative expenses	11.5	12.2	(0.7)	(5.7)%
Amortization of intangibles and other	0.5	0.5	-	-
Alternative fuel mixture credits	(35.8)	-	35.8	100.0%
Operating income	$48.0	$22.6	$25.4	112.4%

Net sales decreased for the three months ended September 30, 2009 versus the same period in 2008 primarily due to lower shipment volume in cotton specialty fibers, lower selling prices overall, and unfavorable product mix in wood specialty fibers.

Gross margin was lower for the three months ended September 30, 2009 versus the same period in 2008.  For the three months ended September 30, 2009, the impacts of lower selling prices overall, unfavorable product mix in wood specialty fibers and significantly reduced shipment volumes for cotton specialty fibers were partially offset by lower raw material costs, energy costs, chemical costs and transportation costs.  Direct cost spending was reduced at all sites, particularly at the cotton specialty fibers plants, where we have reduced headcount by 70 employees, or more than 20%, over the past 12 months.

The U.S. Internal Revenue Code permits a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualify for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.  We recorded $35.8 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three months ended September 30, 2009.  During the three months ended September 30, 2009 we received $2.8 million in cash related to these credits and $5.6 million related to prior period credits.  We will be applying for an additional $35.6 million in income tax credits.  We expect to use a portion of the alternative fuel mixture credits in 2010 to offset U.S. federal estimated income tax payments and to receive the balance in 2011 as a cash refund after filing our 2010 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the Internal Revenue Service (“IRS”).

Selling, research and administrative expenses decreased $0.7 million for the three months ended September 30, 2009 versus the same period in the prior year, the result of overall spending decreases.

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

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2009 and 2008.

(millions)	Three Months Ended September 30
	2009	2008	Change	% Change
Net sales	$122.2	$165.0	$(42.8)	(25.9)%
Operating income	8.5	20.1	(11.6)	(57.7)%

Net sales were down for the three months ended September 30, 2009 versus the same period in 2008.  Shipment volume for the specialty fibers segment was down 6% compared to the same quarter a year ago, with lower specialty cotton fibers shipments of 42% being partially offset by higher specialty wood fibers shipments of 3%.  Specialty wood fibers shipment volume was positively affected by increased demand for fluff pulp.  Lower prices for fluff pulp and cotton specialty fibers and the mix of wood specialty fibers shipments also negatively affected sales versus the prior year.  Fluff pulp pricing decreased by $163 per ton compared to the same period a year ago.

During the three months ended September 30, 2009, lower sales volumes and prices along with production downtime at our specialty cotton fiber facilities accounted for most of the reduction in operating income compared to the three months ended September 30, 2008.  Lower raw material costs ($5.4 million), primarily due to the decrease in cotton fibers costs, lower chemical costs ($1.5 million), lower energy costs ($5.1 million), lower transportation costs ($3.5 million), and lower direct cost spending ($3.7 million) partially offset the impact of lower sales.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2009 and 2008.

(millions)	Three Months Ended September 30
	2009	2008	Change	% Change
Net sales	$62.7	$65.9	$(3.2)	(4.9)%
Operating income	5.2	3.6	1.6	44.4%

Nonwoven materials sales decreased during the three months ended September 30, 2009 versus the same period in 2008.  Sales volume was higher during the period but was more than offset by the impacts of lower prices, unfavorable product mix and foreign currency exchange rates.

Operating income increased for the three months ended September 30, 2009 versus the three months ended September 30, 2008, primarily due to lower raw material, energy and transportation costs and lower direct cost spending.

Corporate

The following tables compare corporate net sales and operating loss for the three months ended September 30, 2009 and 2008.

(millions)	Three Months Ended September 30
	2009	2008	Change	% Change
Net sales	$(7.6)	$(9.6)	$2.0	20.8%
Operating income (loss)	34.3	(1.1)	35.4	N/A

The operating income (loss) for the three months ended September 30 consists of:

	Three Months Ended September 30
(millions)	2009	2008
Unallocated at-risk compensation	$(0.6)	$(0.6)
Unallocated stock-based compensation	(0.6)	(0.5)
Intellectual property amortization	(0.4)	(0.5)
Gross margin on intercompany sales	0.1	0.5
Alternative fuel mixture credits	35.8	-
	$34.3	$(1.1)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.1 million for the three months ending September 30, 2009 versus the same period in the prior year.  Net interest expense decreased due to debt reduction of $97.7 million at September 30, 2009 versus September 30, 2008 and lower average interest rates of approximately 80 basis points.  The early retirement of our 8% notes on July 31 and refinancing of these notes on our credit facility at LIBOR plus 125 basis points accounts for approximately $1.2 million of the year over year reduction in net interest expense and amortization of debt costs.  The weighted average effective interest rate on our variable rate debt, which totaled $95.0 million at September 30, 2009 decreased from 5.07% at September 30, 2008 to 1.7% at September 30, 2009.

 Income tax

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2009, we remain subject to examinations of our U.S. federal and state income tax returns for 2002 through 2009, Canadian income tax returns for 2002 through 2009 and German tax filings for 2004 through 2009.

During the three months ended September 30, 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for the 2010 tax year.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  During the three months ended September 30, 2009, we recorded a tax benefit of $11.8 million due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

Our effective tax rate for the three month period ended September 30, 2009 was 8.2% versus 38.5% for the same period in 2008.  We would expect that our effective tax rate would return to a more normal level in the third quarter of this fiscal year after the expiration of the alternative fuel mixture credits program.  Assuming the alternative fuel mixture credits are allowed to continue through the scheduled expiration date of December 31, 2009, we would expect a similar low effective tax rate in the second quarter before returning to more normal levels for the remainder of 2010.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing:  a senior secured credit facility and senior notes.  Our senior secured credit facility and senior notes contain various covenants.  We were in compliance with these covenants as of September 30, 2009, and believe we will continue to remain in compliance for the foreseeable future.  Our 8.5% senior notes due 2013 (the “2013 Notes”) limit the amount of funds we can use to make dividend payments and repurchase stock.  The amount of funds available for these purposes includes 50% of net income or losses since October 2003.  We are currently restricted from these activities.

On September 30, 2009, we had $23.3 million of cash and cash equivalents and $100.1 million in borrowing capacity on our revolving credit facility.  As of September 30, 2009, our liquidity, including available borrowings and cash and cash equivalents, was $123.4 million.

We recorded $35.8 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three months ended September 30, 2009.  During the three months ended September 30, 2009 we received $2.8 million in cash related to these credits and $5.6 million related to prior period credits.  We will be applying for an additional $35.6 million in income tax credits.  We expect to use a portion of the alternative fuel mixture credits in 2010 to offset U.S. federal estimated income tax payments and to receive the balance in 2011 as a cash refund after filing our 2010 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  Our plan is to claim future alternative fuel mixture credits as income tax credits.  The alternative fuel mixture credits are subject to audit by the IRS.

The application of the alternative fuel mixture tax credit to the alternative fuel used in the pulp and paper industry is a complicated issue that has received significant attention from the U.S. Congress. The credit is scheduled to expire on December 31, 2009.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30
(millions)	2009	2008
Operating activities:
Net income	$39.2	$8.9
Noncash charges and credits, net	11.5	15.3
Changes in operating assets and liabilities, net	(16.6)	(2.1)
Net cash provided by operating activities	34.1	22.1

Investing activities:
Purchases of property, plant and equipment	(8.8)	(11.1)
Other investing activities	7.4	-
Net cash used in investing activities	(1.4)	(11.1)

Financing activities:
Net borrowings (payments) under lines of credit	77.5	(1.2)
Net payments on long-term debt and other	(110.0)	(0.6)
Net proceeds from sale of equity interests	0.2	-
Net cash used in financing activities	(32.3)	(1.8)

Effect of foreign currency rate fluctuations on cash	0.8	(1.1)

Net increase in cash and cash equivalents	$1.2	$8.1

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2009 was $12.0 million more than for the same period in 2008.  The majority of the increase was due to lower inventory levels of $6.6 million and lower accounts receivable of $4.9 million, offset by lower gross margin of $11.2 million.  We also benefitted from receiving $7.7 million in cash from the alternative fuel mixture credits.

Net cash used in investing activities

Purchases of property, plant and equipment decreased slightly during the three months ended September 30, 2009 versus the same period in 2008.  Spending on the Foley Energy Project accounted for $2.1 million of our capital spending for the three months ended September 30, 2009.  Through September 30, 2009, we have spent $20.3 million of this three-year, $45 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year, and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  On September 30, 2009, we received a $7.4 million grant from the State of Florida that will help us fund this energy project.  We anticipate spending an additional $15.4 million on this energy project during our current fiscal year.

Net cash used in financing activities

On July 31, 2009, we redeemed the remaining $110 million of our 2010 Notes using borrowings under our credit facility.

Treasury shares

From 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  At September 30, 2009, a total of 5.4 million shares have been repurchased under these authorizations.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Our 2013 Notes limit the funds available to repurchase stock and currently we are prohibited from repurchasing stock.

Contractual obligations

There have been no material changes to our contractual obligations since our disclosure in our Annual Report on Form 10-K.  The following table summarizes our significant contractual cash obligations as of September 30, 2009.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010(1)	Fiscal 2011 and 2012	Fiscal 2013 and 2014	Thereafter

Long-term obligations (2)	$375,959	$18,186	$37,163	$320,610	$-
Operating lease obligations	4,417	1,793	2,579	45	-
Timber commitments	12,498	8,176	4,322	-	-
Other purchase commitments (3)	34,503	18,400	11,753	4,350	-
Total contractual cash obligations	$427,377	$46,555	$55,817	$325,005	$-
(1)	Cash obligations for the remainder of fiscal 2010.

(2)	Amounts include related interest payments. Interest payments of $4.5 million for variable debt are based on the effective annual rate as of September 30, 2009 of 1.7%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2009.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 15,  Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

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

See Part II, Item 7 — Critical Accounting Policies and Estimates and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report for accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.  These critical accounting policies include those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets.   There have not been any changes to our significant accounting policies or their application, thereof since we filed our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since June 30, 2009.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2009 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended September 30, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

Reference is made to the Indenture, dated June 11, 1998, among Buckeye Technologies Inc, the guarantors named therein and Bank of New York, Melon, as trustee, (filed as an exhibit to Form S-4 filed on July 16, 1998) relating to our 8% Senior Subordinated Notes due 2010 (the “2010 Notes”).  On July 31, 2009 we redeemed the 2010 Notes.  As a result of the redemption, the 2010 Note Indenture has been terminated.

PART II - OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: November 3, 2009

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: November 3, 2009

EXHIBIT INDEX

3.1
Amended and Restated By-laws of the Registrant, adapted and effective as of September 11, 2009 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated September 11, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer