Form 10-Q
period 2009-12-31
BUCKEYE TECHNOLOGIES INC
filed 2010-01-28
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                          (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 25, 2010, there were outstanding 38,766,116 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

Item 1.	Financial Statements
PART I - FINANCIAL INFORMATION

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net sales	$183,308	$184,665	$360,582	$405,958
Cost of goods sold	153,094	161,533	306,225	347,488
Gross margin	30,214	23,132	54,357	58,470

Selling, research and administrative expenses	11,181	11,266	22,730	23,476
Goodwill impairment loss	-	138,008	-	138,008
Amortization of intangibles and other	477	471	950	940
Alternative fuel mixture credits	(37,073)	-	(72,915)	-
Other operating income	(91)	-	(91)	-
Operating income (loss)	55,720	(126,613)	103,683	(103,954)

Net interest expense and amortization of debt costs	(4,621)	(7,469)	(9,910)	(14,907)
Gain on early extinguishment of debt	-	401	165	401
Gain (loss) on foreign exchange and other	(199)	213	(299)	(618)

Income (loss) before income taxes	50,900	(133,468)	93,639	(119,078)
Income tax expense (benefit)	4,616	(8,484)	8,123	(2,944)

Net income (loss)	$46,284	$(124,984)	$85,516	$(116,134)

Earnings (loss) per share
Basic	$1.19	$(3.23)	$2.21	$(3.00)
Diluted	$1.18	$(3.23)	$2.18	$(3.00)

Weighted average shares for earnings per share
Basic	38,752	38,670	38,739	38,688
Effect of diluted shares	530	-	470	-
Diluted	39,282	38,670	39,209	38,688

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2009	June 30 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,797	$22,061
Accounts receivable – net	120,420	111,292
Income tax and alternative fuel mixture credits receivable	64,814	9,374
Inventories – net	83,894	87,637
Deferred income taxes and other	6,290	6,507
Total current assets	296,215	236,871

Property, plant and equipment	1,125,345	1,091,313
Less accumulated depreciation	(594,985)	(564,724)
	530,360	526,589
Goodwill	2,425	2,425
Intellectual property and other, net	20,118	26,499
Total assets	$849,118	$792,384

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$26,780	$30,882
Accrued expenses	33,403	40,804
Current portion of long-term debt	19,000	-
Total current liabilities	79,183	71,686

Long-term debt	271,000	327,465
Accrued postretirement benefits	22,511	23,235
Deferred income taxes	46,988	48,399
Other liabilities	11,387	3,568
Stockholders’ equity	418,049	318,031
Total liabilities and stockholders’ equity	$849,118	$792,384

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31
	2009	2008
Operating activities
Net income (loss)	$85,516	$(116,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,824	24,769
Amortization	1,483	1,252
Gain on early extinguishment of debt	(165)	(401)
Deferred income taxes and other	(2,409)	(5,861)
Goodwill impairment loss	-	138,008
Excess tax benefit from stock based compensation	(16)	-
Changes in operating assets and liabilities:
Accounts receivable	(905)	11,580
Income tax and alternative fuel mixture credits receivable	(55,440)	-
Inventories	4,781	(9,381)
Other assets	689	323
Accounts payable and other current liabilities	(11,379)	(15,615)
Net cash provided by operating activities	44,979	28,540
Investing activities
Purchases of property, plant and equipment	(18,672)	(25,011)
Proceeds from State of Florida grant	7,381	-
Other	(153)	(73)
Net cash used in investing activities	(11,444)	(25,084)
Financing activities
Net borrowings under lines of credit	72,529	2,541
Payments on long-term debt and other	(110,000)	(5,358)
Excess tax benefit from stock based compensation	16	-
Purchase of treasury shares	-	(494)
Net proceeds from sale of equity interests	155	-
Net cash used in financing activities	(37,300)	(3,311)
Effect of foreign currency rate fluctuations on cash	2,501	(2,047)
Decrease in cash and cash equivalents	(1,264)	(1,902)
Cash and cash equivalents at beginning of period	22,061	10,393
Cash and cash equivalents at end of period	$20,797	$8,491

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on August 27, 2009 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification (“Codification”).  The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  We adopted ASU 2009-17 effective December 31, 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash,” (“ASU 2010-01”).  ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, “Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash.”  We adopted ASU 2010-01 effective December 31, 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification,” (“ASU 2010-02”).  ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses.  We adopted ASU 2010-02 effective December 31, 2009 and it did not have a material effect on our current financial statements.

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

Three Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$129,585	$60,241	$(6,518)	$183,308
	2008	137,739	56,841	(9,915)	184,665
Operating income (loss)	2009	16,246	4,560	34,914	55,720
	2008	11,339	1,506	(139,458)	(126,613)
Depreciation and amortization of	2009	7,411	3,668	929	12,008
intangibles	2008	8,060	3,497	940	12,497
Capital expenditures	2009	8,794	1,135	(19)	9,910
	2008	11,855	1,558	516	13,929

Six Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2009	$251,744	$122,969	$(14,131)	$360,582
	2008	302,718	122,703	(19,463)	405,958
Operating income (loss)	2009	24,783	9,704	69,196	103,683
	2008	31,457	5,099	(140,510)	(103,954)
Depreciation and amortization of	2009	14,451	7,475	1,850	23,776
intangibles	2008	16,408	7,542	1,759	25,709
Capital expenditures	2009	16,230	1,863	579	18,672
	2008	21,952	2,336	723	25,011

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, the impact of goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.

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

On March 19, 2009 the U.S. Internal Revenue Service (IRS) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $37,073 and $72,915 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three and six months ended December 31, 2009, respectively.  During the six months ended December 31, 2009 we received $2,868 in cash related to these credits and $5,581 related to prior period credits.  Of the $75,224 in income tax credits accumulated in fiscal 2010, approximately $21,000 will be realized in the current fiscal year as an offset to taxes due on income earned in the U.S., eliminating the need for quarterly estimated federal tax payments this fiscal year.  The remainder will be realized when we apply for our tax refund in fiscal 2011.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

NOTE 5:  MITIGATION BANK

In February 2002, we were issued a mitigation bank/environmental resource permit by the State of Florida to restore approximately 6,748 acres of property to wetlands.  As the three phases of the project are completed under this permit, credits are released that can be sold under the mitigation bank and an obligation is created to maintain the property as wetlands in perpetuity.

In 2005, we began construction on the first phase of the mitigation bank.  Since that time, we have completed two of the 3 phases covered under the permit.  Phase III will not commence before fiscal year 2013.  During fiscal years 2006 through 2009, we sold approximately 17 credits for $417.  As of December 31, 2009 we have recorded a long-term asset of $566 for mitigation bank credits and a long-term perpetual maintenance liability of $157.  The value of the asset on the balance sheet includes all costs associated with the construction required to return the property to wetlands, hydrologic monitoring, vegetation monitoring and the present value of the perpetual maintenance.  During the three months ended December 31, 2009, we recorded $91, which was net of expenses, in mitigation bank sales which are shown as other operating income on our consolidated statements of operations.

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

The components of inventory consist of the following:

	December 31 2009	June 30 2009

Raw materials	$20,176	$20,004
Finished goods	38,538	42,599
Storeroom and other supplies	25,180	25,034
	$83,894	$87,637

NOTE 7: GOODWILL

In accordance with GAAP, we perform a goodwill impairment analysis on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  Goodwill is reviewed annually for impairment in the fourth fiscal quarter.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows are consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

During our quarter ended December 31, 2008, based on the economic environment at that time and the steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, during the three months ended December 31, 2008, we recorded an impairment charge of $138,008 which represented our best estimate of the resulting goodwill impairment.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  Upon completion of this step, our original estimate did not change and therefore no change was required to the $138,008 non-cash goodwill impairment charge estimated and recorded in the second quarter of fiscal 2009.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units and determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.  There were no changes in the carrying amount of goodwill for the six months ended December 31, 2009.

NOTE 8:  DEBT

The components of long-term debt consist of the following:

	December 31 2009	June 30 2009

Senior Notes due 2013	$200,000	$200,000
Senior Subordinated Notes due 2010	-	110,444
Credit facility	90,000	17,021
	$290,000	$327,465

Senior Notes

Our 8.5% senior notes due October 1, 2013 (the “2013 Notes”) are unsecured obligations and are senior to any of our subordinated debt.  The 2013 Notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our credit facility.  The 2013 Notes became redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% to 100% of principal amount on or after October 1, 2011 (102.88% at December 31, 2009), together with accrued and unpaid interest to the date of redemption.

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

On January 4, 2010, we redeemed $35,000 of the 2013 Notes using a combination of $19,000 cash on hand and $16,000 in borrowings on our revolving credit facility.  See Note 16.

Senior Subordinated Notes

On July 31, 2009 we redeemed the remaining $110,000 then outstanding of 2010 Notes using borrowings on our revolving credit facility.  During the six months ended December 31, 2009 we recorded a $165 gain related to the early extinguishment of this debt, which was the net of the write-off of the related deferred financing costs and the remaining unamortized interest rate swap early termination fee.

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

The Credit Facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At December 31, 2009, we were in compliance with the financial covenants under the Credit Facility.

At December 31, 2009, we had $20,797 of cash and cash equivalents and we had $105,082 borrowing capacity under the Credit Facility.  The Credit Facility allows for a sublimit on letters of credit of $50,000.  As of December 31, 2009, $45,082 of the sublimit was unused.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.

NOTE 9:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The carrying value and fair value of long-term debt at December 31, 2009, were $290,000 and $295,750, respectively, and at June 30, 2009 were $327,465 and $311,362, respectively.  The fair value of the Credit Facility approximates its carrying value due to its variable interest rate.

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

	Fair Value Measurements at December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedge	$3	$-	$3	$-
Total assets	$3	$-	$3	$-

Liabilities:
Natural gas hedge	$1	$-	$1	$-
Euro currency hedge	256	-	256	-
Total liabilities	$257	$-	$257	$-

NOTE 10:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

We periodically use hedging to address the risk associated with non-functional currency (primarily Brazilian real and European euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow hedges and accounting for these hedge instruments requires that they be recorded on the balance sheet as either an asset or a liability measured at fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates on our consolidated statement of operations.  As of December 31, 2009, we had a euro currency forward contract with a value of ($256) that did not qualify for hedge accounting treatment.  As of June 30, 2009 we had a foreign currency contract that did not qualify for hedge accounting treatment with a value of $320 recorded in prepaid expenses and other on the balance sheet.

Interest Rate Swaps

In May 2001, we entered into an interest rate swap relative to $100,000 of our 2010 notes.  The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%.  This arrangement qualified as a fair value hedge.  As such, the net effect from the interest rate swap was recorded as part of interest expense.  On October 15, 2003, the swap counter party exercised its right to terminate the swap and paid us $4,000 as an early termination fee, which was being amortized as a reduction to interest expense through October 15, 2010.  At June 30, 2009, the unamortized portion of the termination fee was recorded as an increase in debt of $541.  On July 31, 2009, the remaining $506 was recorded as a gain on early extinguishment of debt when we redeemed the remaining 2010 Notes.  During the three and six months ended December 31, 2008, the swap reduced our interest expense by $144 and $253, respectively.

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

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of December 31, 2009 and June 30, 2009 we had contracts in place to purchase 101,379 million BTUs and 359,220 million BTUs of natural gas at various fixed prices through May 2010, respectively.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $2 in net gains in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 12/31/09	Fair Value at 6/30/09	Fair Value at 12/31/09	Fair Value at 6/30/09
Natural gas hedges	Accrued expenses	$3	$-	$1	$234
Interest rate swap	Accrued expenses	-	-	-	320
Total derivatives designated as hedging instruments		$3	$-	$1	$554

The following tables present the impact of derivative instruments, net of tax, and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008	2009	2008
Natural gas hedges	$193	$697	$(149)	$149	$-	$-
Interest rate swap	-	(198)	-	106	-	-
Total	$193	$499	$(149)	$255	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to interest rate swaps are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Six months ended December 31,
	Classification of (gains) or losses	2009	2008
Foreign currency swap	Foreign exchange and other	$(31)	$-

NOTE 11:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Net income	$46,284	$(124,984)	$85,516	$(116,134)
Foreign currency translation adjustments – net	1,173	(35,449)	12,983	(61,540)
Unrealized gains (losses) on hedging activities - net	31	(177)	149	(255)
Comprehensive income (loss), net of tax	$47,488	$(160,610)	$98,648	$(177,929)

For the three and six months ended December 31, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($1,581) and $1,734, the Brazilian real of $1,639 and $6,545 and the Canadian dollar of $1,115 and $4,704, respectively.

For the three and six months ended December 31, 2008, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($2,466) and ($11,468), the Brazilian real of ($12,029) and ($24,114) and the Canadian dollar of ($20,954) and ($25,958), respectively.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2009	$(147)	$35,637	$(1,789)	$33,701
Changes in value	298	12,983	-	13,281
Reclassification into earnings	(149)	-	-	(149)
Balance at December 31, 2009	$2	$48,620	$(1,789)	$46,833

NOTE 12:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2009, we remain subject to examinations of our U.S. federal and state income tax returns for 2002 through 2009, Canadian income tax returns for 2002 through 2009 and German tax filings for 2004 through 2009.

During the three months ended December 31, 2009, we claimed the alternative fuel mixture credits as income tax credits on the federal income tax return to be filed for 2010.  During the six months ended December 31, 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three and six months ended December 31, 2009, we recorded a tax benefit of $13,396 and $25,207, respectively due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

Our effective tax rate for the three and six month periods ended December 31, 2009 was 9.1% and 8.7%, respectively.  Our effective tax rate for the same periods in 2008 was 6.4% and 2.5%, respectively.  We recorded a $138,008 goodwill impairment charge in the three months ended December 31, 2008.  Accordingly, we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Expected tax expense (benefit) at 35%	$17,816	$(46,714)	$32,774	$(41,677)
Nondeductible goodwill impairment charge	-	37,892	-	37,892
Alternative fuel mixture credits	(13,396)	-	(25,207)	-
Effect of foreign operations	433	391	759	1,167
Other	(237)	(53)	(203)	(326)
Income tax expense (benefit)	$4,616	$(8,484)	$8,123	$(2,944)

NOTE 13:  EMPLOYEE BENEFIT PLANS

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

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Service cost for benefits earned	$101	$121	$202	$241
Interest cost on benefit obligation	350	374	700	747
Amortization of unrecognized prior service cost	(247)	(251)	(494)	(502)
Actuarial loss	31	69	62	139
Total cost	$235	$313	$470	$625

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

NOTE 14:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our $45,000 Foley Energy Project which had been put on hold in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Florida facility.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  We have recorded this cash incentive in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  For the three months ended December 31, 2009 we have reclassified $1,529.  When the project is complete, we will amortize the $7,381 over the life of the equipment.

NOTE 15:  CONTINGENCIES

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

In August 2005, FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (NPDES) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (TMDL) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  In addition, we also have filed petitions with the FDEP for the establishment of Site-Specific Alternative Water Quality Criteria (SSAC), which petitions must be approved by the EPA. The additional studies necessary to support revisions to the permit have been completed.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

On November 4, 2009, our Americana, Brazil facility received an Infraction Document from the São Paulo State Tax Authority, related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,507 at December 31, 2009 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objection will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

We are involved in certain legal actions and claims arising in the ordinary course of business.  It is the opinion of management that such litigation and claims will be resolved without a materially adverse effect on our financial statements as a whole.

NOTE 16:  SUBSEQUENT EVENTS

We have evaluated events and transactions subsequent to December 31, 2009 through January 28, 2009, the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.  We have identified the following events that occurred subsequent to December 31, 2009.

On January 4, 2010, we redeemed $35,000 of the 2013 Notes using a combination of $19,000 cash on hand and $16,000 in borrowings on our revolving credit facility.

In January 2010, we began to implement a restructuring plan to reduce selling, research and administrative costs and to transfer employees to manufacturing sites to fill vacant positions and therefore minimize the need for outside hiring.

NOTE 17:  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$22,967	$125,048	$42,688	$(7,395)	$183,308
Cost of goods sold	19,370	101,408	39,125	(6,809)	153,094
Gross margin	3,597	23,640	3,563	(586)	30,214

Selling, research and administrative expenses, and other	(3,866)	12,813	2,620	-	11,567
Alternative fuel mixture credits	-	(37,073)	-	-	(37,073)

Operating income (loss)	7,463	47,900	943	(586)	55,720

Other income (expense):
Net interest income (expense) and amortization of debt costs	(5,000)	398	(19)	-	(4,621)
Other income (expense), including equity in income (loss) in affiliates	30,020	(2)	(113)	(30,104)	(199)
Intercompany interest income (expense)	6,840	(6,104)	(736)	-	-

Income (loss) before income taxes	39,323	42,192	75	(30,690)	50,900

Income tax expense (benefit)	(6,961)	22,354	272	(11,049)	4,616

Net income (loss)	$46,284	$19,838	$(197)	$(19,641)	$46,284

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$40,673	$250,840	$85,188	$(16,119)	$360,582
Cost of goods sold	37,692	207,012	77,048	(15,527)	306,225
Gross margin	2,981	43,828	8,140	(592)	54,357

Selling, research and administrative expenses, and other	(7,448)	25,756	5,281	-	23,589
Alternative fuel mixture credits	-	(72,915)	-	-	(72,915)

Operating income (loss)	10,429	90,987	2,859	(592)	103,683

Other income (expense):
Net interest income (expense) and amortization of debt costs	(10,637)	741	(14)	-	(9,910)
Other income (expense), including equity in income (loss) in affiliates	81,343	31	(439)	(81,069)	(134)
Intercompany interest income (expense)	13,700	(12,236)	(1,464)	-	-

Income (loss) before income taxes	94,835	79,523	942	(81,661)	93,639

Income tax expense (benefit)	9,319	27,300	902	(29,398)	8,123

Net income (loss)	$85,516	$52,223	$40	$(52,263)	$85,516

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$26,414	$132,816	$36,355	$(10,920)	$184,665
Cost of goods sold	25,652	112,160	34,515	(10,794)	161,533
Gross margin	762	20,656	1,840	(126)	23,132

Selling, research and administrative expenses, and other	(3,528)	12,991	2,274	-	11,737
Goodwill impairment loss	20,230	24,922	92,856	-	138,008

Operating loss	(15,940)	(17,257)	(93,290)	(126)	(126,613)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(7,889)	358	62	-	(7,469)
Other income (expense), including equity in income (loss) in affiliates	(205,966)	(197)	343	206,434	614
Intercompany interest income (expense)	7,719	(6,703)	(1,016)	-	-

Income (loss) before income taxes	(222,076)	(23,799)	(93,901)	206,308	(133,468)

Income tax expense (benefit)	(96,890)	639	(4,357)	92,124	(8,484)

Net income (loss)	$(125,186)	$(24,438)	$(89,544)	$114,184	$(124,984)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$62,685	$277,341	$87,548	$(21,616)	$405,958
Cost of goods sold	59,456	228,125	81,897	(21,990)	347,488
Gross margin	3,229	49,216	5,651	374	58,470

Selling, research and administrative expenses, and other	(7,665)	26,748	5,333	-	24,416
Goodwill impairment loss	20,230	24,922	92,856	-	138,008

Operating income (loss)	(9,336)	(2,454)	(92,538)	374	(103,954)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(15,646)	639	100	-	(14,907)
Other income (expense), including equity in income (loss) in affiliates	(199,234)	(273)	(444)	199,734	(217)
Intercompany interest income (expense)	15,437	(13,244)	(2,193)	-	-

Income (loss) before income taxes	(208,779)	(15,332)	(95,075)	200,108	(119,078)

Income tax expense (benefit)	(92,442)	3,434	(3,985)	90,049	(2,944)

Net income (loss)	$(116,337)	$(18,766)	$(91,090)	$110,059	$(116,134)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,350	$3	$6,444	$-	$20,797
Accounts receivable, net	43,779	42,119	34,522	-	120,420
Income tax and alternative fuel mixture credits receivable	-	64,814	-	-	64,814
Inventories, net	12,418	53,387	18,414	(325)	83,894
Other current assets	(75)	4,875	1,490	-	6,290
Intercompany accounts receivable	-	216,012	16,653	(232,665)	-
Total current assets	70,472	381,210	77,523	(232,990)	296,215

Property, plant and equipment, net	57,440	337,139	135,781	-	530,360
Goodwill and intangibles, net	13,980	2,425	-	-	16,405
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	388,271	301,610	99,132	(782,875)	6,138
Total assets	$893,880	$1,022,384	$312,436	$(1,379,582)	$849,118

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$1,705	$17,743	$7,332	$-	$26,780
Other current liabilities	(52,223)	81,700	3,927	(1)	33,403
Intercompany accounts payable	232,665	-	-	(232,665)	-
Current portion of long-term debt	19,000	-	-	-	19,000
Total current liabilities	201,147	99,443	11,259	(232,666)	79,183

Long-term debt	271,000	-	-	-	271,000
Deferred income taxes	(5,414)	44,654	7,748	-	46,988
Other long-term liabilities	9,098	22,907	1,893	-	33,898
Intercompany notes payable	-	261,839	101,878	(363,717)	-
Stockholders’/invested equity	418,049	593,541	189,658	(783,199)	418,049
Total liabilities and stockholders’ equity	$893,880	$1,022,384	$312,436	$(1,379,582)	$849,118

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,138	$4	$20,919	$-	$22,061
Accounts receivable, net	18,644	63,522	29,126	-	111,292
Income tax and alternative fuel mixture credits receivable	9,374	-	-	-	9,374
Inventories, net	17,325	53,722	16,931	(341)	87,637
Other current assets	332	5,156	1,019	-	6,507
Intercompany accounts receivable	-	131,302	-	(131,302)	-
Total current assets	46,813	253,706	67,995	(131,643)	236,871

Property, plant and equipment, net	58,821	336,836	130,932	-	526,589
Goodwill and intangibles, net	14,845	2,425	-	-	17,270
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	328,471	267,118	103,781	(687,716)	11,654
Total assets	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,856	$18,295	$7,731	$-	$30,882
Other current liabilities	29,105	5,190	6,510	(1)	40,804
Intercompany accounts payable	127,923	-	3,379	(131,302)	-
Total current liabilities	161,884	23,485	17,620	(131,303)	71,686

Long-term debt	327,465	-	-	-	327,465
Deferred income taxes	(3,862)	44,251	8,010	-	48,399
Other long-term liabilities	9,149	15,802	1,852	-	26,803
Intercompany notes payable	-	268,991	94,726	(363,717)	-
Stockholders’/invested equity	318,031	507,556	180,500	(688,056)	318,031
Total liabilities and stockholders’ equity	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operations	$51,428	$10,042	$(16,491)	$44,979

Investing activities:
Purchases of property, plant and equipment	(916)	(17,263)	(493)	(18,672)
Proceeds from State of Florida grant	-	7,381	-	7,381
Other	-	(161)	8	(153)
Net cash used in investing activities	(916)	(10,043)	(485)	(11,444)

Financing activities
Net borrowings under lines of credit	72,529	-	-	72,529
Net payments on long-term debt and other	(109,829)	-	-	(109,829)
Net cash used in financing activities	(37,300)	-	-	(37,300)

Effect of foreign currency rate fluctuations on cash	-	-	2,501	2,501

Increase (decrease) in cash and cash equivalents	13,212	(1)	(14,475)	(1,264)
Cash and cash equivalents at beginning of period	1,138	4	20,919	22,061
Cash and cash equivalents at end of period	$14,350	$3	$6,444	$20,797

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2008

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$4,507	$21,782	$2,251	$28,540

Investing activities:
Purchases of property, plant and equipment	(1,754)	(21,485)	(1,772)	(25,011)
Other	-	(73)	-	(73)
Net cash used in investing activities	(1,754)	(21,558)	(1,772)	(25,084)

Financing activities
Net borrowings (payments) under lines of credit	2,612	-	(71)	2,541
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Purchase of treasury shares	(494)	-	-	(494)
Net cash used in financing activities	(2,882)	(358)	(71)	(3,311)

Effect of foreign currency rate fluctuations on cash	-	-	(2,047)	(2,047)

Decrease in cash and cash equivalents	(129)	(134)	(1,639)	(1,902)
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$362	$3	$8,126	$8,491

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years (e.g., “2010”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and six months ended December 31, 2009 to the three and six months ended December 31, 2008.

Except for specific historical information, many of the matters discussed in this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow to pay down debt, optimizing capacity utilization, investing in the Foley Energy Project and identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.

Net sales for the three months ended December 31, 2009 were only down $1.4 million, or less than 1%, compared to the same period in 2008, which was the quarter in which the recession began to negatively impact our business.  Shipment volume was up 9% year over year, as demand has recovered in many of our markets, but the benefit of higher volumes was offset by the impact of lower selling prices, which were down by 9% on the average.  While our specialty wood fibers business is currently benefiting from high demand and increasing prices for viscose staple fiber for the textile industry, particularly in China, shipment volumes for our cotton specialty fibers plants are constrained due to competition for raw cotton linters.  During the six months ended December 31, 2009, sales were down $45.4 million, or 11%, versus the same period in 2008.  Shipment volume was up slightly (+1%) year over year, but sales were down due to lower selling price and unfavorable product mix.

Operating income for the three months ended December 31, 2009 was $55.7 million, which was up $182.3 million compared to the same period in 2008.  Income from the alternative fuel mixture credits was $37.1 million compared to zero in the year ago quarter.  During the three months ended December 31, 2008 we recorded a non-cash goodwill impairment loss of $138.0 million.  The remaining $7.2 million improvement was largely due to higher shipment volumes and the resulting improvement in capacity utilization.  Raw material, chemical, energy and transportation costs were all down significantly compared to the year ago quarter, collectively accounting for an approximate $21 million reduction in cost of goods sold which slightly exceeded the $20 million negative impact of selling price reductions.  The big drivers behind the $21 million reduction in input costs were lower costs for cotton linters, fluff pulp and other raw materials used by our nonwovens segment, natural gas, caustic soda and freight.  While our costs for caustic and cotton linters continued their downward trend during the October-December quarter, raw material costs for our nonwovens business have reversed direction and have started to rise, and energy costs stayed flat.  So far, in 2010, we are only experiencing moderate input increases, with the exception of significant escalation in the cost of cotton linters and higher costs for fluff pulp used as a raw material by our nonwovens segment.  Our cost pass-through mechanism for our specialty wood pulp prices provides us with an important offset, and we have similar cost pass-through mechanisms in nonwovens.

For the six months ended December 31, 2009, operating income improved by $207.6 million.  The improvement was based on income from the alternative fuel mixture credits of $72.9 million compared to zero last year and the goodwill impairment loss in 2008 of $138.0 million.  The remaining $3.3 million reduction in operating income was due the fact that lower input costs of $42 million were not quite enough to offset the impact of lower prices and unfavorable product mix.

During the six months ended December 31, 2009 we reduced staffing at our Memphis Plant, aligning capacity utilization with current market conditions.  There were approximately $0.8 million in severance costs recognized during the period relating to this staffing reduction.  Over the past 12 months, we have reduced staffing at our cotton specialty fibers plants by a combined total of 56 employees or about a 20% reduction, and have reduced direct cost spending at the Memphis plant by about $2.0 million per quarter.

Net earnings for the three months ended December 31, 2009 of $46.3 million or $1.18 per diluted share, were up $171.3 million or $4.41 per diluted share compared to the same period in 2008.  The alternative fuel mixtures credits accounted for $37.5 million or $0.96 per diluted share of this improvement.  During the three months ended December 31, 2008 the goodwill impairment loss we recorded had a negative impact of $127.6 million on net earnings or $3.30 per diluted share.  Net interest expense for the quarter was down $2.8 million, accounting for an additional earnings improvement of $1.9 million or $0.05 per diluted share.  The impact of higher shipment volumes and improved capacity utilization discussed above explain the rest of the quarter over quarter change in net earnings.

Net earnings for the six months ended December 31, 2009 of $85.5million or $2.18 per diluted share, were up $201.7 million or $5.18 per diluted share compared to the same period in 2008.  The alternative fuel mixtures credits accounted for $72.6 million or $1.85 per diluted share of this improvement.  After accounting for the goodwill impairment loss of $127.6 million or $3.30 per diluted share, the year over year improvement was $1.5 million or $0.03 per diluted share.  Net interest expense for the year was down $5.0 million, accounting for an additional earnings improvement of $3.3 million or $0.08 per diluted share.  The impact of the lower gross margin and favorable selling, research and administrative expenses explain the rest of the year over year change in earnings.

Net cash provided by operating activities of $45.0 million and lower capital expenditures relative to the same period last year, enabled us to reduce debt by $37.5 million in the six months ended December 31, 2009.  The $45.0 million included a $16.6 million benefit from the alternative fuel mixtures credit (AFMC) from cash refunds of $8.4 million received during this period plus the absence of any quarterly estimated federal tax payments due to the income tax credits generated by the AFMC.

On January 4, 2010, we redeemed $35 million of our 8.5% senior notes due 2013 (the “2013 Notes”) using cash on hand and borrowings under our credit facility.  This redemption will reduce our interest cost by an additional $0.6 million each quarter, assuming variable interest rates remain close to their current levels.  Our debt target for the end of our 2010 fiscal year remains at $275 million, but we expect to generate sufficient cash flow during the current quarter which should put us at or near our $275 million target by the end of March.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and six months ended December 31, 2009 and 2008.

(millions)	Three Months Ended December 31
	2009	2008	Change	% Change
Net sales	$183.3	$184.7	$(1.4)	(0.7)%
Cost of goods sold	153.1	161.5	(8.4)	(5.2)%
Gross margin	30.2	23.2	7.0	30.2%
Selling, research and administrative expenses	11.2	11.3	(0.1)	(0.9)%
Goodwill impairment	-	138.0	(138.0)	(100.0)%
Amortization of intangibles and other	0.5	0.5	-	-
Alternative fuel mixture credits	(37.1)	-	(37.1)	(100.0)%
Other operating income	(0.1)	-	(0.1)	(100.0)%
Operating income (loss)	$55.7	$(126.6)	$182.3	144.0%

(millions)	Six Months Ended December 31
	2009	2008	Change	% Change
Net sales	$360.6	$406.0	$(45.4)	(11.2)%
Cost of goods sold	306.2	347.5	(41.3)	(11.9)%
Gross margin	54.4	58.5	(4.1)	(7.0)%
Selling, research and administrative expenses	22.7	23.5	(0.8)	(3.4)%
Goodwill impairment	-	138.0	(138.0)	(100.0)%
Amortization of intangibles and other	1.0	0.9	0.1	11.1%
Alternative fuel mixture credits	(72.9)	-	(72.9)	(100.0)%
Other operating income	(0.1)	-	(0.1)	(100.0)
Operating income (loss)	$103.7	$(103.9)	$207.6	(199.8)%

Net sales for the three months ended December 31, 2009 were slightly lower than in  the comparable prior year period.  Lower pricing in both segments and unfavorable mix in specialty fibers were mostly offset by higher volume in both segments and favorable currency exchange rates in Europe.  For the six months ended December 31, 2009 versus the prior year comparable period, net sales decreased  primarily due to lower shipment volume in cotton specialty fibers, lower selling prices overall, and unfavorable product mix in wood specialty fibers.  These unfavorable items were partially offset by higher shipment volume in both wood specialty fibers and nonwovens and favorable currency exchange rates in Europe.

Gross margin was higher for the three months ended December 31, 2009 versus the same period in 2008.  The improvement was largely due to higher shipment volumes and the resulting improvement in capacity utilization.  Raw material, chemical, energy and transportation costs were all down significantly compared to the year ago quarter, collectively accounting for an approximate $21 million reduction in cost of goods sold which slightly exceeded the $20 million negative impact of selling price reductions.  For the six months ended December 31, 2009 gross margin was lower versus the same period in 2008.  The impact of lower sales prices were partially offset by lower raw material, energy, chemical and transportation costs.  In addition, direct cost spending was reduced , particularly at the cotton specialty fibers plants, where we have reduced headcount by a combined total of 56 employees, or about a 20% reduction, over the past 12 months.

We recorded $37.1 million and $72.9 million, respectively, in alternative fuel mixture credits, which were net of expenses, in our consolidated statements of operations related to credits earned for the three and six months ended December 31, 2009.  During the six months ended December 31, 2009 we received $2.9 million in cash related to these credits and $5.6 million related to prior period credits.  Of the $75.2 million in income tax credits accumulated in fiscal 2010, approximately $21.0 million will be realized in the current fiscal year as an offset to taxes due on income earned in the U.S., eliminating the need for quarterly estimated federal tax payments this fiscal year.  The remainder will be realized when we apply for our tax refund in fiscal 2011.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the Internal Revenue Service (“IRS”).

Selling, research and administrative expenses decreased slightly for both the three and six months ended December 31, 2009 versus the same period in the prior year.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and six months ended December 31, 2009 and 2008.

(millions)	Three Months Ended December 31
	2009	2008	Change	% Change
Net sales	$129.6	$137.7	$(8.1)	(5.9)%
Operating income	16.2	11.3	4.9	43.4%

(millions)	Six Months Ended December 31
	2009	2008	Change	% Change
Net sales	$251.7	$302.7	$(51.0)	(16.8)%
Operating income	24.8	31.5	(6.7)	(21.3)%

Net sales were down for the three and six months ended December 31, 2009 versus the comparable prior year periods.  Average selling prices were down by approximately 11% for high end specialty products for both the three and six months periods due to lower prices and  unfavorable product mix.  Fluff pulp pricing decreased by $126 per ton and $145 per ton, respectively, compared to the three and six month periods a year ago.  Prices for high-end specialty wood grades were down 7% and 4%, respectively, compared to the three and six month periods a year ago primarily due to cost pass-through provisions included in our annual sales agreements.  Prices for specialty cotton grades were down 13% and 12% respectively, compared to the three and six month periods a year ago, reflecting lower costs for cotton linters.  Our costs for cotton linters are now on the rise again due to strong demand coming from the Chinese viscose staple fiber market.  Shipment volume for the specialty fibers segment was up 9% compared to the same quarter a year ago, with higher shipments in both specialty cotton and specialty wood fibers.  Shipment volume for the six month period versus the same period a year ago were up for specialty wood fibers by 6%, but were lower by 22% for specialty cotton fibers.

Operating income increased by $4.9 million or 43% for the three months ended December 31, 2009 versus the prior year comparable period.  The specialty cotton fibers plants contributed $4.3 million to this improvement, even after passing through reductions in raw material costs to our customers through lower selling prices, due to lower chemicals and energy costs, and headcount and other cost reductions at the Memphis plant.  For the six months ended December 31, 2009 versus the prior year comparable period, lower costs partially offset the lower sales.  The lower costs were comprised mainly of the following: raw material costs ($11.3 million), chemical costs ($7.4 million), energy costs ($7.8 million), transportation costs ($5.0 million), and direct cost spending ($5.6 million).  For the six months ended December 31, 2009, operating income was down $6.7 million versus the prior year comparable period.  While the specialty cotton fibers plants improved their operating income by $3 million for the same reasons mentioned above for the three month period, operating income at our Foley specialty wood fibers mill was down $10 million year over year for this period, largely due to unfavorable product mix.  Due to weakness in some of the markets we traditionally supply, we have taken advantage of the flexible capabilities of this mill to shift volume into the viscose staple fiber market at prices, which were at the time significantly lower than prices in our traditional markets.  It is interesting to note, however, that in our third quarter, prices for dissolving wood pulp sold into the viscose staple fiber market have increased to the point that they are comparable to price levels in our traditional markets.

During the three months ended December 31, 2009, we again began to experience raw material availability issues at our Memphis and Americana, Brazil specialty fibers plants due to strong competing demand from China.  We have limited production at our Americana and Memphis specialty fibers facilities because of raw material constraints.  For the near term, this raw material availability will limit growth and increase our production costs.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and six months ended December 31, 2009 and 2008.

(millions)	Three Months Ended December 31
	2009	2008	Change	% Change
Net sales	$60.2	$56.8	$3.4	6.0%
Operating income	4.6	1.5	3.1	206.7%

(millions)	Six Months Ended December 31
	2009	2008	Change	% Change
Net sales	$123.0	$122.7	$0.3	0.2%
Operating income	9.7	5.1	4.6	90.2%

Nonwoven materials sales increased during the three and six months ended December 31, 2009 versus the prior year comparable periods.  Higher sales volume (7% for the quarter and 5% for the six months) and favorable currency exchange rates were partially offset by lower prices and unfavorable product mix.  For the three month period, sales volume was up 15% in Europe and 4% in North America.  We saw volume increase in all of our key markets, including wipes, feminine hygiene and table top products.

Operating income increased by $3.1 million or 207% for the three months ended December 31, 2009 versus the comparable prior year period, primarily due to higher shipment volumes and the resulting improvement in capacity utilization.   Operating margin improved from 2.6% of sales to 7.6% of sales between the two periods.  Lower costs for fluff pulp, other raw materials and energy slightly exceeded the negative impact of selling price reductions compared to the year ago quarter.  For the six months ended December 31, 2009, operating income was up $4.6 million and operating margin improved from 4.2% to 7.9% versus the comparable prior year period.  This increase in operating income is explained by higher shipment volumes and the resulting improvement in capacity utilization and lower costs for raw material, energy and freight which more than offset the impact of lower selling prices.  We will be completing an investment of $1.5 million in our Gaston county, North Carolina airlaid plant in the current quarter which will add capability to this plant and increase its capacity to supply the rapidly growing market for premium wipes.  This investment will allow us to improve the capacity utilization rate for this plant over the coming year.

Corporate

The following tables compare corporate net sales and operating loss for the three and six months ended December 31, 2009 and 2008.

(millions)	Three Months Ended December 31
	2009	2008	Change	% Change
Net sales	$(6.5)	$(9.9)	$3.4	34.3%
Operating income (loss)	34.9	(139.5)	174.4	125.0%

(millions)	Six Months Ended December 31
	2009	2008	Change	% Change
Net sales	$(14.1)	$(19.5)	$5.4	27.7%
Operating income (loss)	69.2	(140.5)	209.7	149.3

The operating income (loss) for the three and six months ended December 31 consists of:

	Three Months Ended December 31		Six Months Ended December 31
(millions)	2009	2008	2009	2008
Unallocated at-risk compensation	$(0.9)	$(0.4)	$(1.5)	$(1.0)
Unallocated stock-based compensation	(0.7)	(0.4)	(1.3)	(0.9)
Goodwill impairment	-	(138.0)	-	(138.0)
Intellectual property amortization	(0.5)	(0.5)	(0.9)	(0.9)
Gross margin on intercompany sales	(0.1)	(0.2)	-	0.3
Alternative fuel mixture credits	37.1	-	72.9	-
	$34.9	$(139.5)	$69.2	$(140.5)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.8 million and $5.0 million for the three and six months ending December 31, 2009, respectively, versus the prior year comparable periods.  Net interest expense decreased due to debt reduction of $101.3 million at December 31, 2009 versus December 31, 2008 and lower average interest rates of approximately 100 basis points (for the three month period) and 90 basis points (for the six month period).  The early retirement of our 8% notes on July 31, 2009 and refinancing of these notes using our credit facility, which bears an interest rate of LIBOR plus 125 basis points, accounts for approximately $1.7 million for the quarter and $2.9 million for the six months of the year over year reduction in net interest expense and amortization of debt costs.  The weighted average effective interest rate on our variable rate debt, which totaled $90.0 million at December 31, 2009 decreased from 4.6% at December 31, 2008 to 1.5% at December 31, 2009.

Income tax

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2009, we remain subject to examinations of our U.S. federal and state income tax returns for 2002 through 2009, Canadian income tax returns for 2002 through 2009 and German tax filings for 2004 through 2009.

During the three months ended December 31, 2009, we claimed the alternative fuel mixture credits as income tax credits on the federal income tax return to be filed for 2010.  During the six months ended December 31, 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three and six months ended December 31, 2009, we recorded a tax benefit of $13.4 million and $25.2 million, respectively due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

Our effective tax rate for the three and six month periods ended December 31, 2009 was 9.1% and 8.7%, respectively.  Our effective tax rate for the comparable periods in 2008 was 6.4% and 2.5%, respectively.  During the three month period ended December 31, 2008, we recorded a $138.0 million goodwill impairment charge, which resulted in  a tax benefit of $10.4 million.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing:  a senior secured credit facility and senior notes.  Our senior secured credit facility and senior notes contain various covenants.  We were in compliance with these covenants as of December 31, 2009, and believe we will continue to remain in compliance for the duration of these financing sources.  Our 8.5% senior notes due 2013 (the “2013 Notes”) limit the amount of funds we can use to make dividend payments and repurchase stock.  The amount of funds available for these purposes includes 50% of net income or losses since October 2003.  As of the date of this filing, $18.5 million was available.

On December 31, 2009, we had $20.8 million of cash and cash equivalents and $105.1 million in borrowing capacity on our revolving credit facility.  As of December 31, 2009, our liquidity, including available borrowings and cash and cash equivalents, was $125.9 million.

We recorded $37.1 million and $72.9 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three and six months ended December 31, 2009, respectively.  During the six months ended December 31, 2009 we received $2.9 million in cash related to these credits and $5.6 million related to prior period credits.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Cash Flow

The following table provides a summary of cash flows for the six month periods ended December 31, 2009 and December 31, 2008.

	Six Months Ended December 31
(millions)	2009	2008
Operating activities:
Net income (loss)	$85.5	$(116.1)
Noncash charges and credits, net	21.7	157.7
Changes in operating assets and liabilities, net	(62.2)	(13.1)
Net cash provided by operating activities	45.0	28.5

Investing activities:
Purchases of property, plant and equipment	(18.7)	(25.0)
Other investing activities	7.2	(0.1)
Net cash used in investing activities	(11.5)	(25.1)

Financing activities:
Net borrowings under lines of credit	72.5	2.5
Net payments on long-term debt and other	(110.0)	(5.3)
Net proceeds from sale of equity interests	0.2	-
Purchase of treasury shares	-	(0.5)
Net cash used in financing activities	(37.3)	(3.3)

Effect of foreign currency rate fluctuations on cash	2.5	(2.0)

Net decrease in cash and cash equivalents	$(1.3)	$(1.9)

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2009 was $16.5 million more than for the same period in 2008.  The majority of the increase was due to the alternative fuel mixture credits, which contributed $16.6 million toward net cash provided by operating activities during this period.

Net cash used in investing activities

Purchases of property, plant and equipment decreased $6.3 million during the six months ended December 31, 2009 versus the same period in 2008.  Spending on the Foley Energy Project accounted for $5.4 million of our capital spending for the six months ended December 31, 2009 versus $8.2 million in the comparable prior year period.  The entire amount of spending through the six months ended December 31, 2009 was financed by the $7.4 million State of Florida grant received in September.  Through December 31, 2009, we have spent $23.6 million of this three-year, $45 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year, and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  On September 30, 2009, we received a $7.4 million grant from the State of Florida that will help us fund this energy project.  We anticipate spending an additional $10 - $12 million on this energy project during our current fiscal year.

Net cash used in financing activities

On July 31, 2009, we redeemed the remaining $110 million of our 2010 Notes using borrowings under our credit facility.

Treasury shares

From 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  At December 31, 2009, a total of 5.4 million shares have been repurchased under these authorizations which leaves 5.6 million authorized repurchases remaining.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  There were no shares repurchased during the three or six months ended December 31, 2009.  A total of 0.1 million shares were repurchased during 2009, 0.3 million were repurchased in 2008 and the remaining 5.0 million were repurchased prior to 2002.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2009.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010(1)	Fiscal 2011 and 2012	Fiscal 2013 and 2014	Thereafter

Long-term obligations (2)	$361.5	$37.4	$27.5	$296.6	$-
Operating lease obligations	4.0	1.4	2.6	-	-
Timber commitments	9.6	5.4	4.2	-	-
Other purchase commitments (3)	30.2	13.7	12.1	4.4	-
Total contractual cash obligations	$405.3	$57.9	$46.4	$301.0	$-
(1)	Cash obligations for the remainder of fiscal 2010.

(2)	Amounts include related interest payments. Interest payments of $3.5 million for variable debt are based on the effective annual rate as of December 31, 2009 of 1.5%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements.  Management bases these estimates and assumptions considering historical data and trends, current fact patterns, expectations and other sources of information they believe are reasonable. In many cases, there are alternative policies or estimation techniques that could be used.  We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements.  However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

See Part II, Item 7 — Critical Accounting Policies and Estimates and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report for accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.  These critical accounting policies include those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets.   There have not been any changes to our significant accounting policies or the application thereof since we filed our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  Except as set forth in the following sentence, there have been no material changes in our quantitative and qualitative market risks since June 30, 2009.  During the three month period ended December 31, 2009, we began to experience raw material availability issues at our Memphis and Americana, Brazil specialty fibers plants.  We have limited production at our Americana and Memphis specialty fibers facilities due to availability and price of raw cotton linters.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2009 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended December 31, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On November 5, 2009, we held our Annual Meeting of Stockholders.  Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Directors are elected to serve for a three-year term and until his or her successor is elected and qualified,  At the Annual Meeting Red Cavaney, John B. Crowe, and David B. Ferraro were each re-elected as Class II directors.  For Mr. Cavaney, 35,265,007 votes were cast in favor and 1,537,439 votes were withheld.  For Mr. Crowe, 35,096,603 votes were cast in favor and 1,705,843 were withheld.  For Mr. Ferraro, 35,637,144 votes were cast in favor and 1,165,302 were withheld.

At the Annual Meeting, the stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm. 35,401,526 votes were cast in favor of the ratification, 1,372,365 were cast against and 28,555 votes abstained.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: January 28, 2010

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: January 28, 2010

EXHIBIT INDEX

10.1
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 26, 2009 and filed with the Commission on October 27, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer