Form 10-Q
period 2010-03-31
BUCKEYE TECHNOLOGIES INC
filed 2010-04-30
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                          (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of April 28, 2010, there were outstanding 39,241,498 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Net sales	$190,714	$171,635	$551,296	$577,593
Cost of goods sold	157,567	147,765	463,028	495,253
Gross margin	33,147	23,870	88,268	82,340

Selling, research and administrative expenses	11,985	10,601	34,666	34,077
Amortization of intangibles and other	472	465	1,422	1,405
Goodwill impairment loss	-	-	-	138,008
Restructuring costs	2,395	-	3,209	-
Alternative fuel mixture credits	(4,762)	-	(77,677)	-
Other operating income	(633)	-	(724)	-
Operating income (loss)	23,690	12,804	127,372	(91,150)

Net interest expense and amortization of debt costs	(3,920)	(7,206)	(13,830)	(22,113)
Gain (loss) on early extinguishment of debt	(1,537)	-	(1,372)	401
Gain (loss) on foreign exchange and other	(421)	100	(720)	(518)

Income (loss) before income taxes	17,812	5,698	111,450	(113,380)
Income tax expense (benefit)	(1,531)	1,412	6,592	(1,532)

Net income (loss)	$19,343	$4,286	$104,858	$(111,848)

Earnings (loss) per share
Basic	$0.50	$0.11	$2.71	$(2.89)
Diluted	$0.49	$0.11	$2.66	$(2.89)

Weighted average shares for earnings per share
Basic	38,785	38,672	38,754	38,682
Effect of diluted shares	853	93	598	-
Diluted	39,638	38,765	39,352	38,682

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2010	June 30 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,935	$22,061
Accounts receivable – net	126,981	111,292
Income tax and alternative fuel mixture credits receivable	73,809	9,374
Inventories – net	83,147	87,637
Deferred income taxes and other	6,166	6,507
Total current assets	317,038	236,871

Property, plant and equipment	1,130,402	1,091,313
Less accumulated depreciation	(604,201)	(564,724)
	526,201	526,589
Goodwill	2,425	2,425
Intellectual property and other, net	18,886	26,499
Total assets	$864,550	$792,384

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,814	$30,882
Accrued expenses	43,190	40,804
Total current liabilities	76,004	71,686

Long-term debt	273,476	327,465
Accrued postretirement benefits	22,183	23,235
Deferred income taxes	48,120	48,399
Other liabilities	10,810	3,568
Stockholders’ equity	433,957	318,031
Total liabilities and stockholders’ equity	$864,550	$792,384

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2010	2009
Operating activities
Net income (loss)	$104,858	$(111,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,324	36,593
Amortization	2,187	1,886
Loss (gain) on early extinguishment of debt	1,372	(401)
Deferred income taxes and other	(597)	(3,399)
Goodwill impairment loss	-	138,008
Excess tax benefit from stock based compensation	(19)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,363)	6,797
Income tax and alternative fuel mixture credits receivable	(64,435)	-
Inventories	5,247	4,086
Other assets	960	1,189
Accounts payable and other current liabilities	(1,135)	(23,100)
Net cash provided by operating activities	74,399	49,811
Investing activities
Purchases of property, plant and equipment	(29,769)	(34,005)
Proceeds from State of Florida grant	7,381	-
Other	(311)	(171)
Net cash used in investing activities	(22,699)	(34,176)
Financing activities
Net borrowings under lines of credit	90,999	(114)
Payments on long-term debt and other	(145,000)	(5,358)
Excess tax benefit from stock based compensation	19	-
Purchase of treasury shares	-	(494)
Net proceeds from sale of equity interests	694	-
Net cash used in financing activities	(53,288)	(5,966)
Effect of foreign currency rate fluctuations on cash	6,462	(1,183)
Decrease in cash and cash equivalents	4,874	8,486
Cash and cash equivalents at beginning of period	22,061	10,393
Cash and cash equivalents at end of period	$26,935	$18,879

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on August 27, 2009 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Dilutive stock options

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 81,322 and 776,308  for the three and nine months ended March 31, 2010, respectively and 2,216,700 and 2,093,746 for the three and nine months ended March 31, 2009, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period classifications.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, “Fair Value Measures and Disclosures,” (“ASU 2010-06”).  ASU 2010-06 amends the Codification to require new disclosures as follows:  (1) Transfers in and out of Levels 1 and 2.  (2) Activity in Level 3 fair value measurements.  ASU 2010-06 further provides amendments to the Codification that clarify existing disclosures as follows:  (1) Level of disaggregation.  (2) Disclosures about inputs and valuation techniques.  We adopted ASU 2010-06 and it did not have a material effect on our current financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855),” (“ASU 2010-09”).  As a result of ASU 2010-09, SEC registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.  The guidance in ASU 2010-09 is effective immediately.  We adopted ASU 2010-09 and it did not have a material effect on our current financial statements.

NOTE 3:  SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant.  Management makes financial decisions and allocates resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment and management uses the resulting operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following tables:

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$137,049	$59,922	$(6,257)	$190,714
	2009	123,853	57,210	(9,428)	171,635
Operating income (loss)	2010	20,345	3,347	(2)	23,690
	2009	10,861	2,912	(969)	12,804
Depreciation and amortization of	2010	7,393	3,653	926	11,972
intangibles	2009	7,793	3,577	919	12,289
Capital expenditures	2010	10,335	663	99	11,097
	2009	7,789	866	339	8,994

Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$388,793	$182,891	$(20,388)	$551,296
	2009	426,571	179,913	(28,891)	577,593
Operating income (loss)	2010	45,943	13,051	68,378	127,372
	2009	42,271	7,948	(141,369)	(91,150)
Depreciation and amortization of	2010	21,844	11,128	2,776	35,748
intangibles	2009	24,201	11,119	2,678	37,998
Capital expenditures	2010	26,565	2,526	678	29,769
	2009	29,741	3,202	1,062	34,005

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

NOTE 4: RESTRUCTURING COSTS

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program is estimated to be $3,337 and will be completed during the fourth quarter of 2010.  The remaining accrual of $1,743 will be paid over the next nine months.  As a result of this restructuring, 31 positions will be eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Florida facility.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the three months ended March 31, 2010.

	Period Ended March 31, 2010
2010 Restructuring Program	Accrual Balance as of December 31, 2009	Additional Charges	Payments	Accrual Balance as of March 31, 2010	Program Charges to Date	Total Estimated Charges
Severance and employee benefits
Specialty fibers	$134	$182	$(214)	$102	$997	$997
Corporate	-	1,364	(103)	1,261	1,364	1,433
Other miscellaneous expenses
Specialty fibers	-	848	(468)	380	848	907
Total 2010 Program	$134	$2,394	$(785)	$1,743	$3,209	$3,337

NOTE 5: ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code of 1986, as amended (“the Code”) permitted a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit was equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualified for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant in Perry, Florida.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $4,762 and $77,677 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations for the three and nine months ended March 31, 2010, respectively.  During the three months ended March 31, 2010, a clarification of the rules by the IRS, allowed us to reverse reserves related to the inorganic content of the fuel mixture.  During the nine months ended March 31, 2010 we received $2,868 in cash related to these credits and $5,581 related to prior period credits.  Of the $75,224 in income tax credits accumulated in 2010, approximately $20,000 will be realized in the current fiscal year as an offset to taxes due on income earned in the U.S., eliminating the need for quarterly estimated federal tax payments this fiscal year.  The remainder will be realized when we apply for our tax refund in the latter half of calendar year 2010.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

NOTE 6:  MITIGATION BANK

In February 2002, we were issued a mitigation bank/environmental resource permit by the State of Florida to restore approximately 6,748 acres of property to wetlands.  As the three phases of the project are completed under this permit, credits are released that can be sold under the mitigation bank and an obligation is created to maintain the property as wetlands in perpetuity.

In 2005, we began construction on the first phase of the mitigation bank.  Since that time, we have completed two of the 3 phases covered under the permit.  Phase III will not commence before 2013.  During 2006 through 2009, we sold approximately 17 credits for $417.  As of March 31, 2010 we have recorded a long-term asset of $565 for mitigation bank credits and a long-term perpetual maintenance liability of $157.  The asset includes all costs associated with the construction required to return the property to wetlands, hydrologic monitoring, vegetation monitoring and the present value of the perpetual maintenance.  During the three and nine months ended March 31, 2010, we recorded $633 and $724, respectively, which was net of expenses, in mitigation bank sales which are shown as other operating income on our consolidated statements of operations.

NOTE 7:  INVENTORIES

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

The components of inventory consist of the following:

	March 31 2010	June 30 2009

Raw materials	$19,563	$20,004
Finished goods	38,444	42,599
Storeroom and other supplies	25,140	25,034
	$83,147	$87,637

NOTE 8: GOODWILL

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

During our quarter ended December 31, 2008, based on the economic environment at that time and the steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, during the three months ended December 31, 2008, we recorded an impairment charge of $138,008 which represented our best estimate of the resulting goodwill impairment.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  Upon completion of this step, our original estimate did not change and therefore no change was required to the $138,008 non-cash goodwill impairment charge estimated and recorded in the second quarter of 2009.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units and determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.  There were no changes in the carrying amount of goodwill for the nine months ended March 31, 2010.

NOTE 9:  DEBT

The components of long-term debt consist of the following:

	March 31 2010	June 30 2009

Senior Notes due 2013	$165,000	$200,000
Senior Subordinated Notes due 2010	-	110,444
Credit facility	108,476	17,021
	$273,476	$327,465

Senior Notes

Our 8.5% senior notes due October 1, 2013 (the “2013 Notes”) are unsecured obligations and are senior to any of our subordinated debt.  The 2013 Notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our credit facility.  The 2013 Notes became redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% to 100% of principal amount on or after October 1, 2011 (102.833% at March 31, 2010), together with accrued and unpaid interest to the date of redemption.

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

On January 4, 2010, we redeemed $35,000 of the 2013 Notes using a combination of $19,000 cash on hand and $16,000 in borrowings on our revolving credit facility.  During the three months ended March 31, 2010, we recorded a $1,537 loss related to the extinguishment of this debt which included the redemption price premium of $992 and the write-off of the related deferred financing costs of $545.

On April 19, 2010, we redeemed $25,000 of the 2013 Notes using borrowings on our revolving credit facility.  See Note 17.

Senior Subordinated Notes

On July 31, 2009 we redeemed the remaining $110,000 then outstanding of 2010 Notes using borrowings on our revolving credit facility.  During the nine months ended March 31, 2010 we recorded a $165 gain related to the early extinguishment of this debt, which was the net of the write-off of the related deferred financing costs and the remaining unamortized interest rate swap early termination fee.

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

The Credit Facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  At March 31, 2010, we were in compliance with the financial covenants under the Credit Facility.

At March 31, 2010, we had $26,935 of cash and cash equivalents and we had $86,606 borrowing capacity under the Credit Facility.  The Credit Facility allows for a sublimit on letters of credit of $50,000.  As of March 31, 2010, $45,082 of the sublimit was unused.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.

NOTE 10:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The carrying value and fair value of long-term debt at March 31, 2010, were $273,476 and $277,395, respectively, and at June 30, 2009 were $327,465 and $311,362, respectively.  The fair value of the Credit Facility approximates its carrying value due to its variable interest rate.

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

	Fair Value Measurements at March 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedge	$12	$-	$12	$-
Total assets	$12	$-	$12	$-

Liabilities:
Natural gas hedge	$80	$-	$80	$-
Total liabilities	$80	$-	$80	$-

NOTE 11:  FINANCIAL DERIVATIVE INSTRUMENTS

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

Interest Rate Swaps

In May 2001, we entered into an interest rate swap relative to $100,000 of our 2010 notes.  The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%.  This arrangement qualified as a fair value hedge.  As such, the net effect from the interest rate swap was recorded as part of interest expense.  On October 15, 2003, the swap counter party exercised its right to terminate the swap and paid us $4,000 as an early termination fee, which was being amortized as a reduction to interest expense through October 15, 2010.  At June 30, 2009, the unamortized portion of the termination fee was recorded as an increase in debt of $541.  On July 31, 2009, the remaining $506 was recorded as a gain on early extinguishment of debt when we redeemed the remaining 2010 Notes.  During the three and nine months ended March 31, 2009, the swap reduced our interest expense by $105 and $358, respectively.

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

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of March 31, 2010 and June 30, 2009 we had contracts in place to purchase186,532 MMBTUs and 359,220 MMBTUs of natural gas at various fixed prices through December 2010, respectively.  Additionally, as of March 31, 2010 we had options in place to purchase 132,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2010.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $68 in net losses in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 3/31/10	Fair Value at 6/30/09	Fair Value at 3/31/10	Fair Value at 6/30/09
Natural gas hedges	Accrued expenses	$12	$-	$80	$234
Interest rate swap	Accrued expenses	-	-	-	320
Total derivatives designated as hedging instruments		$12	$-	$80	$554

The following tables present the impact of derivative instruments, net of tax, and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009	2010	2009
Natural gas hedges	$263	$1,032	$(351)	$(735)	$-	$-
Interest rate swap	-	(482)	-	441	-	-
Total	$263	$550	$(351)	$(294)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to interest rate swaps are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Nine months ended March 31,
	Classification of (gains) or losses	2010	2009
Foreign currency swap	Foreign exchange and other	$(287)	$-

NOTE 12:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009

Net income	$19,343	$4,286	$104,858	$(111,848)
Foreign currency translation adjustments – net	(4,624)	(3,764)	8,359	(65,304)
Unrealized gains (losses) on hedging activities - net	(60)	(2)	88	(256)
Comprehensive income (loss), net of tax	$14,659	$520	$113,305	$(177,408)

For the three and nine months ended March 31, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(6,178) and $(4,444), the Brazilian real of $(221) and $6,324 and the Canadian dollar of $1,775 and $6,479, respectively.

For the three and nine months ended March 31, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(3,793) and $(15,261), the Brazilian real of $1,235 and $(22,879) and the Canadian dollar of $(1,206) and $(27,164), respectively.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2009	$(147)	$35,637	$(1,789)	$33,701
Changes in value	(263)	8,359	-	8,096
Reclassification into earnings	351	-	-	351
Balance at March 31, 2010	$(59)	$43,996	$(1,789)	$42,148

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2010, we remain subject to examinations of our U.S. federal and state income tax returns for 2002 through 2009, Canadian income tax returns for 2002 through 2009 and German tax filings for 2004 through 2009.

During the nine months ended March 31, 2010, we claimed the alternative fuel mixture credits for the period July 1, 2009 to the credit expiration date of December 31, 2009 as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three and nine months ended March 31, 2010, we recorded a tax benefit of $1,093 and $26,300, respectively, due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.   During the three months ended March 31, 2010, new information and better insight obtained from an energy tax specialist and an engineering firm enabled management to evaluate the qualification for the tax credit and to make a decision to elect Section 48 energy investment credit for qualified expenditures.  The company calculated the energy investment tax credit on qualified capital expenditures as follows:

Expenditures prior to June 30, 2009	$5,415
Expenditures subsequent to June 30, 2009	2,025
Total energy investment tax credit	$7,440

The company is accounting for the investment tax credit as a reduction of federal income taxes in the year in which the credit arises by utilizing the flow-through method of accounting.

Our effective tax rates for the three and nine month periods ended March 31, 2010 were (8.6)% and 5.9%, respectively.  Our effective tax rates for the same periods in 2009 were 24.8% and 1.4%, respectively.  We recorded a $138,008 goodwill impairment charge in the nine months ended March 31, 2009.  Accordingly, we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Expected tax expense (benefit) at 35%	$6,234	$1,995	$39,008	$(39,682)
Nondeductible goodwill impairment charge	-	-	-	37,892
Alternative fuel mixture credits	(1,093)	-	(26,300)	-
Energy investment tax credits	(7,440)	-	(7,440)	-
Effect of foreign operations	775	42	1,534	1,209
Other	(7)	(625)	(210)	(951)
Income tax expense (benefit)	$(1,531)	$1,412	$6,592	$(1,532)

NOTE 14:  EMPLOYEE BENEFIT PLANS

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

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Service cost for benefits earned	$101	$121	$303	$362
Interest cost on benefit obligation	350	374	1,050	1,121
Amortization of unrecognized prior service cost	(247)	(251)	(741)	(753)
Actuarial loss	31	69	93	208
Total cost	$235	$313	$705	$938

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

NOTE 15:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our $45,000 Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Florida facility.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  We have recorded this cash incentive in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  For the three and nine months ended March 31, 2010 we have reclassified $745 and $2,274, respectively.  When the project is complete, we will amortize the $7,381 over the life of the equipment.

NOTE 16:  CONTINGENCIES

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.  Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended.  These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (“EPA”).  In addition, the individual states and foreign countries in which we operate have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.  We closely monitor our compliance with current environmental requirements and believe that we are in substantial compliance.

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

In August 2005, FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  In addition, we also have filed petitions with the FDEP for the establishment of Site-Specific Alternative Water Quality Criteria (“SSAC”), which petitions must be approved by the EPA. The additional studies necessary to support revisions to the permit have been completed.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

On November 4, 2009, our Americana, Brazil facility received an Infraction Document from the São Paulo State Tax Authority related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,473 at March 31, 2010 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objection will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

We are involved in certain legal actions and claims arising in the ordinary course of business.  In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these actions will not materially affect our consolidated results of operations or financial position.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

NOTE 17:  SUBSEQUENT EVENT

On April 19, 2010, we redeemed $25,000 of the 2013 Notes using borrowings on our revolving credit facility.  We recorded a $1,233 loss related to the extinguishment of this debt which included the redemption price premium of $708 and the write-off of the related deferred financing costs of $525.

NOTE 18:  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$24,233	$135,302	$38,250	$(7,071)	$190,714
Cost of goods sold	19,689	108,681	36,104	(6,907)	157,567
Gross margin	4,544	26,621	2,146	(164)	33,147

Selling, research and administrative expenses, and other	(2,692)	12,092	2,424	-	11,824
Alternative fuel mixture credits	-	(4,762)	-	-	(4,762)
Restructuring costs	2,395	-	-	-	2,395

Operating income (loss)	4,841	19,291	(278)	(164)	23,690

Other income (expense):
Net interest income (expense) and amortization of debt costs	(4,295)	359	16	-	(3,920)
Other income (expense), including equity in income (loss) in affiliates	100,355	6	(492)	(101,827)	(1,958)
Intercompany interest income (expense)	6,838	(6,860)	22	-	-

Income (loss) before income taxes	107,739	12,796	(732)	(101,991)	17,812

Income tax expense (benefit)	88,396	(48,117)	414	(42,224)	(1,531)

Net income (loss)	$19,343	$60,913	$(1,146)	$(59,767)	$19,343

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2010

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$64,906	$386,142	$123,438	$(23,190)	$551,296
Cost of goods sold	56,615	315,694	113,153	(22,434)	463,028
Gross margin	8,291	70,448	10,285	(756)	88,268

Selling, research and administrative expenses, and other	(10,190)	37,849	7,705	-	35,364
Alternative fuel mixture credits	-	(77,677)	-	-	(77,677)
Restructuring costs	3,209	-	-	-	3,209

Operating income (loss)	15,272	110,276	2,580	(756)	127,372

Other income (expense):
Net interest income (expense) and amortization of debt costs	(14,932)	1,100	2	-	(13,830)
Other income (expense), including equity in income (loss) in affiliates	181,698	37	(931)	(182,896)	(2,092)
Intercompany interest income (expense)	20,538	(19,096)	(1,442)	-	-

Income (loss) before income taxes	202,576	92,317	209	(183,652)	111,450

Income tax expense (benefit)	97,718	(20,817)	1,316	(71,625)	6,592

Net income (loss)	$104,858	$113,134	$(1,107)	$(112,027)	$104,858

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$15,698	$129,079	$36,779	$(9,921)	$171,635
Cost of goods sold	17,896	106,784	32,976	(9,891)	147,765
Gross margin	(2,198)	22,295	3,803	(30)	23,870

Selling, research and administrative expenses, and other	(4,224)	13,044	2,246	-	11,066

Operating income (loss)	2,026	9,251	1,557	(30)	12,804

Other income (expense):
Net interest income (expense) and amortization of debt costs	(7,525)	290	29	-	(7,206)
Other income (expense), including equity income (loss) in affiliates	54,194	(67)	176	(54,203)	100
Intercompany interest income (expense)	7,674	(6,733)	(941)	-	-

Income (loss) before income taxes	56,369	2,741	821	(54,233)	5,698

Income tax expense (benefit)	52,083	1,212	168	(52,051)	1,412

Net income (loss)	$4,286	$1,529	$653	$(2,182)	$4,286

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$78,383	$406,420	$124,327	$(31,537)	$577,593
Cost of goods sold	77,352	334,909	114,873	(31,881)	495,253
Gross margin	1,031	71,511	9,454	344	82,340

Selling, research and administrative expenses, and other	(11,889)	39,792	7,579	-	35,482
Goodwill impairment loss	20,230	24,922	92,856	-	138,008

Operating income (loss)	(7,310)	6,797	(90,981)	344	(91,150)

Other income (expense):
Net interest income (expense) and amortization of debt costs	(23,171)	929	129	-	(22,113)
Other income (expense), including equity income (loss) in affiliates	(144,671)	(340)	(268)	145,162	(117)
Intercompany interest income (expense)	23,111	(19,977)	(3,134)	-	-

Income (loss) before income taxes	(152,041)	(12,591)	(94,254)	145,506	(113,380)

Income tax expense (benefit)	(40,193)	4,646	(3,817)	37,832	(1,532)

Net income (loss)	$(111,848)	$(17,237)	$(90,437)	$107,674	$(111,848)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2010

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$296	$3	$26,636	$-	$26,935
Accounts receivable, net	44,247	48,855	33,879	-	126,981
Income tax and alternative fuel mixture credits receivable	-	73,809	-	-	73,809
Inventories, net	10,143	53,900	19,594	(490)	83,147
Other current assets	(224)	4,571	1,819	-	6,166
Intercompany accounts receivable	-	227,052	-	(227,052)	-
Total current assets	54,462	408,190	81,928	(227,542)	317,038

Property, plant and equipment, net	56,589	338,632	130,980	-	526,201
Goodwill and intangibles, net	13,555	2,425	-	-	15,980
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	398,795	301,766	92,599	(787,829)	5,331
Total assets	$887,118	$1,051,013	$305,507	$(1,379,088)	$864,550

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,054	$21,559	$7,201	$-	$32,814
Other current liabilities	(55,060)	94,430	3,821	(1)	43,190
Intercompany accounts payable	225,408	-	1,644	(227,052)	-
Total current liabilities	174,402	115,989	12,666	(227,053)	76,004

Long-term debt	273,476	-	-	-	273,476
Deferred income taxes	(3,679)	44,654	7,145	-	48,120
Other long-term liabilities	8,962	22,248	1,783	-	32,993
Intercompany notes payable	-	259,069	104,648	(363,717)	-
Stockholders’/invested equity	433,957	609,053	179,265	(788,318)	433,957
Total liabilities and stockholders’ equity	$887,118	$1,051,013	$305,507	$(1,379,088)	$864,550

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,138	$4	$20,919	$-	$22,061
Accounts receivable, net	18,644	63,522	29,126	-	111,292
Income tax and alternative fuel mixture credits receivable	9,374	-	-	-	9,374
Inventories, net	17,325	53,722	16,931	(341)	87,637
Other current assets	332	5,156	1,019	-	6,507
Intercompany accounts receivable	-	131,302	-	(131,302)	-
Total current assets	46,813	253,706	67,995	(131,643)	236,871

Property, plant and equipment, net	58,821	336,836	130,932	-	526,589
Goodwill and intangibles, net	14,845	2,425	-	-	17,270
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	328,471	267,118	103,781	(687,716)	11,654
Total assets	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,856	$18,295	$7,731	$-	$30,882
Other current liabilities	29,105	5,190	6,510	(1)	40,804
Intercompany accounts payable	127,923	-	3,379	(131,302)	-
Total current liabilities	161,884	23,485	17,620	(131,303)	71,686

Long-term debt	327,465	-	-	-	327,465
Deferred income taxes	(3,862)	44,251	8,010	-	48,399
Other long-term liabilities	9,149	15,802	1,852	-	26,803
Intercompany notes payable	-	268,991	94,726	(363,717)	-
Stockholders’/invested equity	318,031	507,556	180,500	(688,056)	318,031
Total liabilities and stockholders’ equity	$812,667	$860,085	$302,708	$(1,183,076)	$792,384

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2010

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$53,710	$20,479	$210	$74,399

Investing activities:
Purchases of property, plant and equipment	(1,270)	(27,542)	(957)	(29,769)
Proceeds from State of Florida grant	-	7,381	-	7,381
Other	-	(319)	8	(311)
Net cash used in investing activities	(1,270)	(20,480)	(949)	(22,699)

Financing activities
Net borrowings (payments) under lines of credit	91,005	-	(6)	90,999
Net payments on long-term debt and other	(144,287)	-	-	(144,287)
Net cash used in financing activities	(53,282)	-	(6)	(53,288)

Effect of foreign currency rate fluctuations on cash	-	-	6,462	6,462

Increase (decrease) in cash and cash equivalents	(842)	(1)	5,717	4,874
Cash and cash equivalents at beginning of period	1,138	4	20,919	22,061
Cash and cash equivalents at end of period	$296	$3	$26,636	$26,935

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2009

	Buckeye Technologies Inc.	Guarantors US Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$8,696	$29,312	$11,803	$49,811

Investing activities:
Purchases of property, plant and equipment	(2,611)	(28,917)	(2,477)	(34,005)
Other	-	(171)	-	(171)
Net cash used in investing activities	(2,611)	(29,088)	(2,477)	(34,176)

Financing activities
Net payments under lines of credit	(43)	-	(71)	(114)
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Purchase of treasury shares	(494)	-	-	(494)
Net cash used in financing activities	(5,537)	(358)	(71)	(5,966)

Effect of foreign currency rate fluctuations on cash	-	-	(1,183)	(1,183)

Increase (decrease) in cash and cash equivalents	548	(134)	8,072	8,486
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,039	$3	$17,837	$18,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise specified, references to years (e.g., “2010”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and nine month periods ended March 31, 2010 to the three and nine months ended March 31, 2009.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:  pricing fluctuations and worldwide economic conditions; dependence on large customers; fluctuation in the costs of raw materials and energy resources; competition; changes in the net benefit realized from the alternative fuel mixture credit; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.  Other factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the Annual Report, which is incorporated herein by this reference, or from time to time, in our filings with the Securities and Exchange Commission (the "SEC"), press releases and other communications.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, investing in the Foley Energy Project, identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to shareholders.

Net sales for the three months ended March 31, 2010 were up $19.1 million, or 11.1%, compared to the same period in 2009, which was the quarter in which the recession had the greatest negative impact on demand for our products and in which we took market downtime at our Foley wood pulp mill.  Shipment volume was up 19% year over year, as demand has recovered and is very strong in most of our markets to the point that many of our customers are now on allocation in the specialty fibers segment.  Wood pulp shipments are limited by production capacity and cotton pulp shipments are limited by raw fiber supply.  The benefit of higher volumes during the quarter was partially offset by the impact of lower selling prices, which were down by about 6% on the average.  During the nine months ended March 31, 2010, sales were down $26.3 million, or 4.6%, versus the same period a year ago.  Shipment volume was up 7% year over year, but sales were down due to lower selling price and unfavorable product mix.

Operating income for the three months ended March 31, 2010 was $23.7 million, which was up $10.9 million compared to the same period in 2009.  This increase was largely due to increased shipment volume and the resulting improvement in capacity utilization.  The impact of lower selling prices was offset by lower input costs.  Income from the alternative fuel mixture credit was $4.8 million compared to zero in the year ago quarter as a clarification of the rules by the IRS allowed us to reverse reserves related to the inorganic content of the fuel mixture.  This was partly offset by $2.4 million in restructuring costs incurred during the quarter related to reducing selling, research and administrative expenses.

For the nine months ended March 31, 2010, operating income improved by $218.5 million.  The improvement was based on income from the alternative fuel mixture credits of $77.7 million compared to zero last year and the goodwill impairment loss last year of $138.0 million.  Total gross margin increased by $5.9 million in spite of lower sales revenue.  Gross margin as a percentage of sales improved from 14.3% to 16.0% due to increased shipment volume and the resulting improvement in capacity utilization.  The costs for raw materials, energy, chemicals and transportation all came down significantly between the two periods and the resulting cost savings were sufficient to offset the impact of lower selling prices and unfavorable product mix.  Partially offsetting the improvement in gross margin were restructuring costs of $3.2 million related to restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  There were no such costs incurred in the comparable nine month period ended March 31, 2009.

Net earnings for the three months ended March 31, 2010 of $19.3 million or $0.49 per diluted share, were up $15.1 million or $0.38 per diluted share compared to the same period a year ago.  The $10.9 million increase in operating income described above accounted for $0.23 of this year over year improvement in earnings per share, including $0.11 from the alternative fuel mixture credits.  Also contributing $0.06 to this improvement in earnings was a 46% reduction in interest expense versus the same quarter a year ago.  Finally, income tax expense for the quarter was reduced by $7.4 million or $0.19 per share for energy investment tax credits earned to date on progress expenditures for our Foley energy independence project, of which $6.6 million or $0.17 per share was related to prior period expenditures.

Net earnings for the nine months ended March 31, 2010 of $104.9 million or $2.66 per diluted share, were up $216.7 million or $5.55 per diluted share compared to the same period in 2009.  The alternative fuel mixtures credits accounted for $76.8 million or $1.95 per diluted share of this improvement.  After accounting for the goodwill impairment loss of $127.6 million or $3.30 per diluted share, the remaining year over year improvement was $12.3 million or $0.30 per diluted share.  Net interest expense for the year was down $8.3 million, accounting for an additional earnings improvement of $5.2 million or $0.13 per diluted share.  The impact of the higher gross margin mentioned above added $3.9 million or another $0.10 to earnings and the lower tax rate resulting from the energy investment tax credit explains the rest of the change.

Net cash provided by operating activities for the three months ended March 31, 2010 of $29.4 million were up $8.2 million compared to the same period a year ago.  The absence of any quarterly estimated U.S. federal income tax payments due to the alternative fuel mixture credits accounted for about $5 million of this improvement and working capital changes accounted for another $2 million.

Net cash provided by operating activities for the nine months ended March 31, 2010 of $74.4 million was up $24.6 million compared to the same period a year ago.  This was largely due to cash refunds and tax credits received for the alternative fuel mixtures credits, which accounted for $21.4 million of the improvement.  Net cash used in investing activities of $22.7 million was $11.5 million lower than in the same period a year ago partly due to a $7.4 million grant payment received from the State of Florida as an incentive to complete our $45.0 million Foley Energy Independence Project.  Capital expenditures were also $4.2 million lower than during the same nine month period of the prior fiscal year.

Strong cash flow during the quarter enabled us to reduce debt by $16.5 million during the third quarter to $273.5 million, which is below the debt target we had established previously for the end of 2010.  We have set a new target to reduce our debt below $250 million by the end of 2010.  Another item of note on our balance sheet is the income tax and alternative fuel mixture credits receivable of $73.8 million, which increased by $9.0 million during the quarter and $64.4 million since the beginning of 2010.  We expect to receive an income tax refund for 2009 in the near future for $11 million.  We will use about $7 million toward our estimated income tax liability in the fourth quarter.  The remaining balance of about $56 million will be received as an income tax refund on our 2010 income tax return sometime in the latter half of this calendar year.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and nine months ended March 31, 2010 and 2009.

(millions)	Three Months Ended March 31
	2010	2009	Change	% Change
Net sales	$190.7	$171.6	$19.1	11.1%
Cost of goods sold	157.6	147.7	9.9	6.7%
Gross margin	33.1	23.9	9.2	38.5%
Selling, research and administrative expenses	12.0	10.6	1.4	13.2%
Amortization of intangibles and other	0.4	0.5	(0.1)	(20.0)%
Restructuring costs	2.4	-	2.4	100.0%
Alternative fuel mixture credits	(4.8)	-	(4.8)	(100.0)%
Other operating income	(0.6)	-	(0.6)	(100.0)%
Operating income (loss)	$23.7	$12.8	$10.9	85.2%

(millions)	Nine Months Ended March 31
	2010	2009	Change	% Change
Net sales	$551.3	$577.6	$(26.3)	(4.6)%
Cost of goods sold	463.0	495.3	(32.3)	(6.5)%
Gross margin	88.3	82.3	6.0	7.3%
Selling, research and administrative expenses	34.7	34.1	0.6	1.8%
Amortization of intangibles and other	1.4	1.4	-	-%
Goodwill impairment	-	138.0	(138.0)	(100.0)%
Restructuring costs	3.2	-	3.2	100.0%
Alternative fuel mixture credits	(77.7)	-	(77.7)	(100.0)%
Other operating income	(0.7)	-	(0.7)	(100.0)%
Operating income (loss)	$127.4	$(91.2)	$218.6	239.7%

Net sales for the three months ended March 31, 2010 were 11% higher than in  the comparable prior year period.  Higher volume in both segments was partially offset by lower pricing in both segments.  We also experienced favorable product mix at our wood specialty fibers plant and favorable currency exchange rates in Europe.  For the nine months ended March 31, 2010 versus the prior year comparable period, net sales decreased, primarily due to lower selling prices overall, lower shipment volume in cotton specialty fibers, and unfavorable product mix in wood specialty fibers and nonwoven materials.  These unfavorable items were partially offset by higher shipment volume in both wood specialty fibers and nonwovens and favorable currency exchange rates in Europe.

Gross margin was higher for the three months ended March 31, 2010 versus the same period in 2009.  The improvement was largely due to higher shipment volumes and the resulting improvement in capacity utilization.  Raw material and chemical costs were down significantly compared to the year ago quarter, driving an approximate $11.3 million reduction in input costs which offset the $11.3 million negative impact of selling price reductions.  For the nine months ended March 31, 2010 gross margin was higher versus the same period in 2009.  The impact of lower sales prices were more than offset by lower raw material, energy, chemical and transportation costs.  In addition, direct cost spending was lower at the cotton specialty fibers plants, where we have reduced headcount by a combined total of 34 employees over the past 12 months.

We recorded $4.8 million and $77.7 million, respectively, in alternative fuel mixture credits, which were net of expenses, in our consolidated statements of operations for the three and nine months ended March 31, 2010.  During the three months ended March 31, 2010, reserves taken relating to ambiguities in the rules for calculating qualifying black liquor volumes were reversed.  During the nine months ended March 31, 2010, we received $2.9 million in cash related to these credits and $5.6 million related to prior period credits.  Of the $75.2 million in income tax credits accumulated in 2010, approximately $20.0 million will be realized in the current fiscal year as an offset to taxes due on income earned in the U.S., eliminating the need for quarterly estimated federal tax payments this fiscal year.  The remainder will be realized when we apply for our tax refund in 2011.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the Internal Revenue Service (“IRS”).  The credit expired on December 31, 2009.

Selling, research and administrative expenses increased for both the three and nine months ended March 31, 2010 versus the same periods in the prior year.  The main drivers of these increases were higher anticipated at risk compensation and all employee bonus payments due to the improved earnings and cash flow results in 2010 versus 2009.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, the impact of goodwill impairment loss, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and nine months ended March 31, 2010 and 2009.

(millions)	Three Months Ended March 31
	2010	2009	Change	% Change
Net sales	$137.0	$123.8	$13.2	10.7%
Operating income	20.4	10.9	9.5	87.2%

(millions)	Nine Months Ended March 31
	2010	2009	Change	% Change
Net sales	$388.8	$426.6	$(37.8)	(8.9)%
Operating income	45.9	42.3	3.6	8.5%

Net sales were up for the three months ended March 31, 2010 versus the comparable prior year period.  Higher shipment volume for the specialty fibers segment of 17% compared to the same quarter a year ago, with higher shipments in both specialty cotton and specialty wood fibers, and favorable mix at our wood cellulose plant were partially offset by lower prices.  Fluff pulp pricing decreased by $28 per ton or 4%.  Prices for high-end specialty wood grades were down 12%, primarily due to cost pass-through provisions included in our annual sales agreements.  Prices for specialty cotton grades were down 3% reflecting lower costs for cotton linters.  Our costs for cotton linters are currently increasing primarily due to strong demand coming from the Chinese viscose staple fiber market.

Net sales for the nine months ended March 31, 2010 were down versus the comparable prior year period.  Fluff pulp pricing decreased by $106 per ton.  Prices for high-end specialty wood grades were down 11%, primarily due to cost pass-through provisions included in our annual sales agreements.  Prices for specialty cotton grades were down 11%, reflecting lower costs for cotton linters.  Shipment volume for specialty wood fibers increased by 9%, but shipment volume was lower by 11% for specialty cotton fibers.

Operating income increased by $9.5 million or 87% for the three months ended March 31, 2010 versus the prior year comparable period.  The improvement in sales volume and the related improved capacity utilization, along with lower raw material costs (especially for cotton fibers) and lower chemical costs more than offset the lower selling prices previously discussed and higher transportation costs and direct cost spending.

For the nine months ended March 31, 2010 versus the prior year comparable period, lower costs more than offset the lower sales.  The lower costs were comprised mainly of the following: raw material costs ($16.3 million), chemical costs ($13.6 million), energy costs ($7.9 million), transportation costs ($3.6 million), and direct cost spending ($2.7 million).  The specialty cotton fibers plants improved their operating income by $9 million even after passing through reductions in raw material costs to our customers through lower selling prices, due to lower chemicals and energy costs, and headcount and other cost reductions at the Memphis plant.  Operating income at our Foley specialty wood fibers mill was down $7 million year over year for this period, largely due to unfavorable product mix.  Due to demand weakness in some of the markets we traditionally supply, we took advantage of the flexible capabilities of this mill to shift volume into the viscose staple fiber market at prices which were at the time significantly lower than prices in our traditional markets.  However, during our third fiscal quarter, prices for dissolving wood pulp sold into the viscose staple fiber market increased to the point that they are now comparable to price levels in our traditional markets.  In addition, demand in our traditional markets has strengthened to the point we are minimizing our participation in the viscose staple fiber market.

During the last six months we have experienced raw material availability issues at our Memphis and Americana, Brazil specialty fibers plants primarily due to strong competing demand from China.  We have limited production at our Americana and Memphis specialty fibers facilities because of raw material constraints.  For the near term, this raw material availability will limit growth and increase our production costs.  Demand in these markets is very high and we are increasing our prices to cover these costs.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2010 and 2009.

(millions)	Three Months Ended March 31
	2010	2009	Change	% Change
Net sales	$59.9	$57.2	$2.7	4.7%
Operating income	3.3	2.9	0.4	13.8%

(millions)	Nine Months Ended March 31
	2010	2009	Change	% Change
Net sales	$182.9	$179.9	$3.0	1.7%
Operating income	13.1	7.9	5.2	65.8%

Nonwoven materials sales increased during the three and nine months ended March 31, 2010 versus the prior year comparable periods.  Higher sales volume of 5% for both the quarter and year-to-date and favorable currency exchange rates were partially offset by lower prices and unfavorable product mix.  For the three month period, sales volume was up 6.5% in North America and 1.7% in Europe.   For the nine month period, we saw volume increase in all of our key markets, including wipes, feminine hygiene and table top products.

Operating income increased slightly for the three months ended March 31, 2010 versus the comparable prior year period, primarily due to the higher sales volume and related improved capacity utilization and lower costs for fluff pulp and other raw materials.  These favorable items were partially offset by higher maintenance costs.  For the nine months ended March 31, 2010, operating income was up $5.2 million and operating margin improved from 4.4% to 7.2% versus the comparable prior year period.  This increase in operating income resulted from higher shipment volumes and the corresponding improvement in capacity utilization and lower costs for raw materials, energy and freight which more than offset the impact of lower selling prices.  We completed an investment of $1.5 million in our Gaston county, North Carolina airlaid plant in the third fiscal quarter which added capability to this plant and increased its capacity to supply the rapidly growing market for premium wipes.  This investment will allow us to improve the capacity utilization rate for this plant over the coming year.  Going into the fourth quarter, higher input costs (primarily fluff pulp) could have a negative effect on our margins as our ability to pass through these costs in higher prices is delayed by approximately one quarter.

Corporate

The following tables compare corporate net sales and operating loss for the three and nine months ended March 31, 2010 and 2009.

(millions)	Three Months Ended March 31
	2010	2009	Change	% Change
Net sales	$(6.2)	$(9.4)	$3.2	34.0%
Operating income (loss)	-	(1.0)	1.0	100.0%

(millions)	Nine Months Ended March 31
	2010	2009	Change	% Change
Net sales	$(20.4)	$(28.9)	$8.5	29.4%
Operating income (loss)	68.4	(141.4)	209.8	148.4%

The operating income (loss) for the three and nine months ended March 31 consists of:

	Three Months Ended March 31		Nine Months Ended March 31
(millions)	2010	2009	2010	2009
Unallocated at-risk compensation	$(1.1)	$-	$(2.6)	$(1.0)
Unallocated stock-based compensation	(0.8)	(0.4)	(2.0)	(1.3)
Goodwill impairment	-	-	-	(138.0)
Intellectual property amortization	(0.5)	(0.5)	(1.4)	(1.4)
Gross margin on intercompany sales	-	(0.1)	(0.1)	0.3
Restructuring costs	(2.4)	-	(3.2)	-
Alternative fuel mixture credits	4.8	-	77.7	-
	$-	$(1.0)	$68.4	$(141.4)

Restructuring costs

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program is estimated to be $3.3 million and will be completed during the fourth quarter of 2010.  The remaining accrual of $1.7 million will be paid over the next nine months.  As a result of this restructuring, 31 positions will be eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Florida facility.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $3.3 million and $8.3 million for the three and nine months ending March 31, 2010, respectively, versus the prior year comparable periods.  Net interest expense decreased due to debt reduction of $115.1 million at March 31, 2010 versus March 31, 2009 and lower average interest rates of approximately 100 basis points (for the three month period) and 110 basis points (for the nine month period).  The debt reduction accounted for $2.1 million and $4.9 million of the lower interest for the three and nine month periods ended March 31, 2010, respectively, versus the same periods in the prior fiscal year.  The remainder of the change was due to the lower interest rates.  The weighted average effective interest rate on our variable rate debt, which totaled $108.5 million at March 31, 2010, decreased from 3.8% at March 31, 2009 to 1.6% at March 31, 2010.

Income tax

During the nine months ended March 31, 2010, we claimed the alternative fuel mixture credits for the period July 1, 2009 to the credit expiration date of December 31, 2009 as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  During the three and nine months ended March 31, 2010, we recorded a tax benefit of $1.1 million and $26.3 million, respectively, due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During the three and nine months ended March 31, 2010, we recorded a tax benefit of $7.4 million relating to this tax credit, of which $5.4 million relates to expenditures prior to June 30, 2009 and $2.0 million relates to expenditures after June 30, 2009.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.

Our effective tax rate for the three month period ended March 31, 2010 was (8.6)% compared to 24.8% in the same period in 2009.
Our effective tax rate for the nine month period ended March 31, 2010 was 5.9% compared to 1.4% in the same period in the prior year.  We recorded a $138.0 million goodwill impairment charge in the nine months ended March 31, 2009.  Accordingly, we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.

Financial Condition

Liquidity and capital resources

We have the following major sources of financing:  a senior secured credit facility and senior notes.  Our senior secured credit facility and senior notes contain various covenants.  We were in compliance with these covenants as of March 31, 2010, and believe we will continue to remain in compliance for the duration of these financing sources.  Our 8.5% senior notes due 2013 (the “2013 Notes”) limit the amount of funds we can use to make dividend payments and repurchase stock.  The amount of funds available for these purposes includes 50% of net income or losses since October 2003.  As of the date of this filing, $29.0 million was available.

On March 31, 2010, we had $26.9 million of cash and cash equivalents and $86.6 million in borrowing capacity on our revolving credit facility.  As of March 31, 2010, our liquidity, including available borrowings and cash and cash equivalents, was $113.5 million.

We recorded $4.8 million and $77.7 million in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three and nine months ended March 31, 2010, respectively.  During the nine months ended March 31, 2010 we received $2.9 million in cash related to these credits and $5.6 million related to prior period credits.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2010 and March 31, 2009.

	Nine Months Ended March 31
(millions)	2010	2009
Operating activities:
Net income (loss)	$104.9	$(111.8)
Noncash charges and credits, net	37.2	172.6
Changes in operating assets and liabilities, net	(67.7)	(11.0)
Net cash provided by operating activities	74.4	49.8

Investing activities:
Purchases of property, plant and equipment	(29.8)	(34.0)
Other investing activities	7.1	(0.2)
Net cash used in investing activities	(22.7)	(34.2)

Financing activities:
Net borrowings under lines of credit	91.0	(0.1)
Net payments on long-term debt and other	(145.0)	(5.4)
Net proceeds from sale of equity interests	0.7	-
Purchase of treasury shares	-	(0.5)
Net cash used in financing activities	(53.3)	(6.0)

Effect of foreign currency rate fluctuations on cash	6.5	(1.1)

Net decrease in cash and cash equivalents	$4.9	$8.5

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2010 was $24.6 million more than for the same period in 2009.  The majority of the increase was due to the alternative fuel mixture credits, which contributed $21.4 million toward net cash provided by operating activities during this period.

Net cash used in investing activities

Purchases of property, plant and equipment decreased $4.2 million during the nine months ended March 31, 2010 versus the same period in 2009.  Spending on the Foley Energy Project accounted for $8.0 million of our capital spending for the nine months ended March 31, 2010 versus $9.4 million in the comparable prior year period.  The majority of the spending for this project through the nine months ended March 31, 2010 was financed by the $7.4 million State of Florida grant received in September 2009.  Through March 31, 2010, we have spent $26.4 million of this three-year, $45 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  We anticipate spending an additional $7 - $8 million on this energy project during the fourth quarter of our current fiscal year.

Net cash used in financing activities

On July 31, 2009, we redeemed the remaining $110 million of our 2010 Notes using borrowings under our credit facility.  On January 4, 2010, we redeemed $35 million of our 2013 Notes using cash and borrowing on our credit facility.

Treasury shares

From 1997 to 2001 the Board of Directors authorized total repurchases of 6.0 million shares of common stock.  On August 8, 2008 the Board of Directors authorized the repurchase of 5.0 million shares of common stock in addition to the 6.0 million shares of common stock previously authorized.  At March 31, 2010, a total of 5.4 million shares have been repurchased under these authorizations which leaves 5.6 million authorized repurchases remaining.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  There were no shares repurchased during the three or nine months ended March 31, 2010.  A total of 0.1 million shares were repurchased during 2009.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of March 31, 2010.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2010(1)	2011 and 2012	2013 and 2014	Thereafter

Long-term obligations (2)	$333.5	$7.4	$31.5	$294.6	$-
Operating lease obligations	3.3	0.7	2.6	-	-
Timber commitments	6.8	2.7	4.1	-	-
Other purchase commitments (3)	36.3	16.6	15.4	4.3	-
Total contractual cash obligations	$379.9	$27.4	$53.6	$298.9	$-
(1)	Cash obligations for the remainder of 2010.

(2)	Amounts include related interest payments. Interest payments of $3.9 million for variable debt are based on the effective annual rate as of March 31, 2010 of 1.6%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

See Part II, Item 7 — Critical Accounting Policies and Estimates and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report for accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.  These critical accounting policies include those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets.  During the third quarter, we adopted the flow-through method of accounting for investment tax credits.  The flow-through method accounts for investment tax credits as a reduction of federal income taxes in the year in which the credit arises.

Non-GAAP Financial Measures

In our press releases and other communication with investors, we include certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”).  The non-GAAP measures used are “adjusted operating income”, “adjusted net income” and “adjusted earnings per share” and are equal to net income, operating income and earnings per share excluding income from alternative fuel mixture credits, investment tax credits on prior period expenditures, restructuring, goodwill impairment and early debt retirement costs.  We believe that the presentation of these non-GAAP measures provides information that is useful to investors as it allows for a more meaningful comparison of these financial measures to prior periods, but this information should not be considered a substitute for any measures derived in accordance with GAAP.  We manage our business units by financial measures which exclude these items.  Operating income and earnings per share targets for our all-employee bonus and at-risk compensation also exclude the benefit of alternative fuel mixture credits and the goodwill impairment charge.

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Adjusted operating income
Operating income (loss) in accordance with GAAP	$23.7	$12.8	$127.4	$(91.2)
Goodwill impairment	-	-	-	138.0
Restructuring costs	2.4	-	3.2	-
Alternative fuel mixture credits	(4.8)	-	(77.7)	-
Adjusted operating income	$21.3	$12.8	$52.9	$46.8

Adjusted net income
Net income (loss) in accordance with GAAP	$19.3	$4.3	$104.9	$(111.8)
Goodwill impairment	-	-	-	127.6
Restructuring costs	1.5	-	2.0	-
Alternative fuel mixture credits	(4.2)	-	(76.8)	-
Early extinguishment of debt	1.0	-	0.8	(0.3)
Investment tax credit on prior period expenditures	(6.6)	-	(5.4)	-
Adjusted net income	$11.0	$4.3	$25.5	$15.5

Adjusted diluted earnings per share (EPS)
EPS in accordance with GAAP	$0.49	$0.11	$2.66	$(2.89)
Goodwill impairment	-	-	-	3.30
Restructuring costs	0.04	-	0.05	-
Alternative fuel mixture credits	(0.11)	-	(1.95)	-
Early extinguishment of debt	0.03	-	0.02	(0.01)
Investment tax credit on prior period expenditures	(0.17)	-	(0.13)	-
Adjusted EPS	$0.28	$0.11	$0.65	$0.40

We calculate EBITDA as earnings before cumulative effect of change in accounting plus interest expense, income taxes and depreciation and amortization.  Adjusted EBITDA further adjusts EBITDA by adding back the following items: asset impairment charges, non-cash charges and other (gains) losses.  You should not consider adjusted EBITDA to be an alternative measure of our net income, as an indicator of operating performance; or our cash flow, as an indicator of liquidity.  Adjusted EBITDA corresponds with the definition contained in our US revolving credit facility, established on July 25, 2007, and it provides useful information concerning our ability to comply with debt covenants.  Although we believe adjusted EBITDA enhances your understanding of our financial condition, this measure, when viewed individually, is not a better indicator of any trend as compared to other measures (e.g., net sales, net earnings, net cash flows, etc.).

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Adjusted EBITDA
Net income (loss)	$19.3	$4.3	$104.9	$(111.8)
Income tax expense (benefit)	(1.5)	1.4	6.6	(1.5)
Interest expense	3.7	7.0	13.2	21.4
Amortization of debt costs	0.2	0.3	0.8	0.8
Early extinguishment of debt	1.5	-	1.4	(0.4)
Depreciation, depletion and amortization	12.0	12.3	35.7	38.0
EBITDA	35.2	25.3	162.6	(53.5)
Asset impairments	-	-	-	138.0
Non-cash charges	0.4	0.3	0.6	1.1
Adjusted EBITDA	$35.6	$25.6	$163.2	$85.6

Free cash flow is provided supplementally because it is widely used by investors as a valuation and liquidity measure in our industry.  We define free cash flow as net cash provided by operating activities less cash used in investing activities.  This measure is not a substitute for, and should not be used in conjunction with, GAAP liquidity or financial measures.  We use free cash flow as one of our measures to evaluate and monitor the ongoing financial performance of our operations.  Other companies may calculate free cash flow differently.  Our free cash flow for the three and nine month periods ended March 31, 2010 and 2009 is calculated as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Free Cash Flow
Net cash provided by operating activities	$29.4	$21.3	$74.4	$49.8
Net cash used in investing activities	(11.2)	(9.1)	(22.7)	(34.2)
Free cash flow	$18.2	$12.2	$51.7	$15.6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2010 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended March 31, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

We are exposed to risk as we operate our business.  To provide a framework to understand our operating environment, we have provided a brief explanation of the more significant risks associated with our business in our Annual Report on Form 10-K.  The following represents an update to the risk factors previously identified.  Although we have tried to identify and discuss key risk factors, others could emerge in the future.  These risk factors should be considered carefully when evaluating our Company.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the Acts).  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  We are currently reviewing provisions of the Acts and their impact on our company-sponsored plans.  We are currently unable to estimate costs associated with compliance of the Acts.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ JOHN B. CROWE

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: April 30, 2010

By:	/s/ STEVEN G. DEAN

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: April 30, 2010

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer