Form 10-K
period 2010-06-30
BUCKEYE TECHNOLOGIES INC
filed 2010-09-02
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2010
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller Reporting Company 

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 31, 2009, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was approximately $360 million.

As of September 1, 2010, there were outstanding 39,353,491 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2010 Annual Proxy Statement to be filed with the Commission in connection with the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I
Item 1. Business

General

Buckeye Technologies Inc. (sometimes referred to in this report as “we”, “us”, the “Company” or “Buckeye”) is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee.  We believe that we have leading positions in many of the high-end niche markets in which we compete.  We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers.  We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage.  We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies.  As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors.  We produce precisely tailored products designed to meet individual customer requirements.  Our focus on specialty niche markets allows us to establish long-term supply positions with key customers.  We operate manufacturing facilities in the United States, Canada, Germany and Brazil.

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

Company History

We and our predecessors have participated in the specialty cellulose market for over 85 years and have developed new uses for many cellulose-based products.  We began operations as an independent company in March 1993, when we acquired the cellulose manufacturing operations of the Procter & Gamble Company located in Memphis, Tennessee and Perry, Florida (the “Foley Plant”), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant.  We became a public company in November 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

In May 1996, we acquired the specialty cellulose business of Peter Temming AG located in Glueckstadt, Germany.  That same year, we acquired Alpha Cellulose Holdings, Inc., a specialty cellulose producing facility located in Lumberton, North Carolina.  In May 1997, we acquired Merfin International Inc., a leading manufacturer of airlaid nonwovens with facilities located in Canada, Ireland and the United States.  In October 1999, we acquired substantially all of the assets of Walkisoft, UPM-Kymmene’s airlaid nonwovens business.  The acquisition of Walkisoft added manufacturing facilities in Steinfurt, Germany and Gaston County, North Carolina.  In March 2000, we acquired the intellectual property rights to the Stac-Pac® folding technology and the cotton cellulose business of Fibra, S.A. located in Americana, Brazil. In calendar 2001, we commenced operating the world’s largest airlaid nonwovens machine at our Gaston, North Carolina facility and started up a cosmetic cotton fiber line at our Lumberton, North Carolina facility.

Due to a decline in demand for cotton content paper, in August 2003 we closed the specialty cotton papers portion of our Lumberton, North Carolina facility.  Due to excess airlaid production capacity around the globe, we closed our single-line airlaid nonwovens facility in Cork, Ireland in  July 2004. In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany.  In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility, which was completed during fiscal year 2006.

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

Product Groups	% of Fiscal 2010 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord Rayon staple fiber Cellulose ethers Wood acetate Cotton acetate	33%

Purity and strength

Strength and heat stability

Uniform viscosity and dyeability

High viscosity, low viscosity, purity
and safety

Viscosity uniformity and purity

Transparency/clarity, strength and
purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Textiles

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Cigarette filters

Liquid crystal display film for computers and television screens and plastic applications

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	15%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	19%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	33%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

See Note 18, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products.  These materials represent the largest components of our variable costs of production.  The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost.  In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at market prices that are fixed annually or current market prices as stated in the agreements.  Additional information is included in Note 21, Commitments, to the Consolidated Financial Statements.

We purchase cotton linter fiber either directly from cottonseed oil mills or indirectly through agents or brokers.  We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically.  The majority of the cotton fiber processed in the Americana plant is purchased in Brazil.

Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products.  Approximately 50% of our fluff pulp usage is internally supplied and the remainder is purchased from several other suppliers.  In addition to fluff pulp, our nonwovens products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications.  These raw materials are also purchased from multiple sources.

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  We continue to have raw material availability issues for our cotton linter fibers in both North America and Brazil.  We have increased our imported cotton linters purchases for specialty cotton fiber production in Memphis in order to minimize the impact of current constraints on North American cotton fiber availability.  This raw material availability constraint will limit our growth and increase production costs.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas.  These manufacturing inputs are subject to significant changes in prices, which could adversely affect our operating results.

Sales and Customers

Our products are marketed and sold through a highly trained, technically skilled sales force.  We maintain sales offices in the United States, Europe and China.  Our worldwide sales are diversified by geographic region as well as end-product application.  Our sales are distributed to customers in over 60 countries around the world.  Our fiscal 2010 sales reflect this geographic diversity, with 39% of sales in North America, 33% of sales in Europe, 16% of sales in Asia, 4% of sales in South America and 8% in other regions.  Approximately 86% of our worldwide sales for fiscal 2010 were denominated in U.S. dollars.  Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 18, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2010 were as follows:

(in millions)
Sales by Destination
	2010		2009		2008
United States	$229	30%	$245	32%	$257	31%
Germany	70	9	67	9	72	9
Italy	53	7	48	6	62	7
China	44	6	14	2	16	2
Mexico	34	5	46	6	38	5
Canada	33	4	31	4	31	4
Japan	32	4	34	5	39	5
France	27	4	29	4	31	4
Brazil	25	3	25	3	30	3
Spain	23	3	20	3	26	3
All other	186	25	196	26	224	27
Total	$756	100%	$755	100%	$826	100%

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

Research and development costs of $6.8 million, $7.5 million and $8.2 million were charged to expense as incurred for the years ended June 30, 2010, 2009 and 2008, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets.  The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing.  The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp markets.  Major competitors include Rayonier Inc., Borregaard, Sateri International Group (”Sateri”), Neucel Specialty Cellulose Ltd., Sappi Saiccor, Tembec Inc., and Archer Daniels Midland Company.

We believe that the number of producers is unlikely to grow significantly due to the substantial investment required to enter the mature specialty fibers market and due to sufficient existing capacity.  However, Sateri reportedly added 250,000 tons of specialty pulp capacity in Brazil (Bahia) during 2008/2009 and is supplying this new volume into the market now.  Fortress Paper Ltd. has announced plans to convert a bleached paper mill in Thurso, Quebec to a chemical cellulose mill sometime in 2011.  Demand from China for chemical cellulose to support its growing viscose rayon staple fiber market is strong and we expect this demand to continue consistent with the growth of China’s middle class.  Thus, this additional chemical cellulose capacity is expected to be readily consumed by China’s growth.

Although global demand for fluff pulp is growing by 3% to 5% annually, we expect fluff pulp prices over the longer term to vary directly with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  Over longer periods of time, fluff pulp prices are higher than commodity pulp prices by $40 to $60 per air dry metric tonne on average, but short term variances can be more significant..  We use 40,000 to 50,000 metric tons of fluff pulp annually from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business.  We believe that we currently produce approximately 5% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowater Inc., International Paper Company, GP Cellulose, LLC, Rayonier, Weyerhaeuser Corp. and Domtar Corp.  We believe the current global output of fluff pulp is approximately 5.1 million tons annually.  We understand that future increases in output at Domtar’s Plymouth mill and a conversion project to produce fluff at GP Cellulose’s recently acquired Alabama River Mill could add 300,000 to 500,000 tons of fluff output in the next two years.

Demand for airlaid nonwovens grew significantly in the 1990’s.  Since then, significant capacity expansion in 2001, primarily in North America, resulted in the market being oversupplied.  Buckeye is a leading supplier of airlaid nonwoven materials worldwide.  The markets in which we compete also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Ahlstrom Oyi, Fiberweb Plc, P.H. Glatfelter Company, Duni AB, GP Cellulose, LLC, Kimberly-Clark Corporation and Polymer Group, Inc.

 While the North American industry is operating in an environment of excess supply, the European market has been more balanced.  Glatfelter announced the new line at their Falkenhagen, Germany facility with an annual capacity in the range of 15,000 to 20,000 metric tons came online in 2009.   Additionally, Lycell started up a new airlaid line in Finland in early 2010 reportedly with an annual capacity of approximately 8,000 metric tons .  We understand that Fiberweb permanently shut down an airlaid line in Italy in January 2009.  In other parts of the world, Fiberweb has started up a second machine in China, which we understand has approximately 10,000 metric tons of annual capacity, and we understand that Sambo started up a 10,000 metric tons per year line in South Korea last year.

Intellectual Property

At June 30, 2010 and 2009, we had intellectual property assets recorded totaling $13.2 million and $14.8 million, respectively.  These assets include patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  The Stac-Pac® packaging technology, a proprietary system for packaging low-density nonwoven materials in compressed cube-shaped bales, is an example of technology we acquired to further differentiate us from our airlaid nonwovens competitors.  Stac-Pac® bales facilitate our customers’ high-speed production lines with a continuous flow of material.  Stac-Pac® units also reduce freight costs by compressing more material in a bale than can be shipped in a traditional roll form, which enables us to ship the bales more effectively in trucks and containers.  Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Seasonality

Our overall business generally is not seasonal to a substantial extent, although we ship slightly lower specialty fiber volume in the July – September quarter and slightly lower nonwovens volume is shipped in the October – December quarter.

Employees

As of August 15, 2010, we employed approximately 1,400 employees, of whom approximately 73% are employed at our facilities in the United States.  Approximately 54% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.  A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil.  A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, King and Lumberton, North Carolina are not unionized.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our results of operations during fiscal year 2011.

The Foley Plant, located in Perry, Florida, discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the EPA in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for our discharge into the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement established a schedule for the filing of necessary permit applications and approvals to implement the following activities, among others:  (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) install a pipeline to relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  Since finalization of the Fenholloway Agreement, we have completed the required process changes within the Foley Plant.  In making these in-plant process changes, we incurred significant capital expenditures.  Based on the anticipated National Pollutant Discharge Elimination System (“NPDES”) permit conditions, we have incurred and, once a final NPDES permit is issued, expect to incur significant capital expenditures.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 22, Contingencies, to the Consolidated Financial Statements.  These possible expenditures could have a material adverse effect on our business, results of operations or financial condition.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations (boiler Maximum Achievable Control Technology (“MACT”) standards) applicable to the Foley Plant were vacated following a public legal challenge.  EPA re-proposed those regulations in April 2010.  The public comment period for that proposed rule ended on August 23, 2010, but EPA has not issued its final regulation for the boiler MACT.  These regulations may impact both bark boilers at the Foley Plant.  However, since EPA has not promulgated a final rule, it is difficult to predict the potential capital expenditures associated with these pending regulations.

Other Information

Our website is www.bkitech.com.  We make available, free of charge, through our website under the heading “Investor Relations,” proxy materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended.  The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K or any other report that we may file with the Commission.

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

Any forward-looking statements included in this document are only made as of the date of this document and we do not intend nor undertake to publicly update any forward-looking statements to reflect subsequent events or circumstances except as we may be required by law to do so.

Item 1A. Risk Factors

Our operations are subject to a number of risks including those listed below and discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations).  If any of the events described in the following risk factors actually occur, it could materially affect our results of operations and financial condition.

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

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely affect our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  We have raw material availability issues at our Memphis and Americana specialty fiber plants.  We have the option to import cotton linters purchases for our Memphis specialty cotton fiber production in order to minimize the impact of current constraints on North American cotton fiber availability.  We have limited production at our Americana, Brazil and Memphis specialty fibers facilities because of raw material constraints.  This raw material availability constraint will limit growth and increase our production costs.  Energy and chemical costs which had increased substantially in recent years, resulting in increased production costs for our products, have recently moderated.  Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

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

Our indebtedness levels could adversely affect us.

As of June 30, 2010, our total debt was approximately $237.5 million and our total debt, as a percentage of total capitalization, was 35%.  Our level of debt could have a significant adverse future effect on our business.  For example:

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

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

-      unscheduled maintenance outages;

-      prolonged power failures;

-      an equipment failure;

-      a chemical spill or release;

-      explosion of a boiler;

-      labor difficulties;

-      disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

-      fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

-      terrorism or threats of terrorism;

-      governmental regulations; and

-      other operational problems.

We may be required to pay significant export taxes or countervailing and anti-dumping duties for exported products.

We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty applications. It is possible that countervailing duty and antidumping tariffs, or similar types of tariffs could be imposed on us in the future. These tariffs could have a material adverse effect on our business, financial results and financial condition.

The impacts of climate-related initiatives, at the international, federal and state levels, remain uncertain at this time.

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues.  Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.”  For example, in 2009 the U.S. House of Representatives passed the Markey-Waxman bill (HR 2454), which would establish a so-called “cap and trade” regime and new permitting requirements to regulate greenhouse gas generation, as well as provide an incentive for the production and use of clean energy.  To date, the U.S. Senate has not passed any comparable legislation. In sum, we believe that the potential for climate change legislation on the federal level is unknown.  In addition, in late 2009, the U.S. EPA issued an “endangerment finding” under the Clear Air Act (“CAA”) with respect to carbon dioxide, which could lead to the regulation of carbon dioxide as a criteria pollutant under the CAA and have significant ramifications for us and the industry in general.  On the international front, the United Nations Climate Change Conference in Copenhagen, which took place in December 2009, did not result in any significant progress toward a binding agreement to replace the Kyoto Protocol, which expires in 2012.

We are dependent upon attracting and retaining key personnel.

We believe that our success depends, to a significant extent, upon our ability to attract and retain key senior management and operations management personnel. Our failure to recruit and retain these key personnel could adversely affect our financial condition or results of operations.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities, which could materially and adversely affect our business.  As of August 15, 2010, we employed approximately 1,400 employees, of whom approximately 73% are employed at our facilities in the United States.  Approximately 54% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.

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

Compliance with extensive general and industry specific environmental laws and regulations requires significant resources, and the significant associated costs may adversely affect our business.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2011.

Compliance with recently passed legislation may adversely affect our business.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the “Acts”).  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  We are currently reviewing provisions of the Acts and their impact on our company-sponsored plans.  We are currently unable to estimate costs associated with compliance with the Acts.

Because approximately 70% of our sales are to customers outside the United States, we are subject to the economic and political conditions of foreign nations.

We have manufacturing facilities in four countries and sell products in approximately 60 countries.  For the fiscal year ended June 30, 2010, sales of our products outside the United States represented approximately 70% of our sales.  The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales.  In addition, although approximately 83% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

Risks related to ownership of our common stock

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Related to our Industries and Business” and the following:

-      actual or anticipated fluctuations in our operating results or our competitors’ operating results;

-	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

-      our growth rate and our competitors’ growth rates;

-      the financial market and general economic conditions;

-	changes in stock market analyst recommendations regarding us, our competitors or our industry generally, or lack of analyst coverage of our common stock;

-	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and

-      changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in our industry that often has been unrelated to the operating performance of particular companies.

Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management’s attention and resources.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Headquarters.  Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee.

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2010, the Memphis Plant operated at about 50% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  In connection with the acquisition of the Foley Plant, we also own 13,000 acres of real property near the plant site. As of June 30, 2010, the Foley Plant operated at approximately 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2010, the Lumberton Plant operated at approximately 100% of its capacity.

Americana Plant.  The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site with a capacity of approximately 40,000 annual metric tons of cotton cellulose.  As of June 30, 2010, the Americana Plant operated at about 30% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix.  Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2010, was approximately 75% of their capacity.

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

We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Americana Plant, the Delta Plant, the Steinfurt Plant and the Gaston Plant.  We lease buildings that house the King Plant, the sales offices in Europe and China and distribution facilities in Savannah, Georgia.  All of the facilities located in the United States are pledged as collateral for certain debt agreements.

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

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on September 1, 2010 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	63	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	48	President, Chief Operating Officer and Director	July 2006
Charles S. Aiken	60	Sr. Vice President, Energy and Sustainability	October 2003
Sheila Jordan Cunningham	58	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	54	Sr. Vice President and Chief Financial Officer	July 2007
Douglas L. Dowdell	52	Sr. Vice President, Specialty Fibers	February 2006
Paul N. Horne	55	Sr. Vice President, Product and Market Development	February 2006
Marko M. Rajamaa	49	Sr. Vice President, Nonwovens	October 2006

John B. Crowe
Chairman of the Board, Chief Executive Officer and Director
Mr. Crowe has served as Chairman of the Board and Chief Executive Officer since July 1, 2006.  He served as President and Chief Operating Officer from April 2003 to July 2006.  He was elected as a director of Buckeye in August 2004.  He served as Senior Vice President, Wood Cellulose from January 2001 to April 2003.  He served as Vice President, Wood Cellulose Manufacturing from January 1998 to January 2001.  Prior to joining us, he was Executive Vice President/General Manager of Alabama River Pulp and Alabama Pine Pulp Operations, a division of Parsons and Whittemore, Inc. and was Vice President and Site Manager of Flint River Operations, a subsidiary of Weyerhauser Company.  From 1979 to 1992, he was an employee of Procter & Gamble.

Kristopher J. Matula
President, Chief Operating Officer and Director
Mr. Matula has served as President and Chief Operating Officer since July 1, 2006.  He was elected as a director of Buckeye in April 2007.  He served as Executive Vice President and Chief Financial Officer from October 2003 to July 2006.  He served as Senior Vice President, Nonwovens and Corporate Strategy from April 2003 to October 2003.  He served as Senior Vice President, Nonwovens from January 2001 to April 2003.  He served as Senior Vice President, Commercial - Absorbent Products from July 1997 to January 2001 and as Vice President, Corporate Strategy from April 1996 to July 1997.  Prior to joining Buckeye in 1994, he held various positions with Procter & Gamble and General Electric.

Charles S. Aiken
Senior Vice President, Energy and Sustainability
Mr. Aiken has served as Senior Vice President, Energy and Sustainability since January 1, 2010.  He served as Senior Vice President, Manufacturing from October 2003 to January 2010.  He served as Senior Vice President, Nonwovens Manufacturing from April 2000 to October 2003.  He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998.  He was an employee of Procter & Gamble from 1977 to March 1993.

Sheila Jordan Cunningham
Senior Vice President, General Counsel and Secretary
Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000.  She served as Vice President, General Counsel and Secretary from April 1998 to April 2000.  She served as Assistant General Counsel from March 1997 to April 1998 and as Secretary from July 1997 to April 1998.  Prior to joining us, she was a partner in the law firm of Baker, Donelson, Bearman, Caldwell, & Berkowitz, P.C..

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 7,125 shareholders on August 20, 2010, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2010		2009
	High	Low	High	Low
First quarter (ended September 30)	$11.32	$4.56	$10.51	$7.29
Second quarter (ended December 31)	12.09	8.12	8.71	3.14
Third quarter (ended March 31)	13.08	10.18	4.74	1.65
Fourth quarter (ended June 30)	15.17	9.95	5.66	2.15

We did not make any dividend payments during the years ended June 30, 2010 or 2009.  On August 3, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock.  The dividend is payable on September 15, 2010 to stockholders of record as of the close of business on August 16, 2010.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.  Our 2013 notes limit the funds available to make dividend payments.  We did not repurchase any shares of our common stock during the year ended June 30, 2010 and we repurchased 0.1 million shares during the year ended June 30, 2009.  At June 30, 2010, we have remaining approximately 5.6 million shares that we are authorized by our Board of Directors to repurchase.  The amount we distribute as dividends and the number of shares that we ultimately repurchase will depend on our financial results and ability to comply with certain conditions under our most restrictive debt agreements at the time of distribution or repurchase.

See the table labeled ‘Equity Compensation Plan Information” to be contained in the 2010 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part II, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index, the Russell 2000 Index, the New York Stock Exchange (“NYSE”) Paper & Allied Products peer group, and the New York Stock Exchange (“NYSE”) Paper & Allied Products peer group excluding KMB for the five fiscal years ended June 30, 2010.  The graph and table assume that $100 was invested on June 30, 2005 in each of our common stock, the Standard & Poor’s index, the Russell 2000 Index, the NYSE Paper & Allied Products peer group and the NYSE Paper & Allied Products peer group excluding KMB and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., the S&P 500 Index, the Russell 2000 index, the NYSE Paper & Allied Products - SIC Codes 2600-2699
and the NYSE Paper & Allied Products - SIC Codes 2600-2699 excluding (KMB)

$300
$250
$200
$150
$100
$50
$0
6/05
6/06
6/07
6/08
6/09
6/10
Buckeye Technologies Inc.
S&P 500
Russell 2000
NYSE Paper & Allied Products - SIC Codes 2600-2699
NYSE Paper & Allied Products - SIC Codes 2600-2699 excluding (KMB)

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2010 S&P , a division of The McGraw-Hill Companies Inc. All rights reserved.

	2005	2006	2007	2008	2009	2010

Buckeye Technologies Inc.	100.00	117.48	188.45	241.08	213.41	231.03
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
Russell 2000	100.00	114.58	133.41	111.80	83.84	101.85
NYSE Paper & Allied Products – SIC Codes 2600-2699 (U.S. & Foreign Cos.) excluding KMB	100.00	107.22	130.01	96.03	81.56	106.82
NYSE Paper & Allied Products - SIC Codes 2600-2699 (U.S. & Foreign Cos.)	100.00	110.80	140.46	90.14	72.26	100.68

We are transitioning from the S&P 500 as our broad-based index to the Russell 2000.  We believe that the Russell 2000 index provides a more relevant benchmark for a company of our size.  Buckeye Technologies Inc. is included in the Russell 2000 index.  We are also transitioning our peer group from NYSE Paper and Allied Products SIC codes 2600 – 2699 to NYSE Paper and Allied Products SIC Codes 2600 – 2699 excluding Kimberly-Clark Corporation (“KMB”).  We believe that due to KMB’s large market capitalization relative to the other companies in the peer group, the peer group results are skewed towards KMB’s results and as such are not as relevant a benchmark for our performance.

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2010(a)	2009(b)	2008(c)	2007 (d)	2006 (e)
Operating Data:

Net sales	$756,426	$754,529	$825,517	$769,321	$728,485

Operating income (loss)	146,466	(22,639)	100,333	81,211	44,420

Net income (loss)	114,574	(65,388)	47,102	30,118	1,980

Basic earnings (loss) per share	$2.95	$(1.69)	$1.21	$0.80	$0.05
Diluted earnings (loss) per share	$2.90	$(1.69)	$1.20	$0.79	$0.05

Balance sheet data:
Total assets	$852,454	$792,384	$1,009,225	$951,822	$948,213
Total long-term debt and capital leases (including current portion)	$237,332	$327,465	$394,268	$445,893	$522,090

Ratio of earnings to fixed charges (f)	7.3x	(52,264)	$2.9x	2.1x	$(497)

(a)   Includes a pretax charge of $3,353 ($2,095 after tax) for restructuring costs.  Includes a pretax benefit of $77,677 ($76,791 after tax) for alternative fuel mixture credits.  Includes a pretax charge of $2,606 ($1,629 after tax) for early extinguishment of debt.  Includes an after tax benefit of $5,415 for investment tax credits on prior period energy project expenditures.

(b)   Includes a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment.  Includes a pretax benefit of $54,232 ($39,644 after tax) for alternative fuel mixture credits.  Includes a pretax benefit of $401 ($261 after tax) for early extinguishment of debt.

(c) Includes a pretax charge of $623 ($392 after tax) for early extinguishment of debt.

(d)   Includes a pretax benefit of $2,000 ($1,274 after tax) from a water conservation partnership payment.  Includes $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note.  Includes a pretax charge of $1,249 ($812 after tax) for restructuring costs and $832 ($521 after tax) for early extinguishment of debt.

(e) Includes a pretax charge of $5,616 ($3,497 after tax) for restructuring and impairment costs.

(f) Earnings were inadequate to cover fixed charges during fiscal years 2009 and 2006. Amount reflects the deficit of earnings to fixed charges. See Exhibit 12.1 for computation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies.  This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K.  Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies and Estimates.  Unless otherwise indicated, references to a year (e.g., “2010”) refers to our fiscal year ended June 30 of that year.

Executive Summary

We manufacture and distribute value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, concrete reinforcing fibers, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers.  Our products are produced in the United States, Canada, Germany and Brazil, and we sell these products in approximately 60 countries worldwide.  We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials.  Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies.  Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  Our key focus areas over the next twelve months include maximizing cash flow, optimizing capacity utilization, investing in the Foley Energy Project, identifying new bio-energy initiatives that support profitable, sustainable growth, and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning cash to shareholders.

Our 2010 financial results were much improved.  Toward the end of 2009, we began to recover from the deepest economic recession since the Great Depression, which had had a noticeable impact on our markets beginning in October 2008.  This improving trend continued and accelerated throughout 2010.  While not satisfied with our overall results, we are pleased with the consistent improvement each quarter over the course of the year.  The versatility of our wood specialty facility allowed us to focus on other specialty markets to remain sold out at the beginning of the year after taking some market downtime in the third quarter of 2009.  As our key markets returned to full strength, we continued to improve our product mix throughout the year.  Our new office in Beijing, China (opened in January 2009) is adding value by increasing sales of our products in China.

Net sales for 2010 were $756 million compared to $755 million in 2009, with the Specialty Fibers segment market sales (excluding intercompany sales) down 1% and sales in the Nonwoven Materials segment up 3%.  Higher shipment volume had a positive $37 million impact on sales compared to 2009, while lower selling prices and unfavorable mix reduced sales by $37 million.  Market shipment volume was up 5% for our specialty fibers segment and 5% for our nonwovens segment.  While selling prices have been trending up over the past several quarters, total year average prices are down year over year by about 4% overall.  This was partly due to lower fluff pulp prices (-6%) and partly due to reduced prices for higher purity specialty grades and nonwovens products reflecting lower input costs.

Operating income for 2010 was $146 million compared to a loss of $23 million in 2009.  A large part of the $169 million improvement is explained by two items – last year’s $138 million non-cash goodwill impairment charge and an increase of $23 million in income from the alternative fuel mixture credit in 2010.  Total gross margin increased by $12 million in spite of only a slight ($2 million) increase in sales revenue, largely due to the return to profitability of our Memphis cotton specialty fibers plant and higher sales and improved margins in our nonwovens segment.  Total gross margin for our wood specialty products was down about $7 million year over year due to sales mix and the $4 million impact of a power outage and voltage surge at our Florida specialty fibers facility in June.  Gross margin as a percentage of sales improved from 14.5% to 16.0%.  Partially offsetting the improvement in gross margin were restructuring costs of $3 million related to headcount reductions required to (i) reduce selling, research and administrative expenses, (ii) to reduce costs at our Memphis plant based on reduced capacity utilization, and (iii) to restructure our UltraFiber sales force.  Total headcount enrollment as of June 30, 2010 was 1,410 compared to 1,444 one year earlier and 1,518 two years earlier.  Selling, research and administrative (“SRA”) expenses of $48 million were up $2 million over the prior year due to higher employee bonus accruals, but SRA expenses are expected to drop to the $44 million range in 2011 as a result of these restructuring actions.

Net earnings for 2010 of $115 million, or $2.90 per diluted share, were up $180 million or $4.59 per diluted share compared to 2009.  Last year’s goodwill impairment charge accounted for $3.30 of this improvement and the increase in income from the alternative fuel mixture credit accounted for an additional $0.91.  Excluding these two items along with restructuring costs, early debt extinguishment costs and investment tax credits related to prior period expenditures, adjusted EPS (reconciled below) improved from $0.59 per diluted share in 2009 to $0.91 per share in 2010.  The impact of the improved gross margin net of higher SRA expenses mentioned above added $0.19 to earnings.  Net interest expense for the year was down $12 million or 40%, adding an additional $0.19 to EPS for the year, but a higher effective tax rate reduced earnings by $0.08 compared to the prior year.  The effective tax rates on income excluding the goodwill impairment charge and income from alternative fuel mixture credit were 35.5% in 2010 compared to 29.6% in 2009.

Net cash provided by operating activities in 2010 totaled $125 million, including $25 million from the alternative fuel mixture credit, enabling us to reduce total debt to $238 million on June 30, 2010.  We have made significant progress reducing our debt and improving our balance sheet.  Reducing total debt by $90 million this year, retiring $110 million of 2010 bonds and $60 million of our 2013 bonds were significant milestones for Buckeye.  Net interest expense for the year was $18 million, compared to $29 million in 2009.  Most of the reduction in interest expense came from lower total debt, but also from exchanging 8.0% and 8.5% bond debt for our banking facility debt of LIBOR plus 1.25%.  A top priority continues to be generating free cash flow.  Our debt target is to be in a range of 2.0-2.5 EBITDA.  On July 28, 2010 we received our 2010 U.S. federal income tax refund of $67 million.  We used this refund to reduce the outstanding balance on our credit facility.  After this reduction, our debt to EBITDA ratio was below the target range.  There will be times when we will be well below that range; however, this provides us with the flexibility to take advantage of potential opportunities to improve shareholder value.

Our capital spending for the year just completed was $47.5 million.  This included $12.3 million in spending on the Florida Energy Project, which is on schedule to be complete with full startup in the first quarter of 2012.   Incentives received in 2010 related to spending to-date on this project included  a $7.4 million State of Florida grant received in the first quarter and $6.6 million in section 48 federal investment tax credits received as part of the 2009 tax refund in June 2010.  We expect to see some benefits of the project beginning as early as the second quarter of 2011.

Over the past two fiscal years, the alternative fuel mixtures credits (“AFMC”), which expired on December 31, 2009, have generated significant net income and cash flow for Buckeye, and have allowed us to reach our debt reduction goals much more quickly than would have otherwise been the case.  During this period, the AFMC generated $131.9 million in operating income and added $116.4 million in net income or $2.97 per share.  Net cash provided by operating activities increased by $63.4 million during this period.  On a cumulative basis through July 2010 including the receipt of the 2010 tax refund, the AFMC has generated total cash flow of $120.1 million for Buckeye since we began earning these credits in February 2009.  Now, based on a new IRS Chief Counsel Advice Memorandum issued in July 2010 addressing the applicability of the $1.01 cellulosic biofuel producer tax credit (“CBPC”) to black liquor in calendar year 2009, we anticipate filing claims for additional tax benefits under that program.  We received a cellulosic biofuel producer registration number which allowed us to amend our tax return for the year ended June 30, 2009 and claim approximately $21 million of CBPC on black liquor produced and used in our business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  We expect to be able to realize this $21 million through a combination of tax refunds and reductions in quarterly estimated tax payments by the end of December 2010.  We could also convert alternative fuel mixture credits for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim alternative fuel mixture cash refunds and alternative fuel mixture income tax credits.  For any gallon of fuel, the $0.50 alternative fuel mixture credit may be exchanged for the $1.01 CBPC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Tax returns would have to be amended to claim the CBPC.  Converting the $0.50 alternative fuel mixture credits/refunds to $1.01 CBPC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56 million, less interest paid to the IRS, and is dependent on our future taxable income for the tax years ending June 30, 2011 through June 30, 2016.We are currently analyzing this opportunity based on the recent IRS guidance and will recognize any benefits in the financial statements for the first quarter of 2011.

On August 3 2010, the Board of Directors announced our first ever quarterly dividend of $.04 per share, a milestone for Buckeye.  With approximately 40 million shares outstanding, this will initially represent a $6.5 million annual distribution of cash to shareholders.  This in essence is cash flow that was formerly used to reduce our debt and pay our interest expense and now will be used to return cash to shareholders.  Our objectives for returning cash to shareholders in the form of dividends are to increase shareholder returns and to broaden our shareholder base.  We expect that Buckeye will continue to generate cash flow from operations sufficient to pay this dividend and grow it over time while also continuing to invest in high-return projects and growth opportunities.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2010.

(millions)	Year Ended June 30			$ Change		Percent Change
	2010	2009	2008	2010/ 2009	2009/ 2008	2010/ 2009	2009/ 2008
Net sales	$756.4	$754.5	$825.5	$1.9	$(71.0)	0.3%	(8.6)%
Cost of goods sold	635.0	645.2	676.0	(10.2)	(30.8)	(1.6)	(4.6)
Gross margin	121.4	109.3	149.5	12.1	(40.2)	11.1	(26.9)
Selling, research and administrative expenses	48.1	46.3	47.3	1.8	(1.0)	3.9	(2.1)
Amortization of intangibles and other	1.9	1.9	1.8	-	0.1	-	5.6
Impairment and restructuring costs	3.4	138.0	0.1	(134.6)	137.9	(97.5)	n/a
Alternative fuel mixture credits	(77.7)	(54.2)	-	(23.5)	(54.2)	43.4	100.0
Other operating income	(0.8)	-	-	(0.8)	-	(100.0)	-
Operating income (loss)	$146.5	$(22.6)	$100.3	$169.1	$(122.9)	748.2%	(122.5)%

Net sales increased slightly for 2010 versus 2009.  Higher volume in both wood specialty products and nonwoven materials was mostly offset by lower pricing and unfavorable product mix in both segments.  We also experienced lower volume in cotton specialty products, as we reduced our production to match raw material availability.

Gross margin in 2010 versus 2009 improved by $12.1 million on the increased sales volume and increased as a percent of net sales from 14.5% to 16.0%.  Our costs were down significantly year over year, but reductions in cost were mostly offset by lower selling prices and unfavorable sales mix.  We experienced lower raw material prices ($20 million), primarily for cotton linter fibers and fluff pulp, although prices for both started increasing in the second half of 2010 and have continued to rise in the first quarter of 2011.  In addition, chemical prices were lower by $17 million and energy prices were lower by $10 million.  Direct cost spending was up about $11 million year over year in spite of significant reductions at our Memphis specialty cotton fibers plant mainly due to higher shipment volumes, increased maintenance spending and higher bonus accruals.  Only $2.5 million of this increase in direct cost spending was due to the June power outage.

The global economic downturn had an unfavorable impact on the demand for many of our products in 2009.  Net sales decreased 8.6% for 2009 versus 2008, primarily due to lower shipment volume in both the specialty fibers and nonwoven materials segments.  Lower shipment volume accounted for approximately $101.1 million of the decline.  Higher selling prices for our products partially offset the lower volume, with selling prices being up approximately 6% on average compared to 2008 ($44.3 million).

Gross margin was lower for 2009 versus 2008 by $40.2 million.  Lower shipment volume and associated market-related production downtime resulted in lost margin on reduced shipments and higher costs due to lower capacity utilization rates.  Overall selling price increases more than offset increases in raw material, chemical and energy prices over that same period.

Selling, research and administrative expenses increased $1.8 million in 2010 due mainly to higher bonus and stock compensation expense which offset the impact of lower employment.  Selling, research and administrative expenses decreased $1.0 million in 2009.  As a percentage of net sales these costs increased to 6.4% in 2010 versus 6.1% in 2009 and 5.7% in 2008.

Based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.  During the three months ended March 31, 2009, we completed this analysis.  We concluded that there was no change to the impairment loss of $138 million we recognized at December 31, 2008.  Since this goodwill impairment charge is non-cash, it did not affect our liquidity or financial covenants.

We recorded $77.7 million and $54.2 million in alternative fuel mixture credits, which were net of expenses, in our consolidated statements of operations for the years 2010 and 2009, respectively.  During 2010 and 2009 we received $8.4 million and $38.4 million, respectively, in cash refunds through the filing of periodic excise tax refund claims.  We claimed $13.8 million as income tax credits on our 2009 tax return and $75.2 million as income tax credits on our 2010 tax return which reduced our cash taxes in 2010 by an additional $17.0 million.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

Further discussion of revenue and operating trends can be found later in this MD&A. Additional information on the goodwill impairment may also be found in Note 3, Goodwill, to the Consolidated Financial Statements.

Segment results

Although nonwoven materials processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, the impact of goodwill impairment loss, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.

The following table compares net sales and operating income by segment for the three years ended June 30, 2010.  Each segment is discussed in further detail in the paragraphs below.

(millions)	Year Ended June 30			$ Change		Percent Change
	2010	2009	2008	2010/ 2009	2009/ 2008	2010/ 2009	2009/ 2008
Net sales
Specialty Fibers	$537.5	$551.6	$595.8	$(14.1)	$(44.2)	(2.6)%	(7.4)%
Nonwoven Material	246.8	239.7	263.6	7.1	(23.9)	3.0	(9.1)
Corporate	(27.9)	(36.8)	(33.8)	8.9	(3.0)	24.2	(8.9)
Total net sales	756.4	754.5	825.5	1.9	(71.0)	0.3	(8.6)

Operating income
Specialty Fibers	65.2	53.7	90.6	11.5	(36.9)	21.4	(40.7)
Nonwoven Material	16.8	12.3	15.3	4.5	(3.0)	36.6	(19.6)
Corporate	64.5	(88.6)	(5.6)	153.1	(83.0)	172.8	N/A
Total operating income	$146.5	$(22.6)	$100.3	$169.1	$(122.9)	748.2%	(122.5)%

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2010.

(millions)	Year Ended June 30			$ Change		Percent Change
	2010	2009	2008	2010/ 2009	2009/ 2008	2010/ 2009	2009/ 2008
Net sales	$537.5	$551.6	$595.8	$(14.1)	$(44.2)	(2.6)%	(7.4)%
Operating income	65.2	53.7	90.6	11.5	(36.9)	21.4	(40.7)
Operating margin percentage	12.1%	9.7%	15.2%

Net sales decreased 2.6% in 2010 versus 2009.  Higher shipment volume had a positive $19 million impact on sales compared to 2009, while lower selling prices and unfavorable mix reduced sales by $34 million.  Fluff pulp pricing decreased by $47 per ton.  Prices for high-end specialty wood grades were down 6%, primarily due to cost pass-through provisions included in our annual sales agreements.  Prices for specialty cotton grades were down 3% reflecting lower costs for cotton linters.  Unfavorable product sales mix also contributed to the lower sales.  Shipment volume for the segment was up 5%, as shipment volume for specialty wood fibers increased by 7%, but shipment volume was lower by 7% for specialty cotton fibers.

Operating income for 2010 improved by $11.5 million compared to 2009 in spite of a $14.1 million drop in sales revenue, largely due to the return to profitability of our Memphis cotton specialty fibers plant.  Our gross margin for this plant improved by $17 million due to a combination of lower raw material costs, chemical costs, energy costs and headcount and other direct cost reductions, although as a percentage of sales, it is still below the average for the total specialty fibers segment.    Total gross margin for our wood specialty products was down about $7 million year over year due to sales mix and the $4 million impact of a power outage and voltage surge at our Florida specialty fibers facility in June.  Operating margin as a percentage of sales for the specialty fibers segment improved from 9.7% to 12.1%.

We also saw a reduction in finished goods inventory in the specialty fibers segment, partly due to 5,000 tons of lost production in June at the Foley Plant due to the power outage.  Inventories are currently below sustainable levels both at the Foley Plant and at the Memphis Plant, and will have to be rebuilt during the first six months of 2011.

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

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2010.

(millions)	Year Ended June 30			$ Change		Percent Change
	2010	2009	2008	2010/ 2009	2009/ 2008	2010/ 2009	2009/ 2008
Net sales	$246.8	$239.7	$263.6	$7.1	$(23.9)	3.0%	(9.1)%
Operating income	16.8	12.3	15.3	4.5	(3.0)	36.6	(19.6)
Operating margin percentage	6.8%	5.1%	5.8%

Nonwoven materials sales increased 3.0% in 2010 versus 2009.  Airlaid shipment volume improved by 6%, offsetting lower prices and unfavorable product mix.

Operating income increased 37% in 2010 versus 2009.  In addition to benefiting from the increased shipment volume and improved capacity utilization, operating margin improved from 5.1% to 6.8% as price decreases lagged reductions in raw material costs (primarily fluff pulp).  This trend of expanding margins during times of falling raw material costs reversed course in mid-year as fluff pulp prices started to rapidly escalate, with operating margin for the fourth quarter down to 5.9%.

Nonwoven materials sales decreased in 2009 versus 2008, primarily due to lower shipment volume ($18.5 million) and a weakening of the euro versus the U.S. dollar ($8.2 million).  Higher pricing of $5.4 million partially offset the impact of lower volumes.  Shipment volumes for the nonwoven materials segment were down 7%.  Part of this reduction was because we did not completely replace the business lost in January 2008 and part was due to the global recession.  Shipment volume for our airlaid nonwovens products used in wipes, however, our largest product category, was up year over year by about 1%.  Selling prices were up about 2% on the average compared to the prior year.

Operating income decreased $3.0 million for 2009 versus 2008.  The impact of lower sales volumes, unfavorable product mix and higher raw material prices were partially offset by higher selling prices, lower transportation costs, a weaker Canadian dollar and reduced selling, research, and administrative spending.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  Intercompany sales were down $8.9 million from 2009 to 2010 primarily due to reduced shipments and selling prices for fluff pulp shipped from our Florida mill to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.

The following tables compare corporate net sales and operating income (loss) for the three years ended June 30, 2010.

(millions)	Year Ended June 30			$ Change		Percent Change
	2010	2009	2008	2010/ 2009	2009/ 2008	2010/ 2009	2009/ 2008
Net sales	$(27.9)	$(36.8)	$(33.8)	$8.9	$(3.0)	24.2%	(8.9)%
Operating income (loss)	64.5	(88.6)	(5.6)	153.1	(83.0)	172.8	N/A

The operating income (loss) for the three years ended June 30 consists of:

(millions)	2010	2009	2008
Unallocated at-risk compensation	$(4.9)	$(1.7)	$(2.6)
Unallocated stock-based compensation	(2.7)	(1.9)	(0.9)
Intellectual property amortization	(1.9)	(1.9)	(1.9)
Restructuring expenses	(3.4)	-	(0.1)
Goodwill impairment loss	-	(138.0)	-
Gross margin on intercompany sales	(0.1)	0.7	(0.1)
Alternative fuel mixture credits	77.7	54.2	-
	$64.5	$(88.6)	$(5.6)

Restructuring activities

2010 Restructuring program

During 2010, we implemented a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3.4 million and was completed during the fourth quarter of 2010.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Florida facility.

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $11.7 million for 2010 versus 2009.  Interest expense decreased due to debt reduction of $90.0 million and a reduction of approximately 134 basis points in our average interest rate.

Interest expense and amortization of debt costs decreased $4.3 million for 2009 versus 2008.  This improvement was the result of lower average debt levels and lower average interest rates during 2009.  In addition, approximately $0.8 million more interest was capitalized on long-term projects in 2009 versus 2008.

Gain (loss) on early extinguishment of debt costs

2010 – During 2010, we used borrowings under our credit facility to redeem the remaining $110 million of our 2010 notes.  As a result of this extinguishment, we recorded a $0.2 million non-cash gain which was the net of the deferred financing costs, offset by the remaining unamortized interest rate swap early termination fee.  We also used cash and borrowings to redeem $60 million of our 2013 notes.  As a result of this extinguishment, we recorded $2.8 million in losses which included redemption price premiums of $1.7 million and non-cash write-off of deferred financing costs of $1.1 million.

2009 – During 2009, we used borrowings on our revolving credit facility to purchase $5 million of our 2010 notes at a discount of 8.5%.  As a result of this extinguishment, we wrote off a portion of deferred financing costs.  The net of the discount and the deferred financing costs resulted in a gain of $0.4 million.

2008 – During 2008, we used cash from operations and borrowings on our revolving credit facility to redeem the remaining $60 million of our 2008 notes and to redeem $35 million of the 2010 notes.  As a result of these extinguishments, we wrote off a portion of deferred financing costs, resulting in non-cash expenses of $0.6 million during 2008.

See Note 10, Long-Term Debt, in the Consolidated Financial Statements for further discussion of the debt issuance and related extinguishment.

Foreign exchange and other

Foreign exchange and other in 2010, 2009 and 2008 were $(0.5) million, $(0.4) million and $0.6 million, respectively.  The loss in 2010 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.  The loss in 2009 was primarily due to a settlement fee in certain litigation and a charge related to the termination of hedge accounting treatment on an interest rate swap.  The income in 2008 was primarily due to foreign currency gains as a result of the strengthening of the Brazilian real.

Income tax expense

Our effective tax rate for 2010 was approximately 8.9% versus (26.5)% in 2009 and 30.0% in 2008.

During 2010 and 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 and 2009 tax years.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010 and 2009, we recorded tax benefits of $26.3 million and $4.8 million, respectively, due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal income tax return.  This tax benefit was much larger in 2010 than in 2009 because only 4% of the 2010 credits were claimed as cash refunds of excise tax (treated as taxable income) compared to 76% in 2009.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During 2010, we recorded a tax benefit of $8.4 million relating to this tax credit, of which $5.4 million relates to expenditures prior to June 30, 2009 and $3.0 million relates to 2010 expenditures.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.

On December 31, 2008 we recorded a $138.0 million goodwill impairment charge and we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.

Effective July 2007, Germany reduced its tax rates resulting in a $2.2 million net tax benefit for 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.”  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $0.9 million to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1.8 million and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.2 million.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During 2009, as a result of a state audit, we reduced our unrecognized tax benefits by $0.2 million and our related interest and penalties by $0.1 million.  During 2010, we increased unrecognized tax benefits by $0.4 million related to federal income taxes.  The balance in unrecognized tax benefits and our related interest and penalties is $2 million and $0.1 million, respectively.

Financial Condition

Our financial condition continued to improve during 2010 with the $90.0 million debt reduction.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning cash to shareholders.

Liquidity and capitalization

We have the following major sources of financing: a senior secured credit facility and senior notes. Our senior secured credit facility and senior notes contain various covenants.  We were in compliance with these covenants as of June 30, 2010, and believe we will continue to remain in compliance for the foreseeable future.  These sources of financing are described in detail in Note 10, Long-Term Debt, to the Consolidated Financial Statements.

Our total debt decreased $90.0 million to $237.5 million at June 30, 2010 from $327.5 million at June 30, 2009.  From June 30, 2008 to June 30, 2009, total debt decreased by $67.0 million.  Our total debt as a percentage of our total capitalization was 35.2% at June 30, 2010, as compared to 50.7% at June 30, 2009 and 47.9% at June 30, 2008.

On July 25, 2007, we established a $200 million senior secured revolving credit facility with a maturity date of July 25, 2012.   We used the proceeds from this credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is grid based pricing, related to our total leverage ratio, at the agent’s prime rate plus 0.25% to 1.00% or a LIBOR-based rate ranging from LIBOR plus 1.25% to LIBOR plus 2.00%.  We also used proceeds from this facility to redeem the remaining $60 million of our 2008 notes, to redeem $20 million of the 2010 notes in mid-September 2007, and for general corporate purposes.  The credit facility is secured by substantially all of our assets located in the United States.

Our credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During 2010 and at June 30, 2010, we were in compliance with the financial covenants under our credit facility.

 On June 30, 2010, we had $22.1 million of cash and cash equivalents and we had $97.8 million borrowing capacity on our credit facility.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1.3 million and are being amortized to interest expense using the effective interest method over the life of the facility.

On June 30, 2009 we amended the 2013 notes to permit the redemption, repurchase or retirement of subordinated indebtedness, including our then existing 2010 notes, up to sixteen months prior to maturity, four months earlier than was allowed by the indenture prior to amendment.  On July 31, 2009 we redeemed the remaining $110 million of our 2010 notes using borrowings on our revolving credit facility.

On July 28, 2010 we received our 2010 U.S. federal income tax refund of $67 million.  We used this refund to reduce the outstanding balance on our revolving credit facility.  On September 1, 2010, we called the remaining $140,000 of the 2013 notes for redemption on October 1, 2010.  These notes will be redeemed using borrowings on our revolving credit facility.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Treasury stock

At June 30, 2010, a total of 5.4 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during 2010 but during 2009 and 2008, we repurchased 0.1 and 0.3 million shares, respectively.  Our 2013 notes limit the funds available to repurchase stock.

Cash Flow

Cash and cash equivalents totaled $22.1 million at June 30, 2010, compared to $22.1 million at June 30, 2009 and $10.4 million at June 30, 2008.  The following table provides a summary of cash flows for the three years ended June 30, 2009.

(millions)	2010	2009	2008
Operating activities:
Net income (loss)	$114.6	$(65.4)	$47.1
Noncash charges and credits, net	64.4	189.8	67.5
Changes in operating assets and liabilities, net	(53.5)	(3.1)	(22.3)
Net cash provided by operating activities	125.5	121.3	92.3

Investing activities:
Purchases of property, plant and equipment	(47.5)	(42.4)	(49.2)
Other investing activities	6.9	(0.3)	(0.4)
Net cash used in investing activities	(40.6)	(42.7)	(49.6)

Financing activities:
Net borrowings (payments) under lines of credit	80.5	(61.1)	78.2
Payments on long-term debt and other	(170.0)	(5.4)	(129.0)
Other financing activities, net	2.3	(0.5)	1.8
Net cash used in financing activities	(87.2)	(67.0)	(49.0)

Effect of foreign currency rate fluctuations on cash	2.3	0.1	1.9

Net increase (decrease) in cash and cash equivalents	$0.0	$11.7	$(4.4)

Cash provided by operating activities

Cash flows from operating activities in 2010 increased $4.2 million over 2009.  While the $25.4 million positive impact of the AFMC on 2010 cash flow was $12.7 million less than in 2009, the income tax refund from 2009 received in 2010 included $6.6 million in section 48 investment tax credits related to the Foley Energy Project.  In addition, working capital was reduced by $5.4 million during 2010 as reductions in finished goods inventory and increased payables more than offset an increase in accounts receivable.

The $29.0 million increase in cash flows from operating activities in 2009 was primarily due to the $38.0 million in cash received from alternative fuel mixture credits during the year, which offset the negative impact of reduced sales revenue and gross margin.  Cash flow in 2009 also benefitted from lower inventory levels, partially offset by lower accounts payable and current liabilities.  The inventory decrease was primarily due to lower levels of raw cotton linters and lower prices on raw materials at all sites.  The decrease in accounts payable was also due to the lower inventory levels and lower prices for raw materials, chemicals and energy.  Finally, the lower level of net sales resulted in cash generated from reduced accounts receivable ($9.9 million) in 2009 compared to an increase in accounts receivable of $6.0 million in 2008 due to increased net sales in that year.

Net cash used in investing activities

Purchases of property, plant and equipment were at relatively consistent levels during the last three years.  We expect efficiency improvement and energy saving projects, maintenance capital and environmental spending will result in total capital expenditures of approximately $57 million for 2011, of which $11 million will be for the Foley Energy Project.  During 2010, we spent $12.3 million on this project, which is on schedule to be complete with full startup in the first quarter of 2012.  A large portion of the spending for this project was financed by the $7.4 million State of Florida grant received in September 2009.  Through 2010, we have spent $29.7 million of this three-year, $45 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley Plant from about 85% to about 95%.

We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Foley Plant specialty fibers facility.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 22, Contingencies, to the Consolidated Financial Statements.

Net cash used in financing activities

During 2010, we used cash from operations and proceeds from stock options exercises to reduce our debt by $90.0 million.

During 2009, we used cash from operations to reduce our debt and capital leases by $67.0 million.

During 2008, we used cash from operations and proceeds from stock option exercises to reduce our debt and capital leases by $51.4 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at June 30, 2010.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (5)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$283.0	$81.0	$56.1	$145.9	$-
Operating lease obligations (2)	3.1	1.9	1.2	-	-
Timber commitments (3)	6.2	6.2	-	-	-
Other purchase commitments(4)	32.0	22.7	7.9	1.4	-
Total contractual cash obligations	$324.3	$111.8	$65.2	$147.3	$-

(1) Amounts include related interest payments.  Interest payments for variable debt of $97.5 million are based on the effective rate as of June 30, 2010 of 1.9%.  See Note 10, Long-Term Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) See Note 11, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 21, Commitments, to the Consolidated Financial Statements for further information.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(5) Less than one year references 2011; 1-3 years references 2012 and 2013; 3-5 years references 2014 and 2015.
Note:
Additionally, the cash flow to fund postretirement benefit obligations for our U.S. plan has an expected net present value of $25.4 million.  The actuarially estimated annual benefit payments are as follows: 2011 - $1.7 million; 2012-2013 - $3.5 million; 2014 - 2015 - $3.5 million; and 2016 through 2020 - $9.4 million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 16, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

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

Bad debt expense for 2010, 2009 and 2008 was $0.1 million, $0.5 million and $0.1 million, respectively.

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

We increased (decreased) tax expense by $1.7 million in 2010, by $2.0 million in 2009 and by $(0.5) million in 2008 by changes to our valuation allowance.

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

No circumstances existed in 2010 and 2008 to indicate the carrying value of any of our assets may not be recoverable.  We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets.  We have previously adopted ASC 350 “Intangibles – Goodwill and Other “, and, as a consequence, discontinued the amortization of goodwill.  We will continue to amortize other intangible assets that meet certain criteria over their useful lives.

In accordance with ASC 350, we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

During our quarter ended December 31, 2008, based on the economic environment and the steep decline in the price of our stock at that time, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, we recorded an impairment charge of $138 million which represented our best estimate of the resulting goodwill impairment.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  We reviewed our long-lived tangible and intangible assets within the impaired reporting units and we determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values and therefore these assets were not impaired.  See Note 1, Accounting Policies and Note 3, Goodwill, to the Consolidated Financial Statements for further information on long-lived assets and impairment charges.

Non-GAAP Financial Measures

In our press releases and other communication with investors, we include certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”).  The non-GAAP measures used are “adjusted operating income”, “adjusted net income” and “adjusted diluted earnings per share” and are equal to operating income, net income and earnings per share excluding income from alternative fuel mixture credits, investment tax credits on prior period expenditures, restructuring, goodwill impairment and early debt retirement costs.  We believe that the presentation of these non-GAAP measures provides information that is useful to investors as it allows for a more meaningful comparison of these financial measures to prior periods, but this information should not be considered a substitute for any measures derived in accordance with GAAP.  We manage our business units by financial measures which exclude these items.  Operating income and earnings per share targets for our all-employee bonus and at-risk compensation also exclude the benefit of alternative fuel mixture credits and the goodwill impairment charge.

	Year Ended June 30,
	2010	2009	2008
Adjusted operating income
Operating income (loss) in accordance with GAAP	$146.5	$(22.6)	$100.3
Goodwill impairment	-	138.0	-
Restructuring costs	3.4	-	0.1
Alternative fuel mixture credits	(77.7)	(54.2)	-
Adjusted operating income	$72.2	$61.2	$100.4

Adjusted net income
Net income (loss) in accordance with GAAP	$114.6	$(65.4)	$47.1
Goodwill impairment	-	127.6	-
Restructuring costs	2.1	-	0.1
Alternative fuel mixture credits	(76.8)	(39.6)	-
Early extinguishment of debt	1.6	0.3	(0.4)
Investment tax credit on prior period expenditures	(5.4)	-	-
Adjusted net income	$36.1	$22.9	$46.8

Adjusted diluted earnings per share (EPS)
EPS in accordance with GAAP	$2.90	$(1.69)	$1.20
Goodwill impairment	-	3.30	-
Restructuring costs	0.05	-	-
Alternative fuel mixture credits	(1.94)	(1.03)	-
Early extinguishment of debt	0.04	0.01	(0.01)
Investment tax credit on prior period expenditures	(0.14)	-	-
Adjusted diluted EPS	$0.91	$0.59	$1.19

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

	Year Ended June 30,
	2010	2009	2008
Adjusted EBITDA
Net income (loss)	$114.6	$(65.4)	$47.1
Income tax expense	11.2	13.7	20.2
Interest expense	16.7	28.2	32.5
Amortization of debt costs	0.9	1.1	1.1
Early extinguishment of debt	2.6	(0.4)	0.6
Depreciation, depletion and amortization	48.2	49.9	52.7
EBITDA	194.2	27.1	154.2
Asset impairments	-	138.0	-
Non-cash charges	1.3	1.6	1.0
Adjusted EBITDA	$195.5	$166.7	$155.2

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

	Year Ended June 30,
	2010	2009	2008
Free Cash Flow
Net cash provided by operating activities	$125.5	$121.3	$92.3
Net cash used in investing activities	(40.6)	(42.8)	(49.6)
Free cash flow	$84.9	$78.5	$42.7

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

Interest Rates

The fair value of our long-term public debt is based on an average of the bid and offer prices at year-end.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at June 30, 2010 were $237.3 million and $241.1 million and at June 30, 2009 were $327.5 million and $311.4 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 100 basis point decrease in interest rates and would amount to a $1.0 million increase in the fair value of long-term debt as of June 30, 2010.

We had $97.3 million of variable rate long-term debt outstanding on June 30, 2010.  At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $1.0 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  We and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.  We do not have any hedges in place to protect against fluctuations in any of these currencies, but we do sometimes hedge this exposure.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We estimate that the negative pre-tax impact of a $0.05 strengthening of the USD versus the Euro (USD/Euro rate) on our operating income is about $0.9 million annually.  We estimate the positive pre-tax impact of a 5% strengthening of the USD versus the Canadian dollar (USD/CAD exchange rate) at about  $1.1 million annually.  We estimate the negative pre-tax impact of a 5% strengthening of the USD versus the Brazilian real (USD/BRL exchange rate) at about  $0.7 million annually.  We are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $181.8 million and $181.8 million at June 30, 2010 and 2009, respectively.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $16.5 million at June 30, 2010.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Commodities

We are dependent on commodities in our production process.  Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon.  Exposure to these commodities can have a significant impact on our operating performance.

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  As of June 30, 2010 and June 30, 2009 we had contracts in place to purchase 125,000 MMBTUs through December 2010 and 359,220 MMBTUs through May 2010, respectively, of natural gas at various fixed prices through December 2010.  Additionally, as of June 30, 2010 we had options in place to purchase 580,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2010.

Item 8. Financial Statements and Supplementary Data

Information required by this Item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2010.  Based on that evaluation, our principal executive and financial officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.  The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this Item regarding our Board of Directors is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” to be included in the 2010 Proxy Statement.  The information required by this Item regarding our executive officers is set forth in Part I, Item 4 of this Annual Report on Form 10-K under “Executive Officers of the Registrant” and incorporated herein by this reference.

Corporate Governance and Code of Business Conduct & Ethics

The information required by this Item regarding our Code of Business Conduct & Ethics and Audit Committee (including the Audit Committee’s “audit committee financial expert”) is incorporated by reference to the section of the 2010 Proxy Statement entitled “Governance of the Company.”

Compliance with Section 16(a) of the Exchange Act

The information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of our 2010 Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of the 2010 Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of the 2010 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions, and director independence is incorporated by reference to the sections of the 2010 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Governance of the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section of the 2010 Proxy Statement entitled “Fees Paid to Auditors.”

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

	(3)	Listing of Exhibits. See Exhibit Index immediately following signature page to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	September 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	September 1, 2010

By:	/s/ Kristopher J. Matula
Kristopher J. Matula, Director, President and Chief Operating Officer
Date:	September 1, 2010

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	September 1, 2010

By:	/s/ R. Howard Cannon
R. Howard Cannon, Director
Date:	September 1, 2010

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	September 1, 2010

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	September 1, 2010

By:	/s/ Steven G. Dean
Steven G. Dean, Senior Vice President and Chief Financial Officer (principal financial officer)
Date:	September 1, 2010

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer (principal accounting officer)
Date:	September 1, 2010

EXHIBIT INDEX
Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company’s Quarterly Report on Form 8-K, filed on September 16,2009
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.3	Indenture for 8.5% Senior notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2010.
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000.
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
10.6
Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company.  Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995
Exhibit 10.1 the Company’s Annual Report on Form 10-Q/A for quarter ended March 31, 1999, filed on May 12, 1999
10.7 10.8 10.9
Form of Change in Control Agreement, dated August 8, 2006

Retirement Replacement Plan

Amended and Restated Credit Agreement dated July 25, 2007 among the Registrant; Bank of America NA; Banc of America Securities LLC; Citizens Bank of Pennsylvania; Cobank, ACB; Regions Bank; and the other lenders party thereto

Exhibit 10.1 to the Company’s Annual Report on Form 8-K, filed on August 11, 2006
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on October 27, 2006.
Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 31, 2007

10.10	2007 Omnibus Incentive Compensation Plan	Exhibit A to the Company’s 2007 Form DEF 14A Proxy Statement, filed on September 20, 2007
10.11	Form of Indemnification Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2009.
10.12	Form of Performance Shares Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 21, 2010.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).  Our internal control over financial reporting includes, among other things: defined policies and procedures for conducting and governing our business, a written Code of Business Conduct and Ethics adopted by our Board of Directors and applicable to all directors and all officers and employees of Buckeye and our subsidiaries, sophisticated information systems for processing transactions and a properly staffed and professional internal audit department.  Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct identified deficiencies.  Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, evaluated our internal control over financial reporting as of June 30, 2010, the end of our fiscal year.  Management based its evaluation on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of Buckeye Technologies Inc. and our report dated September 1, 2010 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
September 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2010 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
September 1, 2010

Consolidated Statements of Operations
(In thousands, except per share data)
	Year Ended June 30
	2010	2009	2008
Net sales	$756,426	$754,529	$825,517
Cost of goods sold	635,023	645,194	675,955
Gross margin	121,403	109,335	149,562

Selling, research and administrative expenses	48,107	46,318	47,277
Amortization of intangibles and other	1,905	1,880	1,856
Goodwill impairment loss	-	138,008	-
Restructuring costs	3,353	-	96
Alternative fuel mixture credits	(77,677)	(54,232)	-
Other operating income	(751)	-	-
Operating income (loss)	146,466	(22,639)	100,333
Other income (expense):
Interest income	123	240	571
Interest expense and amortization of debt costs	(17,624)	(29,294)	(33,557)
Gain (loss) on early extinguishment of debt	(2,606)	401	(623)
Foreign exchange and other	(548)	(418)	581

Income (loss) before income taxes	125,811	(51,710)	67,305

Income tax expense	11,237	13,678	20,203
Net income (loss)	$114,574	$(65,388)	$47,102

Earnings (loss) per share
Basic	$2.95	$(1.69)	$1.21
Diluted	$2.90	$(1.69)	$1.20

Weighted average shares for earnings per share
Basic	38,874	38,689	38,888
Effect of diluted shares	631	-	513
Diluted	39,505	38,689	39,401

 See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,121	$22,061
Accounts receivable – trade, net of allowance for doubtful accounts of $850 in 2010 and $991 in 2009	119,566	105,087
Income tax and alternative fuel mixture credits receivable	68,356	9,374
Accounts receivable – other	3,394	6,205
Inventories	74,850	87,637
Deferred income taxes	2,478	261
Prepaid expenses and other	7,063	6,246
Total current assets	297,828	236,871

Property, plant and equipment, net	524,475	526,589
Goodwill	2,425	2,425
Intellectual property and other, net	27,726	26,499
Total assets	$852,454	$792,384

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$39,376	$30,882
Accrued expenses	44,007	40,804
Short-term debt	198	-
Current portion of long-term debt	67,000	-
Total current liabilities	150,581	71,686

Long-term debt	170,332	327,465
Accrued postretirement benefits	25,283	23,235
Deferred income taxes	56,344	48,399
Other liabilities	12,593	3,568

Commitments and contingencies (Notes 21 and 22)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 39,909,310 and 39,491,951 shares outstanding at June 30, 2010 and 2009, respectively	431	431
Additional paid-in capital	45,480	43,736
Accumulated other comprehensive income	31,131	33,701
Retained earnings	403,121	288,547
Treasury shares, 3,233,460 and 3,650,944 shares at June 30, 2010 and 2009, respectively	(42,842)	(48,384)
Total stockholders’ equity	437,321	318,031
Total liabilities and stockholders’ equity	$852,454	$792,384
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2007	$431	$48,032	$49,491	$307,851	$(58,651)	$347,154

Comprehensive income:
Net income	-	-	-	47,102	-	47,102
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	31,184	-	-	31,184
Net prior service credit and actuarial gain on post retirement obligations, net of tax of $450	-	-	767	-	-	767
Net unrealized loss from cash flow hedging instrument, net of tax of ($227)	-	-	(386)	-	-	(386)
Comprehensive income						78,667

Adjustment to apply FIN 48, net of tax	-	-	-	(878)	-	(878)
Issuance of 614,695 shares of common stock	-	(2,572)	-	-	8,391	5,819
Repurchase of 300,000 shares of common stock	-	-	-	-	(2,720)	(2,720)
Stock-based compensation expense	-	914	-	-	-	914
Tax benefit from stock-based awards	-	601	-	-	-	601
Balance at June 30, 2008	$431	$46,975	$81,056	$354,075	$(52,980)	$429,557

Comprehensive income:
Net loss	-	-	-	(65,388)	-	(65,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(48,072)	-	-	(48,072)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of $282	-	-	479	-	-	479
Net unrealized gain from cash flow hedging instrument, net of tax of $140	-	-	238	-	-	238
Comprehensive income (loss)						(112,743)

Adjustment to apply ASC 715 “Compensation – Retirement Benefits”, net of tax	-	-	-	(140)	-	(140)

Issuance of 396,948 shares of common stock	-	(5,263)	-	-	5,263	-
Forfeiture of 12,699 shares of common stock	-	173	-	-	(173)	-
Repurchase of 54,800 shares of common stock	-	-	-	-	(494)	(494)
Stock-based compensation expense	-	1,845	-	-	-	1,845
Tax benefit from stock-based awards	-	6	-	-	-	6
Balance at June 30, 2009	$431	$43,736	$33,701	$288,547	$(48,384)	$318,031

Comprehensive income:
Net income	-	-	-	114,574	-	114,574
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(689)	-	-	(689)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of ($1,194)	-	-	(2,033)	-	-	(2,033)
Net unrealized gain from cash flow hedging instrument, net of tax of ($89)	-	-	152	-	-	152
Comprehensive income						112,004

Issuance of 504,461 shares of common stock		(2,766)			6,682	3,916
Withholding of 47,877 shares of restricted stock for tax payments	-	641	-	-	(641)	-
Forfeiture of 37,100 shares of common stock	-	499	-	-	(499)	-
Stock-based compensation expense	-	2,335	-	-	-	2,335
Tax benefit from stock-based awards	-	1,035	-	-	-	1,035
Balance at June 30, 2010	$431	$45,480	$31,131	$403,121	$(42,842)	$437,321

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2010	2009	2008
Operating activities
Net income (loss)	$114,574	$(65,388)	$47,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	46,275	48,047	50,873
Amortization	2,857	2,541	2,155
(Gain) loss on early extinguishment of debt	2,606	(401)	623
Goodwill impairment loss	-	138,008	-
Deferred income taxes	7,658	(1,006)	12,850
Provision for bad debts	(84)	477	116
Excess tax benefit from stock based compensation	(726)	-	(44)
Stock-based compensation expense	2,335	1,845	914
Other	3,599	436	27
Changes in operating assets and liabilities:
Accounts receivable	(16,200)	9,872	(5,975)
Income tax and alternative fuel mixture credits receivable	(58,982)	(9,374)	-
Inventories	12,452	19,453	(20,185)
Other assets	(94)	(1,318)	(1,205)
Accounts payable and other current liabilities	9,220	(21,925)	5,055
Net cash provided by operating activities	125,490	121,267	92,306

Investing activities
Purchases of property, plant and equipment	(47,540)	(42,423)	(49,197)
Proceeds from sales of assets	8	-	17
Proceeds from State of Florida grant	7,381	-	-
Other	(421)	(340)	(451)
Net cash used in investing activities	(40,572)	(42,763)	(49,631)

Financing activities
Net borrowings (payments) under revolving line of credit	80,502	(61,130)	78,235
Payments on long-term debt and other	(170,000)	(5,315)	(129,019)
Payments for debt issuance costs	(650)	-	(1,321)
Payments related to early extinguishment of debt	(1,700)	-	-
Purchase of treasury shares	-	(494)	(2,720)
Cash used to settle net share equity awards	(684)	(43)	-
Net proceeds from sale of equity interests	4,600	-	5,819
Excess tax benefit from stock based compensation	726	-	44
Net cash used in financing activities	(87,206)	(66,982)	(48,962)
Effect of foreign currency rate fluctuations on cash	2,348	146	1,890
Increase (decrease) in cash and cash equivalents	60	11,668	(4,397)
Cash and cash equivalents at beginning of year	22,061	10,393	14,790
Cash and cash equivalents at end of year	$22,121	$22,061	$10,393

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

Fiscal Year

Except as otherwise specified, references to a year (e.g., “2010”) refers to our fiscal year ended June 30 of that year.

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

Inventories

Inventories are valued at the lower of cost or market.  The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (“FIFO”) basis.  Other manufactured products and raw materials are generally valued on an average cost basis.  Manufactured inventory costs include material, labor and manufacturing overhead.  Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products.  Fluff pulp is the principal raw material used in our nonwoven materials products.  We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.  The reserve for the lower of cost or market valuation was $311 on June 30, 2010 and $1,278 on June 30, 2009.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions.  Interest capitalized for the years ended June 30, 2010, 2009 and 2008 was $1,376, $1,423 and $631, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation.  The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

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

In accordance with ASC 350 “Intangibles – Goodwill and Other”, we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  We estimate fair value based on a combination of the income approach and the market approach.  The income approach requires management to estimate future net cash flows, the timing of these cash flows and an appropriate discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of future cash flows.  The discount rate is based on independently calculated beta risks for a composite group of companies, our target capital mix and an estimated market risk premium.  The assumptions used in estimating future cash flows are consistent with the reporting unit’s internal planning.  The market approach estimates the fair value of our reporting units on comparable market prices.  Goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  During 2009, we recorded an impairment charge of $138,008.  See Note 3, Goodwill, for further discussion of goodwill and the goodwill impairment charge.  No impairment of goodwill was recorded during 2010 or 2008.  The change in goodwill during 2008 resulted from changes in foreign currency exchange rates.  Prior to adoption of ASC 350, we amortized goodwill.  Accumulated amortization totaled $1,577 at June 30, 2010 and 2009.

Intellectual Property and Other

At June 30, 2010 and 2009, we had intellectual property totaling $13,154 and $14,845, respectively, which includes patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $20,620 and $18,778 at June 30, 2010 and 2009, respectively.  Intellectual property amortization expense of $1,905, $1,880 and $1,856 was recorded during the years June 30, 2010, 2009 and 2008, respectively.  Estimated amortization expense for the five succeeding fiscal years follows: $1,910 in 2011, $1,915 in 2012, $1,915 in 2013, $1,915 in 2014 and $1,915 in 2015.

Deferred debt costs of $2,440 and $4,706 at June 30, 2010 and 2009, respectively, are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $3,128 and $5,454 at June 30, 2010 and 2009, respectively.  We recorded amortization of deferred debt costs of $946, $1,047 and $1,088 during the years ending June 30, 2010, 2009 and 2008, respectively.

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

Labor Agreements

As of June 30, 2010, we employed approximately 1,400 employees.  Approximately 46% of the global workforce is covered under collective bargaining agreements.  These employees are represented by unions at three plants, two in the U.S. at Perry, Florida (the “Foley Plant”) and Memphis, Tennessee and one in Canada at Delta, British Columbia.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  At our Canadian facility, the labor agreement expired on June 30, 2009, but was automatically extended until negotiations are completed.

Environmental Costs

Based on ASC 410 “Asset Retirement and Environmental Obligations”, we capitalize environmental contamination treatment costs if (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property and the condition of that property after the costs are incurred is improved as compared to its condition when originally constructed or acquired, if later, (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared to its condition when originally constructed or acquired, if later, or (3) the costs are incurred in preparing a property for sale.  A liability is recorded for such capital expenditures when incurred.

Liabilities for environmental expenses are recorded when probable and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists: (i) delivery has occurred; (ii)our price to the buyer is fixed and determinable; and (iii) collectability is reasonably assured.  Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.  The timing of revenue recognition is largely dependent on shipping terms.  Discounts and allowances reduce net sales and are comprised of trade allowances, cash discounts and sales returns.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Foreign exchange and other” in the results of operations.  Transaction gains of $498, $192 and $396 were recorded during the years ended June 30, 2010, 2009 and 2008, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from the estimates and assumptions used.

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

Stock-Based Compensation

We use a modified prospective application, as permitted under ASC 718 “Compensation – Stock Compensation”, for share-based awards.  Under this application, we are required to record compensation expense for all share-based awards granted after July 1, 2005 (the date of adoption) and for the unvested portion of previously granted share-based awards that remained outstanding at the date of adoption.

Dividends declared per common share

On August 3, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock.  The dividend is payable on September 15, 2010 to stockholders of record as of the close of business on August 16, 2010.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.  Our 2013 notes limit the funds available to make dividend payments.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, we adopted the rules for fair value measurements, which define fair values, establish a framework for measuring fair value in accordance with GAAP, and expand disclosure about fair value measurements.  We have applied the fair value measurements to our financial assets and liabilities which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, currency and commodity risks.  Effective July 1, 2009, we applied the rules for fair value measurements to our non-financial assets and liabilities recorded at fair value on a non-recurring basis.  See Note 12, Fair Value Measurements, for our disclosures about fair value measurements.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification (“Codification”).  The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  We adopted ASU 2009-17 effective December 31, 2009 and it did not have a material effect on our current financial statements; however, it may have a material effect on future financial statements depending on our future activities.

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash,” (“ASU 2010-01”).  ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, “Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash.”  We adopted ASU 2010-01 effective December 31, 2009 and it did not have a material effect on our current financial statements; however, it may have an effect on future financial statements depending on our future activities.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measures and Disclosures,” (“ASU 2010-06”).  ASU 2010-06 amends the Codification to require new disclosures as follows:  (1) transfers in and out of Levels 1 and 2; and (2) activity in Level 3 fair value measurements.  ASU 2010-06 further provides amendments to the Codification that clarify existing disclosures as follows: (1) level of disaggregation; and (2) disclosures about inputs and valuation techniques.  We adopted ASU 2010-06 and it did not have a material effect on our current financial statements.

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

NOTE 3:  GOODWILL

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

There were no changes in the carrying amount of goodwill for the year ended June 30, 2010.  The changes in the carrying amount of goodwill for the year ended June 30, 2009 were as follows:

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

NOTE 4: RESTRUCTURING COSTS

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3,353 and was completed during the fourth quarter of 2010.  The remaining accrual of $313 will be paid over the next six months.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.

Restructuring expenses are included in “Restructuring costs” in our consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the year ended June 30, 2010.

	Year Ended June 30, 2010
2010 Restructuring Program	Accrual Balance as of June 30, 2009	Additional Charges	Payments	Accrual Balance as of June 30, 2010	Program Charges to Date	Total Estimated Charges
Severance and employee benefits
Specialty fibers	$-	$1,035	$(1,029)	$6	$1,035	$1,035
Corporate	-	1,370	(1,313)	57	1,370	1,370
Other miscellaneous expenses
Specialty fibers	-	948	(698)	250	948	948
Total 2010 Program	$-	$3,353	$(3,040)	$313	$3,353	$3,353

NOTE 5: ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit was equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualified for the alternative fuel mixture credit because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $77,677 and $54,232 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations for 2010 and 2009, respectively.  During 2010 and 2009 we received $8,449 and $38,422 in cash related to these claims, respectively.  We claimed $13,848 as income tax credits on our 2009 tax return and $75,225 as income tax credits on our 2010 tax return.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

NOTE 6:  MITIGATION BANK

In February 2002, we were issued a mitigation bank/environmental resource permit by the State of Florida to restore approximately 6,748 acres of property to wetlands.  As the three phases of the project are completed under this permit, credits are released that can be sold through the mitigation bank and an obligation is created to maintain the property as wetlands in perpetuity.

In 2005, we began construction on the first phase of the mitigation bank.  Since that time, we have completed two of the three phases covered under the permit.  Phase III will not commence before 2013.  During 2006 through 2009, we sold approximately 17 credits for $417.  As of June 30, 2010 we have recorded a long-term asset of $586 for mitigation bank credits and a long-term perpetual maintenance liability of $157.  The asset includes all costs associated with the construction required to return the property to wetlands, hydrologic monitoring, vegetation monitoring and the present value of the perpetual maintenance.  During 2010 we recorded $751, which was net of expenses, in mitigation bank sales which are shown as other operating income on our consolidated statements of operations.

NOTE 7: INVENTORIES

Components of inventories
	June 30
	2010	2009

Raw materials	$21,007	$20,004
Finished goods	29,901	42,599
Storeroom and other supplies	23,942	25,034
	$74,850	$87,637

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2010	2009

Land and land improvements	$16,710	$16,832
Buildings	141,923	141,085
Machinery and equipment	913,180	892,518
Construction in progress	59,788	40,878
	1,131,601	1,091,313
Accumulated depreciation	(607,126)	(564,724)
	$524,475	$526,589

NOTE 9: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2010	2009

Income taxes	$87	$2,973
Interest	3,147	6,159
Retirement plans	6,507	6,807
Salaries and incentive pay	14,237	6,501
Customer incentive programs	4,192	2,619
Vacation pay	4,878	4,734
Other	10,959	11,011
	$44,007	$40,804

NOTE 10: LONG-TERM DEBT

Components of long-term debt
	June 30
	2010	2009

Senior notes due 2013	$140,000	$200,000
Senior subordinated notes due 2010	-	110,444
Credit Facility	97,332	17,021
Total debt	237,332	327,465
Less current portion of long-term debt	67,000	-
Total long-term debt	$170,332	$327,465

Senior Notes

Our 8.5% senior notes due October 1, 2013 (the “2013 notes”) are unsecured obligations and are senior to any of our subordinated debt.  The 2013 notes are guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our credit facility.  The 2013 notes became redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% to 100% of principal amount on or after October 1, 2011 (102.833% at June 30, 2010), together with accrued and unpaid interest to the date of redemption.

On June 30, 2009 we amended the 2013 notes to permit the redemption, repurchase or retirement of subordinated indebtedness, including our 8% senior subordinated notes due 2010 (the “2010 notes” and, with the 2013 notes, the “notes”), up to sixteen months prior to maturity, which represented an increase of four months compared to the prior terms of the indentures pursuant to which the notes were issued.  We paid a consent fee of $650 in the aggregate to all consenting holders.  We recorded this consent fee as a deferred financing cost and we are amortizing it over the remaining term of the 2013 notes using the effective interest rate method.

On January 4, 2010, we redeemed $35,000 of the 2013 notes using a combination of $19,000 cash on hand and $16,000 in borrowings on our revolving credit facility.  On April 19, 2010, we redeemed $25,000 of the 2013 notes using borrowings on our revolving credit facility.  During 2010, we recorded $2,771 in losses related to the extinguishment of this debt which included the redemption price premiums of $1,700 and the write-offs of the related deferred financing costs of $1,071.

Senior Subordinated Notes

On July 31, 2009 we redeemed the remaining $110,000 then outstanding of 2010 notes using borrowings on our revolving credit facility.  During 2010 we recorded a $165 gain related to the early extinguishment of this debt, which was the net of the write-off of the related deferred financing costs and the remaining unamortized interest rate swap early termination fee.

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

The Credit Facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum ratio of consolidated EBITDA to consolidated interest expense.  During 2010 and 2009 and at June 30, 2010, we were in compliance with the financial covenants under our credit facility.

We reclassified $67,000 of the outstanding balance on the credit facility to current portion of long-term debt due to our intention to pay this amount using proceeds from our 2010 U.S. federal income tax refund during the first quarter of 2011.

At June 30, 2010, we had $22,121 of cash and cash equivalents and we had $97,750 borrowing capacity under the Credit Facility.  The Credit Facility allows for a sublimit on letters of credit of $50,000.  As of June 30, 2010, $45,082 of the sublimit was unused.  The commitment fee on the unused portion of the revolving credit facility ranges from 0.25% to 0.40% per annum based on a grid related to our leverage ratio.  Total costs for the issuance of the facility were approximately $1,300 and are being amortized to interest expense using the effective interest method over the life of the facility.  During 2008, $178 was expensed as early extinguishment of debt related to the write-off of deferred financing costs for the term loan portion of the former credit facility.

Aggregate maturities of long-term debt for the next five fiscal years and beyond are as follows: 2011-$67,000, 2013-$30,332, 2014-$140,000 and thereafter $0.  Terms of long-term debt agreements require compliance with certain covenants including interest coverage ratios and limitations on restricted payments and levels of indebtedness.

Other

Total cash interest payments for 2010, 2009 and 2008 was $21,391, $29,462 and $35,615, respectively.

NOTE 11: LEASES

We lease office and warehouse facilities and equipment under various operating leases.  Operating lease expense was $2,773, $2,771 and $2,401 during 2010, 2009 and 2008, respectively.  The aggregate commitments under the operating leases at June 30, 2010 were as follows: 2011—$1,927; 2012—$1,114; 2013—$46; 2014—$2; 2015—$0 and thereafter—$0.

NOTE 12:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at June 30, 2010, were $237,332 and $241,007, respectively, and at June 30, 2009 were $327,465 and $311,362, respectively.

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

	Fair Value Measurements at June 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedges	$39	$-	$39	$-

NOTE 13:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow hedges and accounting for these hedge instruments requires that they be recorded on the balance sheet as either an asset or a liability measured at fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates in our consolidated statement of operations.  As of June 30, 2010, we did not have any foreign currency hedges in place.  As of June 30, 2009 we had a foreign currency contract that did not qualify for hedge accounting treatment with a value of $320 recorded in prepaid expenses and other on the balance sheet.

Interest Rate Swaps

In May 2001, we entered into an interest rate swap relative to $100,000 of our 2010 notes.  The swap converted interest payments from a fixed rate to a floating rate of LIBOR plus 1.97%.  This arrangement qualified as a fair value hedge.  As such, the net effect from the interest rate swap was recorded as part of interest expense.  On October 15, 2003, the swap counter party exercised its right to terminate the swap and paid us $4,000 as an early termination fee, which was being amortized as a reduction to interest expense through October 15, 2010.  At June 30, 2009, the unamortized portion of the termination fee was recorded as an increase in debt of $541.  On July 31, 2009, the remaining $506 was recorded as a gain on early extinguishment of debt when we redeemed the remaining 2010 notes.  During 2010, 2009 and 2008, the swap reduced our interest expense by $35, $463 and $877, respectively.

On September 17, 2007 we entered into an interest rate swap agreement that matured on September 17, 2009 relative to $30,000 of debt under our Credit Facility.  The swap involved the exchange of interest payments from a floating-rate three month LIBOR plus the applicable margin on the revolving credit facility to a fixed rate of 4.79% plus the same applicable margin.  This arrangement qualified as a cash flow hedge; therefore, the net effect from the interest rate swap was recorded as interest expense.  On June 17, 2009 we retired the $30,000 of variable rate debt that had been hedged.  As a result of the extinguishment of the underlying debt, hedge accounting on the interest rate swap was no longer appropriate.  During 2009 and 2008, the swap increased our interest expense by $818 and $91, respectively.

Commodity Hedging

We have entered into contracts for the purchase of natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at a pre-determined price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of June 30, 2010 and June 30, 2009 we had contracts in place to purchase 125,000 MMBTUs through December 2010 and 359,220 MMBTUs through May 2010 of natural gas at various fixed prices, respectively.  Additionally, as of June 30, 2010 we had options in place to purchase 580,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2010.

Fair Value of Derivative Instruments

In the next twelve months, we intend to reclassify into earnings $39 in net gains incurred in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the consolidated statement of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 6/30/10	Fair Value at 6/30/09	Fair Value at 6/30/10	Fair Value at 6/30/09
Natural gas hedges	Prepaid expenses	$39	$-	$-	$-
Natural gas hedges	Accrued expenses		-	-	234
Interest rate swap	Accrued expenses	-	-	-	320
Total derivatives designated as hedging instruments		$39	$-	$-	$554

The following tables present the impact of derivative instruments, net of tax, and their location within the consolidated statement of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Year ended June 30,		Year ended June30,		Year ended June 30,
	2010	2009	2010	2009	2010	2009
Natural gas hedges	$146	$1,163	$387	$(1,015)	$-	$-
Interest rate swap	-	(1,093)	-	707	-	-
Total	$146	$70	$387	$(308)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to interest rate swaps are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Year ended June 30,
	Classification of (gains) or losses	2010	2009
Foreign currency swap	Foreign exchange and other	$337	$-

NOTE 14: STOCKHOLDERS’ EQUITY

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

Grants under the 2007 Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant.  During 2010 there were no options and 36,848 shares of restricted stock granted under the 2007 Plan.  During 2009 and 2008, 360,236 and 320,951 options and 378,861 and 200,637 shares of restricted stock were granted under the 2007 Plan, respectively.  At June 30, 2010, 1,836,820 shares were available to grant under this plan.

In August 1997, the Board of Directors authorized a restricted stock plan (the “Restricted Stock Plan”) and set aside 800,000 treasury shares to fund this plan.  At June 30, 2010, 362,482 restricted shares had been awarded since inception of this plan.   Under this plan, the vesting period is from the date of grant to the date of the recipient’s death or the recipient’s retirement from Buckeye.  Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.  Restricted stock under the Restricted Stock Plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.

Restricted stock may be voted by the recipient; however, the restricted stock may not be sold, pledged, or otherwise transferred before it is vested.

We use the Black-Scholes option-pricing model to calculate the fair value of options for determining our option related compensation expense which is recognized on a straight-line basis over the required service period of the award in the “selling, research and administrative expenses” caption of the consolidated statements of operations.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  No options were granted in 2010.  The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2009 and 2008 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

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

Dividend Yield -   We did not make any dividend payments during the last five years.  On August 3, 2010 our Board of Directors approved the commencement of a regular quarterly cash dividend in the amount of $0.04 per common share.  An increase in the dividend yield will decrease compensation expense.

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

Stock-based compensation expense was $2,672 ($1,683 after tax and $0.04 per share), $1,845 ($1,162 after tax and $0.03 per share) and $914 ($575 after tax and $0.01 per share) for 2010, 2009 and 2008, respectively.  Stock-based compensation is recorded in selling, research and administrative expenses in the consolidated statements of operations.

The following table summarizes information about our stock option plans for the years ended June 30:

	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,171,550	$10.14	1,954,151	$11.51	3,005,850	$14.06
Granted at market	-	-	360,236	4.04	320,951	9.03
Exercised	(467,613)	9.84	-	-	(415,650)	13.76
Forfeited	(28,134)	5.71	(4,637)	8.06	(3,200)	7.62
Expired	(353,000)	15.93	(138,200)	13.70	(953,800)	17.75
Outstanding at end of year	1,322,803	$8.79	2,171,550	$10.14	1,954,151	$11.51
Exercisable at end of year	961,887	$9.91	1,513,523	$11.88	1,491,600	$12.41

The total intrinsic value of options exercised during 2010 was $2,082.  No options were exercised during 2009.  The total intrinsic value of options exercised during 2008 was $1,423.  The fair value of options vested during 2010, 2009 and 2008 was $1,054, $817 and $258, respectively.  The fair value of options nonvested at June 30, 2010, 2009 and 2008 was $1,264, $2,416 and $2,333, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants at market was $2.56 per option in 2009 and $5.26 per option in 2008.  No options were granted in 2010.  As of June 30, 2010 the total future compensation cost related to non-vested stock option grants was $953 and will be recognized over a weighted average period of 1.33 years.  The aggregate intrinsic value of options outstanding and of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2010 was $2,676 and $1,179, respectively.

The following summary provides information about stock options outstanding and exercisable at June 30, 2010:

	Outstanding			Exercisable
Exercise Price	Options	Average Exercise Price	Average Remaining Life (Years)	Options	Average Exercise Price
$4.00 - $8.00	552,261	$5.60	6.93	289,585	$6.50
$8.01 - $12.00	700,542	10.14	4.74	602,302	10.32
$12.01 - $24.00	70,000	20.48	0.30	70,000	20.48
	1,322,803	$8.79	5.42	961,887	$9.91

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 70,942, 2,171,550 and 1,827,571 for the years ended June 30, 2010, 2009 and 2008, respectively.

Restricted Stock

The following table summarizes information about our restricted stock for the years ended June 30:

	2010		2009		2008
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	791,417	$6.18	461,837	$8.40	262,792	$7.73
Granted at market	36,848	9.07	398,887	4.18	205,045	9.23
Vested	(209,307)	(6.15)	(67,307)	(9.51)	-	-
Forfeited	(37,100)	(5.97)	(2,000)	(9.03)	(6,000)	(7.27)
Nonvested at end of year	581,858	$6.55	791,417	$6.18	461,837	$8.40

As of June 30, 2010, the total future compensation cost related to non-vested restricted stock awards was $2,073 and will be recognized over a weighted average period of 4.09 years.  The fair value of restricted stock vested during fiscal years 2010, 2009 and 2008 was $1,147, $640 and $0, respectively.

Treasury Shares

At June 30, 2010, a total of 5,364,100 shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11,000,000 shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during 2010 but during 2009 and 2008, we repurchased 54,800 and 300,000 shares at a total cost of $494 and $2,720, respectively.  Our 2013 notes limit the funds available to repurchase stock.

Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income (loss) were as follows:

	Balance as of June 30, 2010	Balance as of June 30, 2009
Foreign currency translation	$34,947	$35,636
Net prior service credit and actuarial losses on post retirement obligations	(3,821)	(1,788)
Net unrealized gain (loss) from cash flow hedging instruments	5	(147)
	$31,131	$33,701

NOTE 15: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2010	2009	2008

Domestic	$126,618	$41,357	$60,059
Foreign	(807)	(93,067)	7,246

Income (loss) before income taxes	$125,811	$(51,710)	$67,305

Income tax expense (benefit):

	Year Ended June 30
	2010	2009	2008
Current tax expense:
Federal	$657	$11,843	$2,206
Foreign	2,567	2,247	5,082
State and other	348	1,039	926
Current tax expense	3,572	15,129	8,214

Deferred tax expense (benefit):
Federal	7,370	4,546	16,672
Foreign	(1,022)	(5,290)	(5,674)
State and other	1,317	(707)	991
Deferred tax expense	7,665	(1,451)	11,989

Income tax expense	$11,237	$13,678	$20,203

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2010		2009		2008

Expected tax expense (benefit)	$44,034	35.0%	$(18,096)	35.0%	$23,557	35.0%
Investment tax credit	(8,447)	(6.7)	-	-	-	-
Domestic manufacturing deduction	(718)	(0.6)	(1,063)	2.1	(255)	(0.4)
Effect of foreign operations	173	0.1	(435)	0.8	(2,745)	(4.1)
Nondeductible goodwill impairment charge	-	-	37,892	(73.3)	-	-
Alternative fuel mixture credits	(26,300)	(20.9)	(4,847)	9.3	-	-
Change in tax reserves	-	-	(234)	0.5	-	-
Research and development tax credit	-	-	-	-	(1,407)	(2.1)
Change in valuation allowances	1,662	1.3	1,981	(3.8)	(501)	(0.7)
Adjustment of prior year provision estimates	-	-	203	(0.4)	(234)	(0.4)
State taxes and other, net	833	0.7	(1,723)	3.3	1,788	2.7
Income tax expense	$11,237	8.9%	$13,678	(26.5)%	$20,203	30.0%

During 2010 and 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 and 2009 tax years.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010 and 2009, we recorded tax benefits of $26,300 and $4,847, respectively, due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During 2010, we recorded a tax benefit of $8,447 relating to this tax credit, of which $5,415 relates to expenditures prior to June 30, 2009 and $3,032 relates to 2010 expenditures.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.  We account for the investment tax credit as a reduction of federal income taxes in the year in which the credit arises by utilizing the flow-through method of accounting.

We increased our valuation allowance from $14,446 to $16,136 during fiscal year 2010 and from $13,401 to $14,446 during fiscal year 2009.  During 2010, we increased the valuation allowance related to state tax net operating losses by $7.  During 2009, we reduced the valuation allowance related to state tax net operating losses by $54 to reflect changes to the estimate of expected utilization.

During 2010 and 2009, we increased the valuation allowance in Brazil by $968 and $1,110, respectively, to eliminate the tax benefit of current losses.   In addition to accounting for the current year losses, we increased the valuation allowance in Brazil during 2010 by $943 and decreased the valuation allowance in 2009 by $935 to reflect currency translation adjustments.  The net increase to the valuation allowance recorded in Brazil for 2010 and 2009 was $1,911 and $175, respectively.  During 2008, we decreased our valuation allowance related to deferred tax assets for net operating losses of the Americana, Brazil operations by $501 due to tax planning associated with intercompany interest charges offsetting the operating losses.

During 2010, we recorded a net decrease to the valuation allowance in Canada by $228.  The net decrease resulted from the write-off of a valuation allowance of $915 established for an unutilized net-operating loss that expired in 2010 and from an increase to the valuation allowance of $687 resulting from current year losses that we believe are more likely than not to expire unutilized.  At June 30, 2009, due to the impairment of goodwill in 2009 and cumulative book losses net of intercompany charges in our Canadian operations over the past three years, we recorded a valuation allowance of $871 related to net operating losses which we believe will expire unutilized.  We also increased the valuation allowance in Canada by $53 to reflect unfavorable currency translation adjustments.  The total increase to the valuation allowance recorded during 2009 in Canada was $924.  Effective December 2007, Canada enacted Canada Bill C-28 which reduced its Canadian corporate tax rates to 19.5% for 2008, 19% for 2009, 18% for 2010, 16.5% for 2011 and 15% for 2012 and later years.  This reduction in corporate rates resulted in a remeasurement of Canadian deferred tax balances with a net tax benefit of $165 in fiscal 2008.  Furthermore, changes in estimates and tax planning resulted in a net tax benefit of $438 in fiscal 2008 related to utilization of Canadian net operating loss carryforwards.

On December 31, 2008 we recorded a $138,008 goodwill impairment charge and we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.

Effective July 2007, Germany reduced its tax rates resulting in a $2,245 net tax benefit for fiscal 2008 related to remeasurement of German deferred tax liabilities based on reversal of temporary differences.

On July 1, 2007, we adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.”  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  As a result of the adoption, we recorded an adjustment of $878 to reduce retained earnings at July 1, 2007.  At adoption and June 30, 2008, our unrecognized tax benefits totaled $1,806 and cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $164.  We include interest and penalties related to income tax matters as a component of income before income taxes.  All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.  During the year ended June 30, 2009, as a result of a North Carolina audit, we were able to reduce our unrecognized tax benefits by $228 and our related interest and penalties by $108.  In the year ended June 30, 2010, we recorded unrecognized tax benefits of $468 related to federal income taxes.  The balance in unrecognized tax benefits and our related interest and penalties is $2,046 and $56, respectively.  It is reasonably possible that the amount of the benefit with respect to certain of our tax positions will increase or decrease within the next twelve months, but an estimate of the range of the reasonably possible changes cannot be made.  However, we do not expect that the resolution of any of our uncertain tax positions will be material.  The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended June 30
	2010	2009

Uncertain tax position balance at beginning of year	$1,634	$1,970
Increases related to prior year positions	-	-
Increases related to current year tax positions	468	-
Decreases related to settlements with taxing authorities	-	(336)
Decreases due to lapses in statutes of limitations	-	-
Uncertain tax position balance at end of year	$2,102	$1,634

We file income tax returns with federal, state, local and foreign jurisdictions.  As of June 30, 2010, we remained subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2010, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2010 and German tax filings for the years ended June 30, 2004 through June 30, 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$(79,826)	$(68,985)
Inventory	(462)	(59)
Other	(6,159)	(8,089)
Total deferred tax liabilities	(86,447)	(77,133)

Deferred tax assets:
Postretirement benefits	9,609	8,540
Net operating losses	28,308	25,922
Nondeductible reserves	1,620	1,520
Credit carryforwards	569	569
Other	8,611	6,890
Total deferred tax assets	48,717	43,441
Valuation allowances	(16,136)	(14,446)
Deferred tax assets, net of valuation allowances	32,581	28,995
Net deferred tax liability	$(53,866)	$(48,138)

The valuation allowances at June 30, 2010 and 2009 relate specifically to net operating losses in certain state and foreign jurisdictions.  Management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2010 will be fully utilized after consideration of the valuation allowance recorded.

Taxes paid (received) in fiscal 2010, 2009 and 2008 were ($6,383), $7,333 and $10,077, respectively.

At June 30, 2010, foreign net operating loss carryforwards total approximately $78,718.  Of this total, $54,183 have no expiration date and $24,535 have expiration dates from 2014 to 2030.  All federal net operating loss carryforwards and federal tax credit carryforwards were utilized during 2008 and 2009.  State net operating loss carryforwards total $78,425 and expire between 2018 and 2030. State tax credits of $876 are recorded and are expected to be utilized over the next few years.

We have not recorded deferred income taxes on the unremitted earnings of our foreign subsidiaries, primarily the unremitted earnings of our German operations.  It is not practicable to estimate the deferred income tax liability on the unremitted earnings.

NOTE 16: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees.  We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation.  We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for the years ended June 30, 2010, 2009 and 2008 was $7,623, $7,960 and $7,870, respectively.

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

On July 1, 2008, we adopted the measurement date provisions of ASC 715 “ Compensation – Retirement Benefits”, which requires the measurement date of the plan’s funded status to be the same as our fiscal year end.

The adoption of the measurement date provisions of ASC 715 resulted in a decrease in accrued postretirement benefits of $1,177, an increase in deferred tax liabilities of $435, an increase in accumulated other comprehensive income of $882 and a decrease in the opening balance of retained earnings of $140.  The adoption of the measurement date provisions of SFAS No. 158 had no material effect on our consolidated statement of operations for the fiscal year ended June 30, 2010 or for any prior period presented, and it will not materially affect our operating results in future periods.

 The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2010	2009	2008

Service cost for benefits earned	$405	$483	$604
Interest cost on benefit obligation	1,399	1,493	1,401
Amortization of prior service credit	(990)	(1,002)	(1,002)
Amortization of actuarial loss	126	277	583
Total cost	$940	$1,251	$1,586

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2010, and a statement of the plans’ funded status as of June 30, 2010 and 2009.  The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2010	2009
Change in benefit obligation:
Obligation at beginning of year	$23,223	$23,698
Service cost and interest cost between May 1, 2008 and June 30, 2008	-	328
Service cost	405	483
Interest cost	1,399	1,493
Participant contributions	761	776
Amendments	110	-
Actuarial loss (gain)	2,252	(1,589)
Benefits paid	(2,739)	(1,966)
Obligation at end of year	25,411	23,223
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	1,978	1,190
Plan participant contributions	761	776
Benefits paid	(2,739)	(1,966)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(25,411)	(23,223)
Other plans	(1,587)	(1,853)
Accrued post retirement benefit obligation	(26,998)	(25,076)
Less current portion included in accrued expenses	1,715	1,841
Noncurrent obligation recognized in the consolidated balance sheet	$(25,283)	$(23,235)

The accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2010 and 2009 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income (loss) at June 30 as follows:

	June 30
	2010	2009
Prior service credit	$1,276	$2,377
Accumulated actuarial loss	(7,341)	(5,215)
Accumulated other comprehensive income (loss)	(6,065)	(2,838)
Tax effect	2,244	1,050
Accumulated other comprehensive income (loss), net of tax	$(3,821)	$(1,788)

The prior service credit and accumulated actuarial loss included in other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2011 is $526 ($331 net of tax) and $385 ($243 net of tax), respectively.

Expected annual benefit payments are as follows: 2011 - $1,715; 2012 - $1,755; 2013 - $1,711; 2014 - $1,739; 2015 - $1,778; and 2016 to 2020 - $9,447.  Expected employer contributions for fiscal year 2011 are approximately $2,529.

The discount rate used to determine benefit obligations was 5.20% and 6.65% at June 30, 2010 and 2009, respectively.

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2010	2009	2008
Discount rate	6.65%	6.90%	5.90%
Measurement date	June 30, 2009	June 30, 2008	April 30, 2007

During 2008, our net employer cost reached the net employer cost cap.  Therefore no assumption has been made for a rate increase in the per capita cost of covered benefits.

We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate.  Due to the long-term nature of these indices, they have a similar maturity to expected benefit payments.

NOTE 17: SIGNIFICANT CUSTOMER

Net sales to The Procter & Gamble Company and its affiliates for the years ended June 30, 2010, 2009 and 2008 were 7%, 8% and 10%, respectively, of total net sales.  Specialty fibers accounted for 68%, 68% and 66% of these sales in fiscal years 2010, 2009 and 2008, respectively.  The remainder of these sales were derived from the nonwoven materials segment.

NOTE 18: SEGMENT INFORMATION

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$537,483	$246,803	$(27,860)	$756,426
	2009	551,630	239,678	(36,779)	754,529
	2008	595,782	263,551	(33,816)	825,517
Operating income (loss)	2010	65,219	16,797	64,450	146,466
	2009	53,691	12,273	(88,603)	(22,639)
	2008	90,640	15,300	(5,607)	100,333
Depreciation and amortization of intangibles	2010	29,604	14,770	3,809	48,183
	2009	31,372	14,904	3,651	49,927
	2008	33,168	16,134	3,425	52,727
Total assets	2010	504,224	230,981	117,249	852,454
	2009	497,681	243,736	50,967	792,384
	2008	525,147	279,688	204,390	1,009,225
Capital expenditures	2010	42,591	3,971	978	47,540
	2009	37,392	3,714	1,317	42,423
	2008	42,347	4,855	1,995	49,197

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, goodwill impairment loss, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.  Corporate assets primarily include cash, income tax and alternative fuel mixture credit receivable, goodwill and intellectual property.

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

	Year Ended June 30
	2010	2009	2008
Chemical cellulose	33%	35%	32%
Customized fibers	15%	13%	17%
Fluff pulp	19%	20%	19%
Nonwoven materials	33%	32%	32%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil.  The following provides a summary of net sales to unaffiliated customers based on point of origin, net sales by point of destination and long-lived assets by geographical area:

	Year Ended June 30
Net sales by point of origin:	2010		2009		2008
United States	$593,515	78%	$592,139	78%	$624,741	76%
Germany	91,142	12	87,372	12	110,077	13
Other	71,769	10	75,018	10	90,699	11
Total	$756,426	100%	$754,529	100%	$825,517	100%

	Year Ended June 30
Net sales by point of destination:	2010		2009		2008
North America	$298,382	40%	$326,111	43%	$329963	40%
Europe	248,018	33	259,026	34	305,441	37
Asia	138,806	18	105,463	14	90,807	11
South America	26,032	3	27,894	4	33,021	4
Other	45,188	6	36,035	5	66,285	8
Total	$756,426	100%	$754,529	100%	$825,517	100%

	As of June 30
	2010	2009	2008
Long-lived assets by geographical area:
United States	$400,856	$395,662	$394,463
Brazil	46,972	44,973	56,955
Germany	38,381	48,141	57,878
Canada	38,264	37,807	46,402
Other	2	6	10
Total long-lived assets	$524,475	$526,589	$555,708

	As of June 30
	2010	2009	2008
Net assets by geographical area:
United States	$255,488	$136,223	$110,391
Germany	67,028	71,460	73,966
Brazil	63,809	60,624	91,052
Canada	50,626	49,376	153,641
Other	370	348	507
Total net assets	$437,321	$318,031	$429,557

NOTE 19: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $6,752, $7,469 and $8,194 were charged to expense as incurred for the years ended June 30, 2010, 2009 and 2008, respectively.

NOTE 20:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our $45,000 Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We recorded the first $52 installment on March 15, 2010.  We have recorded these cash incentives in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  For 2010 we have reclassified $3,524.  When the project is complete, we will amortize the $7,588 over the life of the equipment.

NOTE 21: COMMITMENTS

We have significant purchase contracts for timber and energy under separate agreements expiring at various dates through fiscal year 2014.  Under two separate timber contracts we are required to purchase certain timber from specified tracts of land that is available for harvest.  The energy contract is for our Americana Plant and requires us to purchase a minimum amount of contracted energy each year.  The contract prices under the terms of the timber agreements are fixed annually based on market prices and the contract prices under the energy contract are adjusted annually based on inflation indices.  At June 30, 2010, total annual purchase obligations, as estimated based on current contract prices for those agreements noted above, were as follows:  2011—$28,896; 2012—$5,097; 2013—$2,813; 2014—$1,407; 2015—$0; thereafter—$0.  Purchases under these agreements for 2010, 2009 and 2008 were $11,741, $10,880 and $16,743, respectively.

NOTE 22: CONTINGENCIES

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2011.

Our Foley Plant discharges treated wastewater into the Fenholloway River.  Under the terms of an agreement with the Florida Department of Environmental Protection (“FDEP”), approved by the EPA in 1995, we agreed to a comprehensive plan to attain Class III (“fishable/swimmable”) status for the Fenholloway River under applicable Florida law (the “Fenholloway Agreement”).  The Fenholloway Agreement established a schedule for the filing of necessary permit applications and approvals to implement the following activities, among others: (i) make process changes within the Foley Plant to reduce the coloration of its wastewater discharge, (ii) restore certain wetlands areas, (iii) install a pipeline to relocate the wastewater discharge point into the Fenholloway River to a point closer to the mouth of the river, and (iv) provide oxygen enrichment to the treated wastewater prior to discharge at the new location.  We have completed the process changes within the Foley Plant as required by the Fenholloway Agreement.  In making these in-plant process changes, we incurred significant capital expenditures.  Based on the anticipated permit conditions, we expect to incur significant additional capital expenditures once final permits are issued.

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.   In addition, we also have filed a petition with the FDEP for the establishment of  Site-Specific Alternative Water Quality Criteria (“SSAC”), which petition  must be approved by the EPA. The additional studies necessary to support revisions to the permit have been completed.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River.   SSACs require the approval of the EPA.  It is expected to be forwarded to EPA in September 2010.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2012.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations (boiler Maximum Achievable Control Technology (“MACT”) standards) applicable to the Foley Plant were vacated following a public legal challenge.  EPA re-proposed those regulations in April 2010.  The public comment period for that proposed rule ended on August 23, 2010, but EPA has not issued its final regulation for the boiler MACT.  These regulations may impact both bark boilers at the Foley Plant.  However, since EPA has not promulgated a final rule, it is difficult to predict the potential capital expenditures associated with these pending regulations.

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,457 at June 30, 2010 exchange rates) of the taxes and penalties that were assessed.  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  We intend to file our objection to 796 real ($442 at June 30, 2010 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objection will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  The total value of the loss, including business interruption, cannot be determined at this time, but we believe that losses in excess of our $2,000 deductible will be covered by property and business interruption insurance.  In June 2010, we wrote-off certain fixed assets that were damaged.  In August 2010, we received a $1,000 advance from the insurance company.  We have recorded this advance in other current liabilities.  We have not recognized potential gains arising from property damage or business interruption insurance in our Consolidated Statements of Operations and will not do so until final settlement of the insurance claim.

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

NOTE 23: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2010

Net sales	$177,274	$183,308	$190,714	$205,130
Gross margin	24,907	30,214	33,147	33,135
Operating income (loss)	47,962	55,720	23,690	19,094
Net income (loss)	39,231	46,284	19,343	9,716
Earnings (loss) per share
Basic	$1.00	$1.19	$0.50	$0.25
Diluted	$1.01	$1.18	$0.49	$0.24

Year ended June 30, 2009

Net sales	$221,293	$184,665	$171,635	$176,936
Gross margin	35,338	23,132	23,870	26,995
Operating income	22,659	(126,613)	12,804	68,511
Net income	8,850	(124,984)	4,286	46,460
Earnings per share
Basic	$0.23	$(3.23)	$0.11	$1.20
Diluted	$0.23	$(3.23)	$0.11	$1.20

During the first quarter of 2010, we recorded a pretax benefit of $35,842 ($35,105 after tax) for alternative fuel mixture credits, a pre-tax charge of $765 ($478 after tax) for restructuring expense, and a pre-tax benefit of $165 ($103 after tax) on early extinguishment of debt.  During the second quarter of 2010, we recorded a pretax benefit of $37,073 ($37,496 after tax) for alternative fuel mixture credits and a pre-tax charge of $50 ($31 after tax) for restructuring expense.  During the third quarter of 2010, we recorded a pretax benefit of $4,762 ($4,190 after tax) for alternative fuel mixture credits, an after-tax benefit of $7,440 for investment tax credits on prior period expenditures, a pre-tax charge of $2,394 ($1,497 after tax) for restructuring expense, and a pre-tax charge of $1,538 ($961 after tax) for early extinguishment of debt.  During the fourth quarter of 2010, we recorded an after-tax benefit of $1,007 for investment tax credits, a pre-tax charge of $144 ($90 after tax) for restructuring expense and a pre-tax charge of $1,233 ($771 after tax) for early extinguishment of debt.

During the second quarter of 2009, we recorded a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment.  During the fourth quarter of 2009, we recorded a pretax benefit of $54,232 ($39,644 after tax) for alternative fuel mixture credits and a tax benefit of $1,394 for corrections to deferred taxes.

NOTE 24:  SUBSEQUENT EVENTS

On August 3, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock.  The dividend is payable on September 15, 2010 to stockholders of record as of the close of business on August 16, 2010.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer tax credit (“CBPC”).  Each gallon of black liquor produced by and used as a fuel by us in our business operations during calendar 2009 will qualify for the $1.01 non-refundable CBPC.  We received a cellulosic biofuel producer registration number which allowed us to amend the tax return for the year ended June 30, 2009 and claim approximately $21 million of CBPC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  Approximately $8 million will be received as tax refunds for tax years ended June 30, 2009 and June 30, 2010, with the remaining $13 million used to offset estimated tax payments for the year ending June 30, 2011.

The Addendum included with the Form 637 CB Registration approval includes guidance on converting alternative fuel mixture credits for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim alternative fuel mixture cash refunds and alternative fuel mixture income tax credits.  For any gallon of fuel, the $0.50 alternative fuel mixture credit may be exchanged for the $1.01 CBPC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  The tax returns would have to be amended to claim the CBPC.

Converting the $0.50 alternative fuel mixture credits/refunds to $1.01 CBPC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56 million, less interest paid to the IRS, and is dependent on our future taxable income for tax years ending June 30, 2011 through June 30, 2016.  We are currently analyzing this opportunity based on the recent IRS guidance and will recognize any benefits in the financial statements for the first quarter of 2011.

On September 1, 2010, we called the remaining $140,000 of the 2013 notes for redemption on October 1, 2010.  These notes will be redeemed using borrowings on our revolving credit facility.

NOTE 25: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

STATEMENTS OF OPERATIONS
Year ending June 30, 2010

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$92,018	$532,659	$163,596	$(31,847)	$756,426
Cost of goods sold	77,631	435,986	152,310	(30,904)	635,023
Gross margin	14,387	96,673	11,286	(943)	121,403

Selling, research and administrative expenses, and other	(11,762)	51,510	9,513	-	49,261
Restructuring and impairment costs	3,353	-	-	-	3,353
Alternative fuel mixture credits	-	(77,677)	-	-	(77,677)

Operating income (loss)	22,796	122,840	1,773	(943)	146,466

Other income/(expense):
Net interest income/(expense) and amortization of debt	(18,778)	1,281	(4)	-	(17,501)
Other income/(expense), including equity in income of affiliates	73,768	37	(739)	(76,220)	(3,154)
Intercompany interest income/(expense)	27,374	(25,956)	(1,418)	-	-

Income/(loss) before income taxes	105,160	98,202	(388)	(77,163)	125,811

Income tax expense/(benefit)	(9,414)	29,137	1,546	(10,032)	11,237

Net income (loss)	$114,574	$69,065	$(1,934)	$(67,131)	$114,574

STATEMENTS OF OPERATIONS
Year ending June 30, 2009

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$96,684	$534,915	$163,069	$(40,139)	$754,529
Cost of goods sold	98,653	437,193	150,251	(40,903)	645,194
Gross margin	(1,969)	97,722	12,818	764	109,335

Selling, research and administrative expenses, and other	(14,076)	52,656	9,618	-	48,198
Goodwill impairment loss	20,230	24,922	92,856	-	138,008
Alternative fuel mixture credits	-	(54,232)	-	-	(54,232)

Operating income (loss)	(8,123)	74,376	(89,656)	764	(22,639)

Other income/(expense):
Net interest income/(expense) and amortization of debt	(30,467)	1,265	148	-	(29,054)
Other income/(expense), including equity in income of affiliates	(81,335)	(208)	(8)	81,534	(17)
Intercompany interest income/(expense)	30,830	(27,276)	(3,554)	-	-

Income/(loss) before income taxes	(89,095)	48,157	(93,070)	82,298	(51,710)

Income tax expense/(benefit)	(23,707)	19,032	(3,044)	21,397	13,678

Net income (loss)	$(65,388)	$29,125	$(90,026)	$60,901	$(65,388)

STATEMENTS OF OPERATIONS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$123,263	$538,444	$201,515	$(37,705)	$825,517
Cost of goods sold	108,297	422,226	182,964	(37,532)	675,955
Gross margin	14,966	116,218	18,551	(173)	149,562

Selling, research and administrative expenses, and other	(17,729)	55,872	10,990	-	49,133
Restructuring costs	69	-	27	-	96

Operating income (loss)	32,626	60,346	7,534	(173)	100,333

Other income/(expense):
Net interest income/(expense) and amortization of debt	(33,712)	272	454	-	(32,986)
Other income/(expense), including equity in income of affiliates	50,966	156	208	(51,372)	(42)
Intercompany interest income/(expense)	26,961	(26,014)	(947)	-	-

Income/(loss) before income taxes	76,841	34,760	7,249	(51,545)	67,305

Income tax expense/(benefit)	29,739	7,612	(654)	(16,494)	20,203

Net income (loss)	$47,102	$27,148	$7,903	$(35,051)	$47,102

BALANCE SHEETS
As of June 30, 2010

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$771	$3	$21,347	$-	$22,121
Accounts receivable, net	43,142	54,060	25,758	-	122,960
Income tax and alternative fuel mixture credits receivable	-	68,356	-	-	68,356
Inventories	10,234	47,339	17,954	(677)	74,850
Other current assets	727	6,471	2,343	-	9,541
Intercompany accounts receivable	-	242,219	-	(242,219)	-
Total current assets	54,874	418,448	67,402	(242,896)	297,828

Property, plant and equipment, net	56,085	344,771	123,619	-	524,475
Goodwill and intangibles, net	13,154	2,425	-	-	15,579
Intercompany notes receivable	359,717	-	-	(359,717)	-
Other assets, including investment in subsidiaries	462,937	232,066	94,351	(774,782)	14,572
Total assets	$946,767	$997,710	$285,372	$(1,377,395)	$852,454

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$5,218	$26,399	$7,759	$-	$39,376
Other current liabilities	19,091	21,072	4,043	(1)	44,205
Current portion of long-term debt	67,000	-	-	-	67,000
Intercompany accounts payable	239,509	-	2,710	(242,219)	-
Total current liabilities	330,818	47,471	14,512	(242,220)	150,581

Long-term debt	170,332	-	-	-	170,332
Deferred income taxes	(2,070)	52,319	6,095	-	56,344
Other long-term liabilities	10,366	25,922	1,588	-	37,876
Intercompany notes payable	-	261,865	97,852	(359,717)	-
Stockholders’/invested equity	437,321	610,133	165,325	(775,458)	437,321
Total liabilities and stockholders’ equity	$946,767	$997,710	$285,372	$(1,377,395)	$852,454

BALANCE SHEETS
As of June 30, 2009

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,138	$4	$20,919	$-	$22,061
Accounts receivable, net	18,644	63,522	29,126	-	111,292
Income tax and alternative fuel mixture credits receivable	-	9,374	-	-	9,374
Inventories	17,325	53,722	16,931	(341)	87,637
Other current assets	332	5,156	1,019	-	6,507
Intercompany accounts receivable	-	131,302	-	(131,302)	-
Total current assets	37,439	263,080	67,995	(131,643)	236,871

Property, plant and equipment, net	58,821	336,836	130,932	-	526,589
Goodwill and intangibles, net	14,845	2,425	-	-	17,270
Intercompany notes receivable	363,717	-	-	(363,717)	-
Other assets, including investment in subsidiaries	328,471	267,118	103,781	(687,716)	11,654
Total assets	$803,293	$869,459	$302,708	$(1,183,076)	$792,384

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$4,856	$18,295	$7,731	$-	$30,882
Other current liabilities	19,731	14,564	6,510	(1)	40,804
Intercompany accounts payable	127,923	-	3,379	(131,302)	-
Total current liabilities	152,510	32,859	17,620	(131,303)	71,686

Long-term debt	327,465	-	-	-	327,465
Deferred income taxes	(3,862)	44,251	8,010	-	48,399
Other long-term liabilities	9,149	15,802	1,852	-	26,803
Intercompany notes payable	-	268,991	94,726	(363,717)	-
Stockholders’/invested equity	318,031	507,556	180,500	(688,056)	318,031
Total liabilities and stockholders’ equity	$803,293	$869,459	$302,708	$(1,183,076)	$792,384

STATEMENTS OF CASH FLOWS
Year ending June 30, 2010

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$89,075	$36,406	$9	$125,490

Investing activities:
Purchases of property, plant and equipment	(2,045)	(43,367)	(2,128)	(47,540)
Proceeds from Florida grant	-	7,381	-	7,381
Other	-	(421)	8	(413)
Net cash used in investing activities	(2,045)	(36,407)	(2,120)	(40,572)

Financing activities
Net borrowings under revolving line of credit	80,311	-	191	80,502
Net payments on long-term debt and other	(167,708)	-	-	(167,708)
Net cash used in financing activities	(87,397)	-	191	(87,206)

Effect of foreign currency rate fluctuations on cash	-	-	2,348	2,348

Increase (decrease) in cash and cash equivalents	(367)	(1)	428	60
Cash and cash equivalents at beginning of period	1,138	4	20,919	22,061
Cash and cash equivalents at end of period	$771	$3	$21,347	$22,121

STATEMENTS OF CASH FLOWS
Year ending June 30, 2009

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$70,592	$36,787	$13,888	$121,267

Investing activities:
Purchases of property, plant and equipment	(3,392)	(36,222)	(2,809)	(42,423)
Other	-	(340)	-	(340)
Net cash used in investingactivities	(3,392)	(36,562)	(2,809)	(42,763)

Financing activities
Purchase of treasury shares	(494)	-	-	(494)
Net payments under revolving line of credit	(61,059)	-	(71)	(61,130)
Net payments on long-term debt and other	(5,000)	(358)	-	(5,358)
Net cash used in financing activities	(66,553)	(358)	(71)	(66,982)

Effect of foreign currency rate fluctuations on cash	-	-	146	146

Increase (decrease) in cash and cash equivalents	647	(133)	11,154	11,668
Cash and cash equivalents at beginning of period	491	137	9,765	10,393
Cash and cash equivalents at end of period	$1,138	$4	$20,919	$22,061

STATEMENTS OF CASH FLOWS
Year ending June 30, 2008

	Buckeye Technologies Inc.	Guarantors U.S. Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$49,605	$39,561	$3,140	$92,306

Investing activities:
Purchases of property, plant and equipment	(6,722)	(39,023)	(3,452)	(49,197)
Other	-	(451)	17	(434)
Net cash used in investingactivities	(6,722)	(39,474)	(3,435)	(49,631)

Financing activities
Purchase of treasury shares	(2,720)	-	-	(2,720)
Net borrowings under revolving line of credit	78,079	-	156	78,235
Net payments on long-term debt and other	(124,080)	(397)	-	(124,477)
Net cash provided by (used in) financing activities	(48,721)	(397)	156	(48,962)

Effect of foreign currency rate fluctuations on cash	-	-	1,890	1,890

Increase (decrease) in cash and cash equivalents	(5,838)	(310)	1,751	(4,397)
Cash and cash equivalents at beginning of period	6,329	447	8,014	14,790
Cash and cash equivalents at end of period	$491	$137	$9,765	$10,393

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2010	$991	$(84)	$(57)(a	)	$850

Year ended June 30, 2009	$1,457	$477	$(943)(a	)	$991

Year ended June 30, 2008	$1,399	$116	$(58)(a	)	$1,457

Accrual for restructuring
Year ended June 30, 2010	$-	$3,353	$(3,040)(b	)	$313

Year ended June 30, 2009	$116	$16	$(132)(b	)	$-

Year ended June 30, 2008	$327	$96	$(307)(b	)	$116

Deferred tax assets valuation allowance
Year ended June 30, 2010	$14,446	$1,662	$28(c	)	$16,136

Year ended June 30, 2009	$13,401	$1,981	$(936)(c	)	$14,446

Year ended June 30, 2008	$11,720	$(501)	$2,182(c	)	$13,401

(a)  Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b) Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c) Impact of change in exchange rate between Brazilian reals and U.S. dollars.