Form 10-Q
period 2010-09-30
BUCKEYE TECHNOLOGIES INC
filed 2010-11-08
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were outstanding 39,492,651 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2010	2009
Net sales	$202,075	$177,274
Cost of goods sold	165,762	152,366
Gross margin	36,313	24,908

Selling, research and administrative expenses	11,671	11,549
Amortization of intangibles and other	479	473
Restructuring costs	552	765
Alternative fuel mixture credits	-	(35,842)
Other operating income	(7)	-
Operating income	23,618	47,963

Net interest expense and amortization of debt costs	(3,597)	(5,289)
Gain on early extinguishment of debt	-	165
Loss on foreign exchange and other	(614)	(100)

Income before income taxes	19,407	42,739
Income tax (benefit) expense	(45,018)	3,507

Net income	$64,425	$39,232

Earnings per share
Basic	$1.61	$1.01
Diluted	$1.59	$1.00

Cash dividends paid per share	$0.04	$-

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2010	June 30 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,400	$22,121
Accounts receivable – net	126,887	122,960
Income tax and alternative fuel mixture credits receivable	24,513	68,356
Inventories – net	85,862	74,850
Deferred income taxes and other	10,101	9,541
Total current assets	269,763	297,828

Property, plant and equipment	1,156,596	1,131,601
Less accumulated depreciation	(625,806)	(607,126)
	530,790	524,475
Goodwill	2,425	2,425
Deferred income taxes	14,824	-
Intellectual property and other, net	26,569	27,726
Total assets	$844,371	$852,454

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$33,715	$39,376
Accrued expenses	49,020	44,007
Short-term debt	-	198
Current portion of long-term debt	17,580	67,000
Total current liabilities	100,315	150,581

Long-term debt	147,420	170,332
Accrued postretirement benefits	25,328	25,283
Deferred income taxes	6,602	56,344
Other liabilities	52,316	12,593
Stockholders’ equity	512,390	437,321
Total liabilities and stockholders’ equity	$844,371	$852,454

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2010	2009
Operating activities
Net income	$64,425	$39,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,974	11,294
Amortization	677	748
Gain on early extinguishment of debt	-	(165)
Deferred income taxes	(65,435)	201
Noncurrent alternative fuel mixture credits refund payable	41,144	-
Stock based compensation expense	935	562
Excess tax benefit from stock based compensation	(10)	-
Other	79	(542)
Changes in operating assets and liabilities:
Accounts receivable	(1,376)	(201)
Income tax and alternative fuel mixture credits receivable	43,843	(22,740)
Inventories	(9,749)	5,769
Other assets	897	(1,400)
Accounts payable and other current liabilities	(5,364)	1,343
Net cash provided by operating activities	82,040	34,101
Investing activities
Purchases of property, plant and equipment	(11,916)	(8,762)
Proceeds from State of Florida grant	-	7,381
Other	(68)	(16)
Net cash used in investing activities	(11,984)	(1,397)
Financing activities
Net (payments) borrowings under lines of credit	(72,530)	77,529
Payments on long-term debt and other	-	(110,000)
Excess tax benefit from stock based compensation	10	-
Net proceeds from sale of equity interests	41	122
Payment of dividend	(1,617)	-
Net cash used in financing activities	(74,096)	(32,349)
Effect of foreign currency rate fluctuations on cash	4,319	839
Increase in cash and cash equivalents	279	1,194
Cash and cash equivalents at beginning of period	22,121	22,061
Cash and cash equivalents at end of period	$22,400	$23,255

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on September 1, 2010 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$142,792	$68,120	$(8,837)	$202,075
	2009	122,159	62,728	(7,613)	177,274
Operating income (loss)	2010	22,140	4,603	(3,125)	23,618
	2009	9,301	5,144	33,518	47,963
Depreciation and amortization of	2010	7,787	3,727	939	12,453
intangibles	2009	7,040	3,807	921	11,768
Capital expenditures	2010	10,903	782	231	11,916
	2009	7,436	728	598	8,762

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.

NOTE 3: RESTRUCTURING COSTS

In September 2010, we made the decision to consolidate all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  As a result of this action, approximately 36 positions will be eliminated which will provide annual savings between $2,500 and $3,000.  We anticipate the total cost of this program will be approximately $1,000 and will be completed during the third quarter of fiscal 2011.

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3,353 and was completed during the fourth quarter of 2010.  The remaining accrual of $187 will be paid during the current fiscal year.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the three months ended September 30, 2010.

	Period Ended September 30, 2010
2011 Restructuring Program	Accrual Balance as of June 30, 2010	Additional Charges	Payments	Accrual Balance as of September 30, 2010	Program Charges to Date	Total Estimated Charges	Estimated Charges to Complete
Severance and employee benefits
Nonwoven materials	$-	$552	$-	$552	$552	$1,000	$448
Total 2011 Program	-	552	-	552	552	1,000	448

2010 Restructuring Program
Severance and employee benefits
Specialty fibers	6	(5)	(1)	-	1,030	1,035	-
Corporate	58	(33)	(21)	4	1,337	1,370	-
Other miscellaneous expenses
Specialty fibers	249	38	(104)	183	986	948	-
Total 2010 Program	313	-	(126)	187	3,353	3,353	-
Total All Programs	$313	$552	$(126)	$739	$3,905	$4,353	$448

NOTE 4: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit was equal to $.50 per gallon of alternative fuel contained in the mixture.  We qualified for the alternative fuel mixture credit (“AFMC”) because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $35,842 in alternative fuel mixture credits, which was net of expenses, in our consolidated statements of operations related to credits earned for the three months ended September 30, 2009.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced by and used as a fuel by us in our business operations during calendar 2009 will qualify for the $1.01 non-refundable CBC.  We received a cellulosic biofuel producer registration number which allowed us to amend the tax return for the year ended June 30, 2009 and claim approximately $20,462 of CBC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  For the quarter ended September 30, 2010, we recognized an income tax benefit in our consolidated statement of operations of $20,462 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009.

We also received Form 637 CB Registration approval during the quarter ended September 30, 2010, which included additional guidance on converting AFMC for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim alternative fuel mixture cash refunds and alternative fuel mixture income tax credits.  For any gallon of fuel, the $0.50 AFMC may be exchanged for the $1.01 CBC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Our prior tax returns will have to be amended to claim the CBC.

Converting the $0.50 alternative fuel mixture credits/refunds to $1.01 CBC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56,278, less interest paid to the IRS, and is dependent on our future taxable income for tax years ending June 30, 2011 through June 30, 2016.  We intend to amend our fiscal years ending 2009 and 2010 tax returns, as necessary, to exchange the AFMC previously claimed during those years for the more advantageous CBC to the extent we believe the CBC can be utilized.

For the quarter ended September 30, 2010, we recognized $31,162 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  As of September 30, 2010, we have estimated that we will not be able to utilize approximately $23,626 of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount.  We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.  The $31,162 recognized during the quarter is net of $1,490 of interest owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.  As of September 30, 2010, we have recorded a noncurrent payable of $41,144 related to the AFMC refunds expected to be repaid to the U.S. government.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations and totaled approximately $550 for the quarter ended September 30, 2010.

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

The components of inventory consist of the following as of the dates indicated:

	September 30 2010	June 30 2010

Raw materials	$25,056	$21,007
Finished goods	36,102	29,901
Storeroom and other supplies	24,704	23,942
	$85,862	$74,850

NOTE 6:  LONG-TERM DEBT

The components of long-term debt consist of the following as of the dates indicated:

Components of long-term debt
	September 30,	June 30,
	2010	2010

Senior notes due 2013	$140,000	$140,000
Credit Facility	25,000	97,332
Total debt	165,000	237,332
Less current portion of long-term debt	17,580	67,000
Total long-term debt	$147,420	$170,332

Senior Notes

Our 8.5% senior notes due October 1, 2013 (the “2013 Notes”) were unsecured obligations and were guaranteed by our direct and indirect domestic subsidiaries that are also guarantors on our credit facility.  The 2013 Notes became redeemable at our option, in whole or part, at any time on or after October 1, 2008, at redemption prices varying from 104.25% to 100% of principal amount on or after October 1, 2011 (101.417% at October 1, 2010), together with accrued and unpaid interest to the date of redemption.

During 2010, we redeemed $60,000 of the 2013 Notes using a combination of cash on hand and borrowings on our revolving credit facility.  On October 1, 2010, we redeemed the remaining $140,000 of the 2013 Notes using cash and borrowings on our revolving credit facility.  See Note 16.

Revolving Credit Facility

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“new credit facility”) which  increases the maximum committed borrowing capacity to $300,000 and extends the maturity date of the facility to October 22, 2015.  We used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the new credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The initial interest rate on the new credit facility is Libor plus 2.00%.  The credit facility is secured by substantially all of our assets located in the United States.

The new credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.

NOTE 7:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the prior credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at September 30, 2010, were $165,000 and $166,750, respectively, and at June 30, 2010 were $237,332 and $241,007, respectively.

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

	Fair Value Measurements at September 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Currency hedge	$39		$-	$39		$-
Total assets	$39		$-	$39		$-

Liabilities:
Currency hedge	$501	$		$501	$
Natural gas hedge	23		-	23		-
Total liabilities	$524		$-	$524		$-

NOTE 8:  FINANCIAL DERIVATIVE INSTRUMENTS

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Hedging

We periodically use hedging to address the risk associated with non-functional currency (primarily Brazilian real and European euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings, as well as our net investment in foreign operations.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables and/or a portion of our foreign currency net investment utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow or net investment hedges and accounting for these hedge instruments requires that they be recorded on the balance sheet as either an asset or a liability measured at fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates on our consolidated statement of operations.

Commodity Hedging

We have entered into contracts for the purchase or option to purchase natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at either a pre-determined or maximum price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of September 30, 2010 and June 30, 2010 we had contracts in place to purchase 57,500 MMBTUs and 125,000 MMBTUs of natural gas at various fixed prices through December 2010, respectively.  Additionally, as of September 30, 2010 we had options in place to purchase 232,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2010.

Fair Value of Derivative Instruments

In the next twelve months, we expect to reclassify into earnings $485 in net losses in respect of cash flow hedges.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 9/30/10	Fair Value at 6/30/10	Fair Value at 9/30/10	Fair Value at 6/30/10
Natural gas hedges	Prepaid expenses	$-	$39	$-	$-
Natural gas hedges	Accrued expenses	-	-	23	-
Currency hedge	Prepaid expenses	39	-	-	-
Currency hedge	Accrued expenses	-	-	501	-
Total derivatives designated as hedging instruments		$39	$39	$524	$-

The following tables present the impact of derivative instruments, net of tax, and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009	2010	2009
Natural gas hedges	$(10)	$47	$(21)	$(234)	$-	$-
Currency hedge	(577)	-	69	-	-	-
Total	$(587)	$47	$48	$(234)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to currency hedge is included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Three months ended September 30,
	Classification of (gains) or losses	2010	2009
Foreign currency swap	Foreign exchange and other	$-	$(284)

NOTE 9:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended September 30
	2010	2009

Net income	$64,425	$39,232
Foreign currency translation adjustments – net	11,728	11,811
Unrealized gains (losses) on hedging activities - net	(334)	118
Comprehensive income, net of tax	$75,819	$51,161

For the three months ended September 30, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $9,334, the Brazilian real of $1,442 and the Canadian dollar of $952.

For the three months ended September 30, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $3,316, the Brazilian real of $4,906 and the Canadian dollar of $3,589.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2010	$5	$34,947	$(3,821)	$31,131
Changes in value	(382)	11,728	-	11,346
Reclassification into earnings	48	-	-	48
Balance at September 30, 2010	$(329)	$46,675	$(3,821)	$42,525

NOTE 10:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.  Prior to the declaration of our first corporate dividend on August 3, 2010, restricted stock was included in our diluted EPS calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30
	2010	2009
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$64,425	$39,232
Less: Distributed and undistributed income allocated to participating securities	(1,186)	-
Distributed and undistributed income available to shareholders	$63,239	$39,232

Denominator:
Basic weighted average shares outstanding	39,352	38,726

Basic earnings per share	$1.61	$1.01

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$64,425	$39,232
Less: Distributed and undistributed income allocated to participating securities	(1,186)	-
Distributed and undistributed income available to shareholders	$63,239	$39,232

Denominator:
Basic weighted average shares outstanding	39,352	38,726
Effect of dilutive stock options and non-participating securities	364	410
Diluted weighted average shares outstanding	39,716	39,136

Diluted earnings per share	$1.59	$1.00

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 286,381 for the three months ended September 30, 2010 and 1,471,559 for the three months ended September 30, 2009.

NOTE 11:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $935 and $562 for the three month periods ended September 30, 2010 and 2009, respectively.

During the three month period ended September 30, 2010, we granted restricted stock of 165,184 shares, performance based restricted stock of 124,405 shares and 255,439 of stock options.  The fair value of the restricted stock was $10.39, the closing price of our common stock on the date of grant.  The fair value of the performance based restricted stock was $8.28, based on a Monte-Carlo simulation.  The weighted average fair value of the stock option awards, using the Black-Scholes option pricing model, was $6.68 using the following key assumptions:

Expected lives	6.0 years
Expected volatility	72.8%
Risk-free interest rate	2.05%
Dividend yield	0.154%

Our 2010 Annual Report contains a complete discussion of the methodologies employed in developing our assumptions used in determining the fair value of the option awards.

NOTE 12:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2010, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 20, 2002 through June 30, 2010, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2010 and German tax filings for the years ended June 30, 2004 through June 30, 2010.

During the three months ended September 30, 2010, we recorded tax benefits related to cellulosic biofuel credits of $20,462 for cellulosic biofuel credits claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of cellulosic biofuel credits from alternative fuel mixture tax credits.  See Note 4.

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

We increased our valuation allowance related to net operating loss carryforwards to eliminate the tax benefit of current losses during the three months ended September 30, 2010 in Brazil and Canada by $574 and $238, respectively.

During the three months ended September 30, 2010, we recorded a tax benefit of $887 for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

Our effective tax rates for the three month period ended September 30, 2010 was (232.0)%.  Our effective tax rate for the same period in 2009 was 8.2%.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2010	2009
Expected tax expense at 35%	$6,792	$14,958
Cellulosic biofuel credits – black liquor without diesel	(20,462)	-
Cellulosic biofuel credits – exchanged from alternative fuel mixture credits	(31,162)	-
Alternative fuel mixture credits	-	(11,811)
Energy investment tax credits	(887)	-
Effect of foreign operations	113	496
Change in valuation allowance	812	(170)
Other	(224)	34
Income tax (benefit) expense	$(45,018)	$3,507

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

	Three Months Ended September 30
	2010	2009
Service cost for benefits earned	$117	$101
Interest cost on benefit obligation	316	350
Amortization of unrecognized prior service cost	(131)	(247)
Actuarial loss	96	31
Total cost	$398	$235

NOTE 14:  STATE OF FLORIDA GRANT

On August 11, 2009, we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our $45,000 Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We recorded the first $52 installment on March 15, 2010.  We have recorded these cash incentives in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  During the three months ended September 30, 2010 we reclassified $1,443 and as of September 30, 2010, $4,967 has been reclassified.  When the project is complete, we will amortize the $7,588 over the life of the equipment.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed.  As a result, we filed petitions with the FDEP for the establishment of  Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs.  SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

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

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,549 at September 30, 2010 exchange rates) of the taxes and penalties that were assessed.  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 796 real ($470 at September 30, 2010 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objection will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  The total value of the loss, including business interruption, cannot be determined at this time, but we believe that losses in excess of our $2,000 deductible will be covered by property and business interruption insurance.  In June 2010, we wrote-off certain fixed assets that were damaged.  We have  received $2,500 in advances from the insurance company.  Amounts received as of September 30, 2010 have been recorded in other current liabilities.  We have not recognized potential gains arising from property damage or business interruption insurance in our Consolidated Statements of Operations and will not do so until final settlement of the insurance claim.

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

NOTE 16:  SUBSEQUENT EVENTS

On October 1, 2010, we redeemed the remaining $140,000 of the 2013 Notes using borrowings on our revolving credit facility.  We recorded a $1,984 loss related to the extinguishment of this debt which included the redemption price premium of $1,420 and the write-off of the related deferred financing costs of $564.  See Note 6.

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“new credit facility”) which  increases the maximum committed borrowing capacity to $300,000 and extends the maturity date of the facility to October 22, 2015.  This facility amends and restates our existing credit facility.  We used the proceeds from this new credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.

On October 26, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock.  The dividend is payable on December 15, 2010 to stockholders of record as of the close of business on November 15, 2010.

On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement is in effect through June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discussing our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2010 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years (e.g., “2011”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three month period ended September 30, 2010 to the three months ended September 30, 2009.

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

Net sales for the three months ended September 30, 2010 were $202 million, up by $25 million or 14% versus net sales of $177 million during the same period in 2009 due to higher selling prices and improved mix.  Selling prices were higher across all parts of our business, with the largest impact coming from a $218 per ton increase in fluff pulp prices, which accounted for $10 million of the sales increase.  Shipment volume was down 5% year over year as we rebuilt inventories after the fourth quarter power outage at our Florida specialty wood pulp facility and limited raw material availability constrained shipments from our specialty cotton fibers plants, although nonwovens shipment volume was up 9%.

Operating income for the three months ended September 30, 2010 was $23.6 million, which was down $24.4 million compared to the same period in 2009.  The reduction in operating income can be explained by the $35.8 million reduction in income from alternative fuel mixture credits versus the same period a year ago which was partially offset by an increase in gross margin, which improved by $11.4 million, or from 14.0% to 18.0% as a percentage of sales.  This margin improvement was largely driven by higher selling prices and improved mix in our specialty fibers segment.

Net earnings for the three months ended September 30, 2010 of $64.4 million or $1.59 per diluted share, were up $24.0 million or $0.59 per diluted share compared to the same period a year ago.  The net benefit of this year’s recognition of $51.3 million in net income from the cellulosic biofuel credit (“CBC”) less last year’s $35.1 million in net income from the alternative fuel mixture credit (“AFMC”) accounted for $16.2 million or $0.41 per diluted share of the year over year improvement in net income and earnings per share, respectively.

The CBC was originally enacted in the 2008 reauthorization of the Farm Bill.  The credit is $1.01 per gallon of liquid fuel produced from any lignocellulosic or hemicellulosic matter (which is renewable).  On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for CBC credits.  The IRS approved Buckeye’s application to register as a cellulosic biofuel producer in August and we filed amended tax returns that same month to claim cellulosic biofuel credits on black liquor burned during the January 1, 2009 to February 11, 2009 period before we started mixing with diesel fuel and qualifying for the alternative fuel mixtures credit.  The net after-tax benefit recorded in our first quarter financial statements related to this period is $20.5 million.

The second piece of the credit available to us is the part that can be realized by trading the 50 cent per gallon AFMC credits we received in 2009 for the period from February 12, 2009 to December 31, 2009 for $1.01 per gallon in CBC credits less applicable taxes.  The total available incremental net benefit of trading 100% of our AFMC credits for CBC credits would be $56 million less interest related to paying back the AFMC credits.  We recorded a $30.8 million partial after-tax benefit (net of interest costs) in the first quarter related to trading of the credits due to the uncertainty associated with forecasting future taxable earnings before the credit carry forward expires in December 2015 and due to the complex tax rules governing the utilization of these credits.  We plan to revisit our projections annually and could recognize more or less of the total potential benefit from this credit in future years.

Net cash provided by operating activities for the three months ended September 30, 2010 of $82.0 million was up $47.9 million compared to the same period a year ago.  In July 2010, we received our fiscal 2010 tax refund of $67.1 million, of which most was attributable to AFMC credits.  In the year ago quarter, we received $8.4 million in AFMC excise tax refunds.  This increase in tax refunds between the two periods accounted for a $58.7 year over year increase in cash provided by operating activities.  Excluding the impact of these tax refunds, cash flow from operations was $10.7 million lower in spite of an increase in sales and gross margin between the two periods primarily because of the inventory build during the most recent quarter.  In addition, net cash used in investing activities increased by $10.6 million compared to the same period last year as capital expenditures were up $3.2 million and we received a $7.4 million grant from the State of Florida in the year ago quarter.  Strong cash flow during the quarter enabled us to reduce debt by $72.5 million and pay our first quarterly cash dividend of $1.6 million during the quarter.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2010 and 2009.

(millions)	Three Months Ended September 30
	2010	2009	Change	% Change
Net sales	$202.1	$177.3	$24.8	14.0%
Cost of goods sold	165.8	152.4	13.4	8.8%
Gross margin	36.3	24.9	11.4	45.8%
Selling, research and administrative expenses	11.7	11.5	0.2	1.7%
Amortization of intangibles and other	0.5	0.5	-	-%
Restructuring costs	0.5	0.7	(0.2)	(28.6)%
Alternative fuel mixture credits	-	(35.8)	35.8	(100.0)%
Operating income	$23.6	$48.0	$(24.4)	(50.8)%

            Net sales for the three months ended September 30, 2010 were 14% higher than in  the comparable prior year period.  Higher prices and improved product mix in both segments and higher shipment volume in our nonwovens segment were partially offset by lower volume in the specialty fibers segment.

Gross margin was higher for the three months ended September 30, 2010 versus the same period in 2009.  The improvement was largely due to the higher prices and favorable product mix.  Raw material costs were up significantly for our cotton specialty fibers and nonwovens products compared to the year ago quarter, but chemicals and energy costs were relatively flat year over year.

We recorded $35.8 million in alternative fuel mixture credits, which were net of expenses, in our consolidated statements of operations for the three months ended September 30, 2009 related to credits earned for the three months ended September 30, 2009.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The alternative fuel mixture credits are subject to audit by the IRS.  The credit expired on December 31, 2009.

Selling, research and administrative expenses were virtually the same for the three months ended September 30, 2010 versus the same period in the prior year.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2010 and 2009.

(millions)	Three Months Ended September 30
	2010	2009	Change	% Change
Net sales	$142.8	$122.2	$20.6	16.9%
Operating income	22.1	9.3	12.8	137.6%

Net sales were up for the three months ended September 30, 2010 versus the comparable prior year period.  Higher pricing for the specialty fibers segment compared to the same quarter a year ago, and favorable mix in both specialty cotton and specialty wood fibers, were partially offset by lower shipment volume.  Shipment volume for the specialty fibers segment was down 7% year over year as we rebuilt inventories to sustainable levels after the fourth quarter power outage at our Florida specialty wood pulp facility and limited raw material availability constrained shipments from our cotton specialty fibers plants.   Fluff pulp pricing increased by $218 per ton or 35%.  Prices for high-end specialty wood grades were up 7%.  Prices for specialty cotton grades were up 28% reflecting higher costs for cotton linters.  As of September 30, 2010, over 70% of our Memphis Plant’s specialty cotton fibers business is committed to agreements that allow us to commit to longer procurement agreements for cotton linters.  This is providing better control of cost and flow of products to our customers.

Operating income increased by $12.8 million for the three months ended September 30, 2010 versus the prior year comparable period, with the improvement driven by higher fluff pulp pricing and improved sales mix at our specialty wood fibers plant.  Operating income from our cotton specialty fibers plants was down $0.6 million year over year as higher raw material costs, reduced operating rates and higher costs caused by raw material supply constraints in the most recent quarter offset the benefits from higher selling prices.

Cotton linter supply limitations will continue to impact capacity utilization at our two cotton fibers plants.  At our Memphis cotton fibers facility, we expect to operate at approximately 50% of our total capacity (up from 35% in the three months ended September 30, 2010) and increase capacity utilization as cotton linter market dynamics allow.  We have positioned the plant to operate efficiently at this configuration.  Our Americana Plant will operate to match lint availability with customer orders and we anticipate its utilization to be at approximately 30% over the next three months.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2010 and 2009.

(millions)	Three Months Ended September 30
	2010	2009	Change	% Change
Net sales	$68.1	$62.7	$5.4	8.6%
Operating income	4.6	5.1	(0.5)	(9.8)%

Nonwoven materials sales increased during the three months ended September 30, 2010 versus the prior year comparable periods.  Sales volume increased by 8.6% and selling prices were up by about 4%, but were partially offset by the impact of unfavorable currency exchange rates in Europe.  Sales volume was up 12.5% in North America and 1.6% in Europe.

Operating income decreased slightly for the three months ended September 30, 2010 versus the comparable prior year period, primarily due to higher costs for fluff pulp and other raw materials more than offsetting the favorable impacts of higher sales prices, increased volumes and reduced operating costs due to lower waste.

In September 2010, we made the decision to consolidate all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  Our newer machine has more capability, is more versatile and is less expensive to operate.  With these benefits and the corresponding headcount reduction, we expect to improve operating income at this site by $2.5 million to $3.0 million annually.

Corporate

The following table compares corporate net sales and operating loss for the three months ended September 30, 2010 and 2009.

(millions)	Three Months Ended September 30
	2010	2009	Change	% Change
Net sales	$(8.8)	$(7.6)	$(1.2)	(15.8)%
Operating (loss) income	(3.1)	33.5	(36.6)	(109.3)%

The operating (loss) income for the three months ended September 30 consists of:

	Three Months Ended September 30
(millions)	2010	2009
Unallocated at-risk compensation	$(0.8)	$(0.6)
Unallocated stock-based compensation	(0.9)	(0.6)
Intellectual property amortization	(0.5)	(0.5)
Gross margin on intercompany sales	(0.4)	0.1
Restructuring costs	(0.5)	(0.7)
Alternative fuel mixture credits	-	35.8
Operating (loss) income	$(3.1)	$33.5

Restructuring costs

In September 2010, we made the decision to consolidate all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  As a result of this action, approximately 36 positions will be eliminated.  The total cost of this program will be approximately $1.0 million and will be completed during the third quarter of fiscal 2011.

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3.3 million and was completed during the fourth quarter of 2010.  The remaining accrual of $0.2 million will be paid over the next three months.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $1.7 million for the three months ending September 30, 2010 versus the prior year comparable period.  Net interest expense decreased primarily due to the debt reduction of $130.0 million at September 30, 2010 versus 2009.  The weighted average effective interest rate on our variable debt, which totaled $25.0 million at September 30, 2010, increased from an average of 2.0% during the three months ended September 30, 2009 to 2.5% during the three months ended September 30, 2010.  During the three months ending September 30, 2010, we recorded $0.6 million of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits.

Income tax

Our effective tax rate for the three month period ended September 30, 2010 was (232.0)%.  Our effective tax rate for the same period in 2009 was 8.2%.

During the three months ended September 30, 2010, we recorded tax benefits related to cellulosic biofuel credits of $20.5 million for cellulosic biofuel credits claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of cellulosic biofuel credits from alternative fuel mixture tax credits.  See additional discussion at Note 4 to the condensed consolidated financial statements.

During the three months ended September 30, 2009, we claimed the alternative fuel mixture credits as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three months ended September 30, 2009, we recorded a tax benefit of $11.8 million due to the non-taxable nature of the alternative fuel mixture credits claimed on the federal income tax return.

Financial Condition

Liquidity and capital resources

With the redemption of the remaining 2013 Notes on October 1, 2010, our major source of financing is our new senior secured credit facility.

On October 1, 2010, we redeemed the remaining $140.0 million of the 2013 Notes using borrowings on our then-existing revolving credit facility (the “prior credit facility”).

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“new credit facility”) which amended and restated the prior credit facility in its entirety.  The new credit facility increased our maximum committed borrowing capacity to $300.0 million and extended our maturity date on such borrowings to October 22, 2015.  We used the proceeds from the new credit facility to pay the outstanding balance on the prior credit facility plus fees and expenses.  The interest rate applicable to borrowings under the new credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The new credit facility is secured by substantially all of our assets located in the United States.

The new credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.

The new credit facility increased available borrowing capacity (taking into account the $140 million borrowed to repay the 2013 Notes on October 1, 2010) to $147.9 million.  The commitment fee on the unused portion of the new credit facility is 0.375%.  Total costs for the issuance of the new facility were approximately $2.6 million and will be amortized to interest expense using the effective interest method over the life of the facility.

We believe that our cash flow from operations, together with current cash and cash equivalents and availability of borrowings under the new credit facility, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Treasury shares

At September 30, 2010, a total of 5.4 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during the three months ended September 30, 2010.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30
(millions)	2010	2009
Operating activities:
Net income	$64.4	$39.2
Noncash charges and credits, net	(10.8)	11.5
Changes in operating assets and liabilities, net	28.4	(16.6)
Net cash provided by operating activities	82.0	34.1

Investing activities:
Purchases of property, plant and equipment	(11.9)	(8.8)
Other investing activities	(0.1)	7.4
Net cash used in investing activities	(12.0)	(1.4)

Financing activities:
Net (payments) borrowings under lines of credit	(72.5)	77.5
Net payments on long-term debt	-	(110.0)
Net proceeds from sale of equity interests and other	-	0.2
Payment of dividend	(1.6)	-
Net cash used in financing activities	(74.1)	(32.3)

Effect of foreign currency rate fluctuations on cash	4.3	0.8

Net increase in cash and cash equivalents	$0.3	$1.2

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2010 was $47.9 million more than for the same period in 2009.  The majority of the increase was due to the tax refund of $67.1 million of which most was attributable to the alternative fuel mixture credits.  During the three months ended September 30, 2010 we also built our inventory by approximately $10 million and paid bonuses for fiscal year 2010, partially offsetting the favorable impact of the tax refund.

Net cash used in investing activities

Purchases of property, plant and equipment increased $3.2 million during the three months ended September 30, 2010 versus the same period in 2009.  Spending on the Foley Energy Project accounted for $5.0 million of our capital spending for the three months ended September 30, 2010 versus $2.1 million in the comparable prior year period.  A portion of the spending for this project was funded by a $7.4 million State of Florida grant received in September 2009 and reported under “other investing activities.”  Through September 30, 2010, we have spent $34.7 million of this three-year project which we now expect to cost approximately $49 million.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  On October 26, 2010 our Board of Directors approved the purchase of 8,100 acres bordering our Foley facility for $6.0 million.  Including this purchase, we now expect our capital spending will be approximately $63 million in fiscal year 2011.

Net cash used in financing activities

On September 15, 2010, we paid our first ever regular quarterly cash dividend ($0.04 per share) in the aggregate amount of $1.6 million.  Additionally, we reduced net borrowings under the prior credit facility by $72.5 million during the quarter.

On July 31, 2009, we redeemed the remaining $110 million of our then-outstanding 2010 Notes using borrowings under the prior credit facility.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of September 30, 2010, after taking into consideration the redemption of the remaining 2013 Notes on October 1, 2010 using borrowings on our revolving credit facility.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2011(1)	2012 and 2013	2014 and 2015	Thereafter

Long-term obligations (2)	$180.1	$2.2	$6.0	$6.0	$165.9
Operating lease obligations	3.1	1.3	1.2	0.2	0.4
Timber commitments	3.3	3.3	-	-	-
Other purchase commitments (3)	35.8	25.9	8.4	1.5	-
Total contractual cash obligations	$222.3	$32.7	$15.6	$7.7	$166.3
(1)	Cash obligations for the remainder of 2011.

(2)	Amounts include related interest payments. Interest payments of $15.1 million for variable debt are based on the effective annual rate as of September 30, 2010 of 1.81%.

(3)
The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.  Also includes $6.0 million for the purchase of 8,100 acres bordering our Foley facility.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2010.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 16, Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated herein by this reference.  There have been no material changes in our quantitative and qualitative market risks since June 30, 2010.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2010 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended September 30, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Other Information

In lieu of reporting this information in Item 5.07 of a Current Report on Form 8-K, the Company is reporting in this Quarterly Report on Form 10-Q information regarding the results of voting at the annual meeting of stockholders of the Company, which was held on November 4, 2010.  The matters voted upon at the annual meeting and the results of the voting on each matter are set forth below:

Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Directors are elected to serve for a three-year term and until his or her successor is elected and qualified.  At the Annual Meeting Lewis E. Holland, Kristopher J. Matula, and Virginia B. Wetherell were each re-elected as Class III directors.  For Mr. Holland, 35,379,195 votes were cast in favor and 469,719 votes were withheld.  For Mr. Matula, 34,669,325 votes were cast in favor and 1,179,589 were withheld.  For Ms. Wetherell, 35,412,509 votes were cast in favor and 436,405 were withheld.

At the Annual Meeting, the stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm.  36,501,758 votes were cast in favor of the ratification, 1,538,532 were cast against and 15,035 votes abstained.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: November 8, 2010

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: November 8, 2010

EXHIBIT INDEX

10.1	Form of Performance Share Agreement for Officers (incorporated herein by reference to Exhibit 10.1 to the Current Report of Buckeye Technologies Inc. filed with the Commission on July 21, 2010)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer