Form 10-K/A
period 2010-06-30
BUCKEYE TECHNOLOGIES INC
filed 2011-01-21
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

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

As of September 1, 2010, there were outstanding 39,353,491 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Buckeye Technologies Inc.’s 2010 Annual Proxy Statement filed with the Commission in connection with the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) were incorporated by reference into Part III of the Annual Report on Form 10-K filed with the Commission on September 2, 2010.

EXPLANATORY NOTE

Buckeye Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on September 2, 2010 (the “Original Form 10-K”).  This amendment is being filed solely to (i) file amended certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error that appeared in the certifications filed with the Original Form 10-K, which inadvertently referred to an incorrect date, and (ii) re-file the Company’s Amended and Restated Credit Agreement, dated July 25, 2007, among the Company, Bank of America NA, Banc of America Securities LLC, Citizens Bank of Pennsylvania, Cobank, ACB, Regions Bank and the other lenders party thereto, included as Exhibit 10.9 to the Original Form 10-K, which was incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 31, 2007, in order to include previously omitted exhibits and schedules thereto.

       This Form 10-K/A amends and restates in its entirety Item 15 and the Exhibit Index of the Original Form 10-K.  Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		- See Index to Consolidated Financial Statements and Schedule on page F-1 of the Original Form 10-K.
	(2)	Financial Statement Schedules

- See Index to Consolidated Financial Statements and Schedule on page F-1 of the Original Form 10-K. All other financial statement schedules were omitted as the information was not required or because the required information was presented in the financial statements or the notes thereto.

	(3)	Listing of Exhibits. See Exhibit Index immediately following signature page to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	January 21, 2011

EXHIBIT INDEX

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 16, 2009
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2010
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
10.6
Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company.  Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for quarter ended March 31, 1999, filed on May 12, 1999
10.7	Form of Change in Control Agreement, dated August 8, 2006	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 11, 2006
10.8	Retirement Replacement Plan	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on October 27, 2006

10.9*
Amended and Restated Credit Agreement dated July 25, 2007 among the Registrant; Bank of America NA; Banc of America Securities LLC; Citizens Bank of Pennsylvania; Cobank, ACB; Regions Bank; and the other lenders party thereto
Filed herewith (including all schedules and exhibits)
10.10	2007 Omnibus Incentive Compensation Plan	Exhibit A to the Company's 2007 Proxy Statement, filed on September 20, 2007
10.11	Form of Indemnification Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 27, 2009
10.12	Form of Performance Shares Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 21, 2010
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed with the Original Form 10-K
21.1	Subsidiaries	Filed with the Original Form 10-K
23.1	Consent of Ernst & Young LLP	Filed with the Original Form 10-K
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

*  Confidential treatment has been requested for portions of this exhibit.  The copy filed herewith omits the information subject to the confidentiality request.  Omissions are designated as [***].  A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.