Form 10-Q
period 2010-12-31
BUCKEYE TECHNOLOGIES INC
filed 2011-02-07
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 7, 2011, there were outstanding 38,636,371 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Net sales	$209,516	$183,308	$411,591	$360,582
Cost of goods sold	165,090	153,094	330,852	305,460
Gross margin	44,426	30,214	80,739	55,122

Selling, research and administrative expenses	11,836	11,132	23,507	22,681
Amortization of intangibles and other	486	477	965	950
Restructuring costs	570	49	1,122	814
Alternative fuel mixture credits	-	(37,073)	-	(72,915)
Other operating income	(39)	(91)	(46)	(91)
Operating income	31,573	55,720	55,191	103,683

Net interest expense and amortization of debt costs	(1,717)	(4,621)	(5,314)	(9,910)
Gain (loss) on early extinguishment of debt	(3,649)	-	(3,649)	165
Loss on foreign exchange and other	(199)	(199)	(813)	(299)

Income before income taxes	26,008	50,900	45,415	93,639
Income tax (benefit) expense	8,955	4,616	(36,063)	8,123

Net income	$17,053	$46,284	$81,478	$85,516

Earnings per share
Basic	$0.42	$1.19	$2.03	$2.21
Diluted	$0.42	$1.18	$2.01	$2.18

Cash dividends paid per share	$0.04	$-	$0.08	$-

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2010	June 30 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,152	$22,121
Accounts receivable – net	119,316	122,960
Income tax and alternative fuel mixture credits receivable	16,589	68,356
Inventories – net	93,023	74,850
Deferred income taxes and other	9,665	9,541
Total current assets	263,745	297,828

Property, plant and equipment	1,174,201	1,131,601
Less accumulated depreciation	(637,647)	(607,126)
Property, plant and equipment – net	536,554	524,475
Goodwill	2,425	2,425
Deferred income taxes	14,824	-
Intellectual property and other, net	26,998	27,726
Total assets	$844,546	$852,454

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$31,412	$39,376
Accrued expenses	36,018	44,007
Short-term debt	-	198
Current portion of long-term debt	-	67,000
Total current liabilities	67,430	150,581

Long-term debt	164,026	170,332
Accrued postretirement benefits	25,376	25,283
Deferred income taxes	5,322	56,344
Other liabilities	49,335	12,593
Stockholders’ equity	533,057	437,321
Total liabilities and stockholders’ equity	$844,546	$852,454

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31
	2010	2009
Operating activities
Net income	$81,478	$85,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,106	22,824
Amortization	1,318	1,483
Loss (gain) on early extinguishment of debt	3,649	(165)
Deferred income taxes	(65,855)	(2,409)
Noncurrent alternative fuel mixture credits refund payable	41,144	-
Insurance proceeds applied to capital investments	(161)	-
Stock based compensation expense	2,135	1,238
Excess tax benefit from stock based compensation	(445)	(16)
Other	855	-
Changes in operating assets and liabilities:
Accounts receivable	6,462	(905)
Income tax and alternative fuel mixture credits receivable	51,767	(55,440)
Inventories	(16,814)	4,781
Other assets	1,829	689
Accounts payable and other current liabilities	(25,565)	(12,617)
Net cash provided by operating activities	105,903	44,979
Investing activities
Purchases of property, plant and equipment	(31,436)	(18,672)
Proceeds from State of Florida grant	-	7,381
Proceeds from insurance settlement related to capital investments	161	-
Other	(207)	(153)
Net cash used in investing activities	(31,482)	(11,444)
Financing activities
Net borrowings under lines of credit	66,496	72,529
Payments on long-term debt and other	(140,000)	(110,000)
Payments for debt issuance costs	(2,586)	-
Payments related to early extinguishment of debt	(1,984)	-
Excess tax benefit from stock based compensation	445	16
Net proceeds from sale of equity interests	2,379	155
Payment of dividend	(3,222)	-
Net cash used in financing activities	(78,472)	(37,300)
Effect of foreign currency rate fluctuations on cash	7,082	2,501
Increase (decrease) in cash and cash equivalents	3,031	(1,264)
Cash and cash equivalents at beginning of period	22,121	22,061
Cash and cash equivalents at end of period	$25,152	$20,797

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on September 2, 2010 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 is effective for fiscal years beginning after December 15, 2010.  We have evaluated ASU 2010-28 and have determined that its adoption is not expected to have a material effect on our financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-28 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  We have evaluated ASU 2010-29 and have determined that its adoption is not expected to have a material effect on our financial statements.

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

Three Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$155,323	$62,427	$(8,234)	$209,516
	2009	129,585	60,241	(6,518)	183,308
Operating income (loss)	2010	34,445	817	(3,689)	31,573
	2009	16,296	4,560	34,864	55,720
Depreciation and amortization of	2010	8,160	3,506	953	12,619
intangibles	2009	7,411	3,668	929	12,008
Capital expenditures	2010	17,362	1,789	369	19,520
	2009	8,794	1,135	(19)	9,910

Six Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2010	$298,115	$130,547	$(17,071)	$411,591
	2009	251,744	122,969	(14,131)	360,582
Operating income (loss)	2010	56,585	5,420	(6,814)	55,191
	2009	25,597	9,704	68,382	103,683
Depreciation and amortization of	2010	15,947	7,233	1,892	25,072
intangibles	2009	14,451	7,475	1,850	23,776
Capital expenditures	2010	28,265	2,571	600	31,436
	2009	16,230	1,863	579	18,672

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

NOTE 4: RESTRUCTURING COSTS

During the second quarter of 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  The total cost of this program was $922, of which, $669 remains to be paid during the current fiscal year.

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

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the six months ended December 31, 2010.

2011 Restructuring Program	Accrual Balance as of September 30, 2010	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of December 31, 2010	Program Charges to Date	Total Estimated Charges
Severance and employee benefits
Nonwoven materials	$552	$370	$19	$(272)	$669	$922	$922
Total 2011 Program	552	370	19	(272)	669	922	922

2010 Restructuring Program
Severance and employee benefits
Specialty fibers	-	-	-	-	-	1,030	1,030
Corporate	4	-	-	(4)	-	1,310	1,310
Other miscellaneous expenses	-	-	-	-	-	-	-
Specialty fibers	183	200	-	(212)	171	1,213	1,213
Total 2010 Program	187	200	-	(216)	171	3,553	3,553
Total All Programs	$739	$570	19	$(488)	$840	$4,475	$4,475

NOTE 5: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit (until December 31, 2009, when the credit expired) under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels (the “AFMC”) equal to $0.50 per gallon of alternative fuel contained in the mixture.  We qualified for the AFMC because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $37,073 and $72,915 in AFMC, which was net of expenses, in our consolidated statements of operations related to credits earned for the three and six months ended December 31, 2009, respectively.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs are subject to audit by the IRS.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced by and used as a fuel by us in our business operations during calendar 2009 will qualify for the $1.01 non-refundable CBC.  We received a cellulosic biofuel producer registration number which will allow us to amend the tax return for the year ended June 30, 2009 to claim CBC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  For the six months ended December 31, 2010, we recognized an income tax benefit in our consolidated statement of operations of $20,462 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009.

We also received Form 637 CB Registration approval during the six months ended December 31, 2010, which included additional guidance on converting AFMC for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs.  For any gallon of fuel, the $0.50 AFMC may be exchanged for the $1.01 CBC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Our prior tax returns will have to be amended to claim the CBC.

Converting the $0.50 alternative fuel mixture credits/refunds to $1.01 CBC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56,278, less interest paid to the IRS.  Utilization of this additional benefit is dependent on cash tax liabilities subject to annual tax credit limitations on future taxable income for tax years ending June 30, 2011 through June 30, 2016 when the credit carryforward period would expire.  We intend to amend our tax returns for 2009 and 2010, as necessary, to exchange the AFMC previously claimed during those years for the more advantageous CBC to the extent we believe the CBC can be utilized prior to expiration.

For the six months ended December 31, 2010, we recognized $31,162 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  This amount  is net of $1,490 of interest that would be owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.  We will continue to evaluate our ability to utilize the CBC and will amend our tax returns for fiscal years ended June 30, 2009 and June 30, 2010 in order to convert appropriate amounts of AFMC to CBC until such time that the statute of limitations expires for fiscal years ended June 30, 2009 and June 30, 2010.  We may recognize up to an additional $23,626 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to  utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

Estimating the amount of the CBC benefit recognized requires us to make assumptions and estimates about future taxable income affecting the realization of these tax benefits. The key assumptions in estimating future profitability relate to future selling prices and volumes, operating reliability, raw material, energy, chemical and freight costs, and various other projected  economic factors as reflected in our internal planning models including interest cost and the impact of currency exchange rates. These models take into account recent sales and cost data as well as macroeconomic drivers including gross domestic product growth, customer demand and industry capacity. Other assumptions affecting estimates of future taxable income include; significant book-to-tax differences impacting future credit utilization, cost recovery of existing and future capital assets and the domestic manufacturing deduction.  Our current forecasts of these book-to-tax differences are based on expected capital acquisitions and operating results, respectively.  Significant changes to any of these key assumptions could have a material impact on the estimate of CBC utilization.  As key factors in these models change in future periods, we will update our projections and revise the estimate of the CBC benefit expected to be utilized.  Such changes to the estimate may be significant.

We have recorded an income tax liability of $57,850 related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability is $16,706 and the noncurrent portion is $41,144.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations and totaled approximately $600 and $1,150 for the three and six months ended December 31, 2010, respectively.

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

The components of inventory consist of the following as of the dates indicated:

	December 31 2010	June 30 2010

Raw materials	$25,130	$21,007
Finished goods	42,416	29,901
Storeroom and other supplies	25,477	23,942
	$93,023	$74,850

NOTE 7:  LONG-TERM DEBT

The components of long-term debt consist of the following as of the dates indicated:

Components of long-term debt
	December 31,	June 30,
	2010	2010

Senior notes due 2013	$-	$140,000
Credit Facility	164,026	97,332
Total debt	164,026	237,332
Less current portion of long-term debt	-	67,000
Total long-term debt	$164,026	$170,332

Senior Notes

On October 1, 2010, we redeemed the remaining $140,000 of the 2013 Notes using cash and borrowings on our revolving credit facility.  During the three months ended December 31, 2010, we recorded a $3,649 loss related to the early extinguishment of this debt, which included a $1,984 premium paid to the Note Holders and $1,665 of unamortized deferred financing costs.

Revolving Credit Facility

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The initial interest rate on the credit facility is LIBOR plus 2.00%.  The credit facility is secured by substantially all of our assets located in the United States.  The costs for the issuance of this credit facility were $2,586 and are being amortized to interest expense using the effective interest method over the life of the facility.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At December 31, 2010, we were in compliance with the financial covenants under the credit facility.

At December 31, 2010, we had $129,576 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

NOTE 8:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at December 31, 2010, were both $164,026 and at June 30, 2010 were $237,332 and $241,007, respectively.

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

	Fair Value Measurements at December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedges	$53	$-	$53	$-
Total assets	$53	$-	$53	$-

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

Commodity Hedging

We have entered into contracts for the purchase or option to purchase natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at either a pre-determined or maximum price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of June 30, 2010 we had contracts in place to purchase 125,000 MMBTUs of natural gas at various fixed prices through December 2010.  As of December 31, 2010 we had options in place to purchase 1,485,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.

Fair Value of Derivative Instruments

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 12/31/10	Fair Value at 6/30/10	Fair Value at 12/31/10	Fair Value at 6/30/10
Natural gas hedges	Prepaid expenses	$53	$39	$-	$-
Total derivatives designated as hedging instruments		$53	$39	$-	$-

The following tables present the impact of derivative instruments and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009	2010	2009
Natural gas hedges	$(8)	$579	$(8)	$(342)	$-	$-
Currency hedge	(402)	-	-	-	-	-
Total	$(410)	$579	$(8)	$(342)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to currency hedge is included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Six months ended December 31,
	Classification of (gains) or losses	2010	2009
Foreign currency swap	Foreign exchange and other	$-	$(31)

NOTE 10:  INSURANCE RECOVERIES

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $5,719, including business interruption and property damage.  After satisfying our $2,000 deductible, we received a settlement of $3,719 which we recorded to cost of goods sold during the three months ended December 31, 2010.

In September 2010, one of the turbine generators at our Foley Plant suffered a winding insulation failure and the entire plant lost power.  We experienced approximately 19 hours of downtime on our production lines.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $2,353, including property damage and business interruption.  We received a settlement of $353, net of our deductible, which we recorded to cost of goods sold during the three months ended December 31, 2010.

NOTE 11:  COMPREHENSIVE INCOME

  The components of comprehensive income consist of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Net income	$17,053	$46,284	$81,478	$85,516
Foreign currency translation adjustments – net	1,172	1,173	12,900	12,983
Unrealized gains (losses) on hedging activities - net	76	31	(258)	149
Comprehensive income, net of tax	$18,301	$47,488	$94,120	$98,648

For the three and six months ended December 31, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($1,953) and $7,381, the Brazilian real of $1,396 and $2,838 and the Canadian dollar of $1,729 and $2,681, respectively.

For the three and six months ended December 31, 2009, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($1,581) and $1,734, the Brazilian real of $1,639 and $6,545 and the Canadian dollar of $1,115 and $4,704, respectively.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2010	$5	$34,947	$(3,821)	$31,131
Changes in value	(253)	12,900	-	12,647
Reclassification into earnings	(5)	-	-	(5)
Balance at December 31, 2010	$(253)	$47,847	$(3,821)	$43,773

NOTE 11:  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$17,053	$46,284	$81,478	$85,516
Less: Distributed and undistributed income allocated to participating securities	(311)	-	(1,495)	-
Distributed and undistributed income available to shareholders	$16,742	$46,284	$79,983	$85,516

Denominator:
Basic weighted average shares outstanding	39,478	38,752	39,415	38,739

Basic earnings per share	$0.42	$1.19	$2.03	$2.21

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$17,053	$46,284	$81,478	$85,516
Less: Distributed and undistributed income allocated to participating securities	(311)	-	(1,495)	-
Distributed and undistributed income available to shareholders	$16,742	$46,284	$79,983	$85,516

Denominator:
Basic weighted average shares outstanding	39,478	38,752	39,415	38,739
Effect of dilutive stock options and non-participating securities	506	530	435	470
Diluted weighted average shares outstanding	39,984	39,282	39,850	39,209

Diluted earnings per share	$0.42	$1.18	$2.01	$2.18

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 0 and 277,654 for the three and six months ended December 31, 2010 and 1,106,870 and 1,125,471 for the three and six months ended December 31, 2009.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,200 and $2,135 for the three and six month periods ended December 31, 2010 and $676 and $1,238 for the three and six month periods ended December 31,2009.

During the three months ended December 31, 2010 we granted restricted stock of 24,310 shares.  The weighted average fair value of the restricted stock was $18.98, and was based on the closing price of our common stock on the date of grant.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2010, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 20, 2002 through June 30, 2010, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2010 and German tax filings for the years ended June 30, 2004 through June 30, 2010.

During the six months ended December 31, 2010, we recorded tax benefits  of $20,462 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of CBCs from AFMCs.  See additional discussion at Note 4 to the condensed consolidated financial statements.

During the three months ended December 31, 2009, we claimed the AFMCs as income tax credits on the federal income tax return to be filed for 2010.  During the  six months ended December 31, 2009, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits that would be reflected on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits to be claimed on the federal income tax return for 2010 as non-taxable income.  During the three months and six months ended December 31, 2009, we recorded a tax benefit of $13,396 and $25,207, respectively due to the non-taxable nature of the AFMCs claimed on the federal income tax return.

We increased our valuation allowance related to net operating loss carryforwards to eliminate the tax benefit of current losses during the three and six months ended December 31, 2010 in Brazil by $470 and $1,044, respectively, and Canada by $414 and $652, respectively.

During the three and six months ended December 31, 2010, we recorded a tax benefit of $781 and $1,668, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

Our effective tax rates for the three and six month periods ended December 31, 2010 were 34.4% and (79.4)%, respectively.  Our effective tax rate for the same periods in 2009 were 9.1% and 8.7%, respectively.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Expected tax expense at 35%	$9,103	$17,815	$15,895	$32,774
Cellulosic biofuel credits – black liquor without diesel	-	-	(20,462)	-
Cellulosic biofuel credits – exchanged from alternative fuel mixture credits	-	-	(31,162)	-
Alternative fuel mixture credits	-	(13,396)	-	(25,207)
Energy investment tax credits	(781)	-	(1,668)	-
Effect of foreign operations	168	433	281	759
Change in valuation allowance	884	-	1,696	-
Other	(419)	(236)	(643)	(203)
Income tax (benefit) expense	$8,955	$4,616	$(36,063)	$8,123

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Service cost for benefits earned	$117	$101	$234	$202
Interest cost on benefit obligation	316	350	632	700
Amortization of unrecognized prior service cost	(131)	(247)	(262)	(494)
Actuarial loss	96	31	192	62
Total cost	$398	$235	$796	$470

NOTE 15:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We recorded the first $52 installment on March 15, 2010.  We have recorded these cash incentives in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  During the three months ended December 31, 2010 we reclassified $1,482 and as of December 31, 2010, $6,449 has been reclassified.  When the project is complete, we will amortize the $7,588 over the life of the equipment.

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

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,575 at December 31, 2010 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 796 real ($478 at December 31, 2010 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objections and our petition will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 17:  SUBSEQUENT EVENTS

On January 25, 2011, our Board of Directors declared a quarterly dividend of $0.05 per share of common stock.  The dividend is payable on March 15, 2011 to stockholders of record as of the close of business on February 15, 2011.

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

Except as otherwise specified, references to years (e.g., “2011”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and six month periods ended December 31, 2010 to the three and six months ended December 31, 2009.

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

Net sales for the three months ended December 31, 2010 were $209.5 million, up $26.2 million or 14% versus net sales of $183.3 million during the three months ended December 31, 2009 due to higher selling prices and improved product mix.  Selling prices were higher across all parts of our business, with the largest impacts coming from higher fluff pulp prices and increased prices for specialty cotton fibers.  Shipment volume was down 4% year over year as we continued to rebuild inventories after the fourth quarter power outage at our Foley Plant.  Additionally, the limited availability and high price of cotton linter raw material resulted in reduced shipments from our specialty cotton fibers plant in Brazil.

During the six months ended December 31, 2010, sales were up $51.0 million, or 14%, versus the six months ended December 31, 2009 also due to higher selling prices and improved product mix.  Year-to-date shipment volume was down 5% compared to the same period a year ago, with specialty fibers shipments down 6% for the same reasons stated for the quarter partially offset by a 4% increase in nonwovens shipments.

Operating income for the three months ended December 31, 2010 was $31.6 million, which was down $24.1 million compared to the three months ended December 31, 2009.  The reduction in operating income can be explained by the $37.1 million reduction in income from alternative fuel mixture credits (“AFMC”) versus the same period a year ago which was partially offset by an increase in gross margin, which improved by $14.2 million, or from 16.5% to 21.2% as a percentage of sales.  This margin improvement was largely driven by higher selling prices in the specialty fibers segment.  On the cost side, cotton linter prices were up significantly, but chemical and freight costs were only up modestly while natural gas costs were lower.  The final insurance settlement related to the June power outage at our Foley Plant net of related costs incurred during the quarter added $3.1 million to operating income in the second quarter, representing a partial recovery of the $6.1 million in lost income from business interruption and property damage incurred during the preceding two quarters.

For the six months ended December 31, 2010, operating income was down by $48.5 million versus the six months ended December 31, 2009.  The reduction in operating income can be explained by the $72.9 million reduction in income from alternative fuel mixture credits versus the same period a year ago which was partially offset by an increase in gross margin, which improved by $25.6 million, or from 15.3% to 19.6% as a percentage of sales.  Higher fluff pulp pricing accounted for $21.4 million of the year over year improvement in profitability.  Operating income for this period was $31.0 million year over year for the specialty fibers segment, but was down $4.3 million year over year for the nonwovens segment as selling price increases have fallen behind increases in raw material (fluff pulp) costs.

Net earnings for the three months ended December 31, 2010 was $17.1 million or $0.42 per diluted share.  Second quarter earnings included after-tax costs relating to early extinguishment of debt, restructuring, and accrued interest associated with the cellulosic biofuel credit (“CBC”) totaling $3.2 million, or $0.08 per share.  This compared to net income of $46.3 million or $1.18 per share in the prior year comparable period, which included net income of $37.5 million, or $0.96 per share, from AFMC.  Out of the $0.76 year over year reduction in EPS, the energy tax credits, early debt retirement and restructuring costs mentioned above account for an EPS reduction of $1.04.  The offsetting improvement of $0.28 was driven by improved margins in the specialty fibers segment, combined with $0.06 from reduced interest expense and $0.05 from the insurance settlements.

Net earnings for the six months ended December 31, 2010 of $81.5 million or $2.01 per diluted share, were down $4.0 million or $0.17 per diluted share compared to the six months ended December 31, 2009.  The variation in the AFMC and CBC accounted for $21.7 million or $0.60 per diluted share of this reduction in net income.  The offsetting improvement of $17.7 million in net income or $0.43 per diluted share was driven by improved margins in the specialty fibers segment, combined with $3.7 million or about $0.09 per share from reduced interest expense, excluding accrued interest related to the CBC.  There was no significant impact on a year-to-date basis from the insurance settlement as the Q2 settlement offset costs incurred in Q1.

Net cash provided by operating activities for the six months ended December 31, 2010 of  $105.9 million was up $60.9 million compared to the same period a year ago, which can be explained by a $61.0 million in increase in cash receipts related to the AFMC and the CBC.  While gross margin was significantly higher relative to the same six month period a year ago, this was offset by an increase in working capital as we rebuilt inventory to more sustainable levels during the first 6 months of the current fiscal year.  Net cash used in investing activities during the six months ended December 31, 2010 was $31.5 million, an increase of $20.0 million compared to the same period last year.  During the first six months of last fiscal year, we received a grant from the State of Florida for $7.4 million.  Fiscal 2011 spending on the Foley Energy Project was $10.6 million, up $5.3 million compared to the year-ago period; and, we also spent $6.0 million to purchase about 8,000 acres of land adjacent to our Foley specialty wood pulp mill.

In October 2010 we retired our remaining $140 million in public debt and refinanced our existing bank credit facility with a larger $300 million bank revolver.  The impact of refinancing the $140 million of 8.5% senior notes with the new bank revolver at LIBOR plus 200 basis points resulted in interest savings of about $1.9 million during the second quarter relative to the first quarter.  Over the past 12 months, total long-term debt has been reduced by 43% from $290 million to $164 million, and the combination of debt reduction and a lower average interest rate has lowered our quarterly interest expense by $3.4 million compared to the year ago quarter.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and six months ended December 31, 2010 and 2009.

(millions)	Three Months Ended December 31
	2010	2009	Change	% Change
Net sales	$209.5	$183.3	$26.2	14.3%
Cost of goods sold	165.1	153.1	12.0	7.8%
Gross margin	44.4	30.2	14.2	47.0%
Selling, research and administrative expenses	11.8	11.2	0.6	5.4%
Amortization of intangibles and other	0.5	0.5	-	-%
Restructuring costs	0.6	-	0.6	100.0%
Alternative fuel mixture credits	-	(37.1)	37.1	(100.0)%
Other operating income	(0.1)	(0.1)	-	-
Operating income	$31.6	$55.7	$(24.1)	(43.3)%

(millions)	Six Months Ended December 31
	2010	2009	Change	% Change
Net sales	$411.6	$360.6	$51.0	14.1%
Cost of goods sold	330.9	305.5	25.4	8.3%
Gross margin	80.7	55.1	25.6	46.5%
Selling, research and administrative expenses	23.5	22.7	0.8	3.5%
Amortization of intangibles and other	1.0	0.9	0.1	11.1%
Restructuring costs	1.1	0.8	0.3	37.5%
Alternative fuel mixture credits	-	(72.9)	72.9	(100.0)%
Other operating income	(0.1)	(0.1)	-	-
Operating income	$55.2	$103.7	$(48.5)	(46.8)%

            Net sales for the three months ended December 31, 2010 were 14.3% higher than in  the comparable prior year period.  Higher prices and improved product mix in both segments were partially offset by lower specialty fibers volume.  Net sales for the six months ended December 31, 2010 were 14.1% higher than in  the comparable prior year period mainly due to higher prices and improved product mix in both segments.  Higher nonwoven materials volume contributed to the improvement but specialty fibers volume was down.

Gross margin was higher for the three months ended December 31, 2010 versus the comparable prior year period.  The improvement was largely due to the higher selling prices.  Raw material costs were up significantly for our cotton specialty fibers and nonwovens products compared to the year ago quarter, but wood costs were only modestly higher.  Chemical, freight and direct costs were up modestly, while natural gas costs were lower.  The final insurance settlement related to the June power outage at our Foley Plant net of related costs incurred during the quarter added $3.2 million to our second quarter gross margin, representing a partial recovery of the $6.1 million in lost margin from business interruption and property damage incurred during the preceding two quarters.  Gross margin was higher for the six months ended December 31, 2010 versus the comparable prior year period.  The higher prices and improved product mix were the main drivers of the improvement.  Partially offsetting these items were higher raw material costs at all sites and higher chemical and transportation costs.  Chemical and energy usage was up year over year and direct cost spending was higher.

We recorded $37.1 million and $72.9 million, respectively, in AFMC, which were net of expenses, in our consolidated statements of operations for the three and six months ended December 31, 2009 related to credits earned during those periods.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs, which expired on December 31, 2009, are subject to audit by the IRS.

Selling, research and administrative expenses increased for both the three and six months ended December 31, 2010 versus the same periods in the prior year.  Higher bonus accruals due to improved results was the main driver of the increase.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and six months ended December 31, 2010 and 2009.

(millions)	Three Months Ended December 31
	2010	2009	Change	% Change
Net sales	$155.3	$129.6	$25.7	19.8%
Operating income	34.4	16.3	18.1	111.0%

(millions)	Six Months Ended December 31
	2010	2009	Change	% Change
Net sales	$298.1	$251.7	$46.4	18.4%
Operating income	56.6	25.6	31.0	121.1%

Net sales were up for the three and six months ended December 31, 2010 versus the comparable prior year period.  Higher pricing for the specialty fibers segment compared to the same periods a year ago, and favorable mix in both specialty cotton and specialty wood fibers, were partially offset by lower shipment volume.  Shipment volume for the specialty fibers segment was down 6% year over year as we rebuilt inventories to sustainable levels after the fourth quarter power outage at our Foley Plant and limited raw material availability constrained shipments from our cotton specialty fibers plants.   For the three months ended December 31, 2010, fluff pulp pricing increased by $221 per ton or 34% and prices for high-end specialty wood grades were up 7%.  Prices for specialty cotton grades were up 38% reflecting higher costs for cotton linters.  As of December 31, 2010, more than 90% of our Memphis Plant’s specialty cotton fibers business is committed to agreements that allow us to commit to longer procurement agreements for cotton linters.  This is providing better control of cost and flow of products to our customers.

Operating income increased by $18.1 million and $31.0 million for the three and six months, respectively, ended December 31, 2010 versus the prior year comparable period, with the improvement driven by higher pricing and improved sales mix.  Partially offsetting these items were higher chemical, energy, transportation and direct cost spending.  The final insurance settlement related to the June power outage at our Foley Plant added $3.3 million to gross margin.

Cotton linter supply limitations will continue to impact capacity utilization at our two cotton fibers plants.  At our Memphis cotton fibers facility, we expect to operate at slightly above 50% of our total capacity and increase capacity utilization as cotton linter market dynamics allow.  We have positioned the plant to operate efficiently at this configuration.  Our Americana Plant will operate to match cotton linter availability with customer orders and we anticipate its utilization to be at approximately 30% over the next three months.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and six months ended December 31, 2010 and 2009.

(millions)	Three Months Ended December 31
	2010	2009	Change	% Change
Net sales	$62.4	$60.2	$2.2	3.7%
Operating income	0.8	4.6	(3.8)	(82.6)%

(millions)	Six Months Ended December 31
	2010	2009	Change	% Change
Net sales	$130.5	$123.0	$7.5	6.1%
Operating income	5.4	9.7	(4.3)	(44.3)%

Nonwoven materials sales increased during the three months ended December 31, 2010 versus the prior year comparable period.  Favorable product mix and higher selling prices of approximately 5% were partially offset by the impact of unfavorable currency exchange rates in Europe.  For the six months ended December 31, 2010 versus the comparable prior year period, higher selling prices of approximately 6% along with favorable product mix and higher volume were partially offset by unfavorable currency exchange rates in Europe.

Operating income decreased for the three and six months ended December 31, 2010 versus the comparable prior year period, primarily due to higher costs for fluff pulp and other raw materials more than offsetting the favorable impacts of higher sales prices.

During the second quarter of 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  Our newer machine has more capability, is more versatile and is less expensive to operate.  The total cost of this program was $922, of which $669 remains to be paid during the current fiscal year.  The benefits of this consolidation, including the corresponding headcount reduction, is expected to improve operating income at this site by $2.5 million to $3.0 million annually.

Corporate

The following tables compare corporate net sales and operating (loss) income for the three and six months ended December 31, 2010 and 2009.

(millions)	Three Months Ended December 31
	2010	2009	Change	% Change
Net sales	$(8.2)	$(6.5)	$(1.7)	(26.2)%
Operating (loss) income	(3.7)	34.9	(38.6)	(110.6)%

(millions)	Six Months Ended December 31
	2010	2009	Change	% Change
Net sales	$(17.1)	$(14.1)	$(3.0)	(21.3)%
Operating (loss) income	(6.8)	68.4	(75.2)	(109.9)%

The operating (loss) income for the three and six months ended December 31 consists of:

	Three Months Ended December 31		Six Months Ended December 31
(millions)	2010	2009	2010	2009
Unallocated at-risk compensation	$(1.0)	$(0.9)	$(1.8)	$(1.5)
Unallocated stock-based compensation	(1.2)	(0.7)	(2.1)	(1.3)
Intellectual property amortization	(0.5)	(0.5)	(1.0)	(0.9)
Gross margin on intercompany sales	(0.4)	(0.1)	(0.8)	-
Restructuring costs	(0.6)	-	(1.1)	(0.8)
Alternative fuel mixture credits	-	37.1	-	72.9
Operating (loss) income	$(3.7)	$34.9	$(6.8)	$68.4

Restructuring costs

As indicated above, the cost of the consolidation of production at our Delta, British Columbia, Canada airlaid facility was approximately $0.9 million, $0.7 million of which will be paid during the next six months.

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3.5 million, of which $0.2 million was recorded in the second quarter of fiscal 2011 to reflect additional relocation costs.  The remaining accrual of $0.2 million will be paid during fiscal 2011.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.9 million and $4.6 million for the three and six months, respectively, ending December 31, 2010 versus the prior year comparable period.  Net interest expense decreased primarily due to the debt reduction of $126 million at December 31, 2010 versus December 31, 2009.  The weighted average effective interest rate on our variable debt increased from 1.5% at December 31, 2009 to 2.4% at December 31, 2010.  During the three and six months ending December 31, 2010, we recorded $0.6 million and $1.2 million, respectively, of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits.

Loss on debt extinguishment

During the three months ended December 31, 2010, we recorded a $3.6 million loss related to the early extinguishment of our 2013 Notes, which included a $2.0 million premium paid to the Note Holders and $1.6 million of deferred financing costs.

Income tax

Our effective tax rates for the three and six month periods ended December 31, 2010 were 34.4% and (79.4)%, respectively.  Our effective tax rates for the same periods in the prior year were 9.1% and 8.7%, respectively.

During the six months ended December 31, 2010, we recorded tax benefits of $20.5 million for CBC claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of CBC from AFMC.  See additional discussion at Note 5 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

During the three months ended December 31, 2009, we recorded the AFMC to be claimed on the amended federal income tax return to be filed for 2010.  During the six months ended December 31, 2009, we recorded the AFMC as cash refunds through the filing of periodic excise tax refund claims and as income tax credits to be claimed on the amended federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as non-taxable income.  During the three months and six months ended December 31, 2009, we recorded a tax benefit of $13.4 million and $25.2 million, respectively due to the non-taxable nature of the AFMC claimed on the federal income tax return.

Financial Condition

Liquidity and capital resources

With the redemption of the remainder of our senior notes due 2013 on October 1, 2010, our major sources of liquidity are cash generated from our operations and borrowing availability under our new senior secured credit facility.

On October 1, 2010, we redeemed the remaining $140.0 million of our senior notes due 2013 using borrowings on our then-existing revolving credit facility (the “former credit facility”).

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which amended and restated the prior credit facility in its entirety.  The credit facility increased our maximum committed borrowing capacity to $300.0 million and extended our maturity date on such borrowings to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the prior credit facility plus fees and expenses.

On December 31, 2010, we had $25.2 million of cash and cash equivalents and $129.6 million borrowing capacity on our credit facility.

We believe that our cash flow from operations, together with current cash and cash equivalents and availability of borrowings under the credit facility, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next twenty-four months.

Treasury shares

At December 31, 2010, a total of 5.4 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during the three or six months ended December 31, 2010.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended December 31, 2010 and 2009.

	Six Months Ended December 31
(millions)	2010	2009
Operating activities:
Net income	$81.5	$85.5
Noncash charges and credits, net	6.6	21.7
Changes in operating assets and liabilities, net	17.8	(62.2)
Net cash provided by operating activities	105.9	45.0

Investing activities:
Purchases of property, plant and equipment	(31.4)	(18.7)
Other investing activities	(0.1)	7.2
Net cash used in investing activities	(31.5)	(11.5)

Financing activities:
Net borrowings under lines of credit	66.5	72.5
Net payments on long-term debt	(140.0)	(110.0)
Net proceeds from sale of equity interests	2.4	0.2
Payment of dividend	(3.2)	-
Other	(4.2)	-
Net cash used in financing activities	(78.5)	(37.3)

Effect of foreign currency rate fluctuations on cash	7.1	2.5

Net increase (decrease) in cash and cash equivalents	$3.0	$(1.3)

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2010 was $60.9 million more than for the comparable prior year period.  The majority of the increase was due to an increase of $64.1 million in tax refunds, most was attributable to the alternative fuel mixture credits.  While gross margin was significantly higher relative to the same six month period a year ago, this was offset by an increase in working capital as we rebuilt inventory to more sustainable levels during the first six months of the current fiscal year.

Net cash used in investing activities

Purchases of property, plant and equipment increased $12.7 million during the six months ended December 31, 2010 versus the comparable prior year period.  Spending on the Foley Energy Project accounted for $10.2 million of our capital spending for the six months ended December 31, 2010 versus $5.4 million in the comparable prior year period.  A portion of the spending for this project was funded by a $7.4 million State of Florida grant received in September 2009 and reported under “other investing activities.”  Through December 31, 2010, we have spent $39.9 million of this three-year project which we now expect to cost approximately $49 million.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  On October 26, 2010 our Board of Directors approved the purchase of 8,100 acres bordering our Foley facility for $6.0 million.  Including this purchase, we now expect our capital spending will be approximately $63 million in fiscal year 2011.

Net cash used in financing activities

On October 1, 2010, we redeemed the remaining $140.0 million of our senior notes due 2013 using borrowings on our former credit facility.  We paid a $2.0 million premium to the Note Holders to retire this debt.

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement which amended and restated the former credit facility in its entirety.  The credit facility increased our maximum committed borrowing capacity to $300.0 million and extended our maturity date on such borrowings to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The costs for the issuance of this credit facility were $2.6 million.

During the six months ended December 31, 2010, we paid cash dividends ($0.08 per share) in the aggregate amount of $3.2 million.

On July 31, 2009, we redeemed the remaining $110 million of our then-outstanding senior notes due 2010 using borrowings under the former credit facility.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2010.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2011(1)	2012 and 2013	2014 and 2015	Thereafter

Long-term obligations (2)	$183.2	$2.0	$8.0	$8.0	$165.2
Operating lease obligations	2.6	1.1	1.3	0.2	-
Timber commitments	222.3	12.2	49.9	49.2	111.0
Other purchase commitments (3)	28.5	18.2	8.8	1.5	-
Total contractual cash obligations	$436.6	$33.5	$68.0	$58.9	$276.2
(1)	Cash obligations for the remainder of 2011.

(2)	Amounts include related interest payments. Interest payments of $19.2 million for variable debt are based on the effective annual rate as of December 31, 2010 of 2.4%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Cellulosic Biofuel Credits

Cellulosic biofuel credits (“CBC”) are recognized based on our expected ability to utilize the CBC prior to expiration.  Estimating the amount of the benefit recognized requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits.  The key assumptions in estimating future profitability relate to future selling prices and volumes, operating reliability, raw material, energy, chemical and freight costs, and various other projected operating factors as reflected in our internal planning models including interest cost and the impact of currency exchange rates.  These models take into account recent sales and cost data as well as macroeconomic drivers including gross domestic product growth, customer demand and industry capacity. Other assumptions affecting estimates of future taxable income include; significant book-to-tax differences impacting future credit utilization, cost recovery of existing and future capital assets and the domestic manufacturing deduction.  Our current forecasts of these book-to-tax differences are based on expected capital acquisitions and operating results, respectively.  Significant changes to any of these key assumptions could have a material impact on the estimate of CBC utilization.  As key factors in these models change in future periods, we will update our projections and revise the estimate of the CBC benefit expected to be utilized.  Such changes to the estimate may be significant.

For the six months ended December 31, 2010, we recognized $31.2 million of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC.  As of December 31, 2010, we have estimated that we will not be able to utilize approximately $23.6 million of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount.  We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.

See Part II, Item 7 — Critical Accounting Policies and Estimates and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report for additional accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.  These critical accounting policies include those relating to allowance for doubtful accounts, deferred income taxes, depreciation and long-lived assets.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated herein by this reference.  There have been no material changes in our quantitative and qualitative market risks since June 30, 2010.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2010 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended December 31, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 7, 2011

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: February 7, 2011

EXHIBIT INDEX

10.1
Second Amended and Restated Credit Agreement among the Company, the Subsidiary Guarantors named therein, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Citizens Bank of Pennsylvania as Syndication Agent, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager and J.P. Morgan Securities LLC, and Regions Capital Markets, A Division of Regions Bank as Joint Lead Arrangers filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 22, 2010 and filed with the Commission on January 21, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer