Form 10-K/A
period 2010-06-30
BUCKEYE TECHNOLOGIES INC
filed 2011-02-24
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2010
or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Transition Period From ____ to ____

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

EXPLANATORY NOTE

Buckeye Technologies Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on September 2, 2010 (the “Original Form 10-K”), as amended by Amendment No. 1 filed with the Commission on January 21, 2011 (“Amendment No. 1”).  Amendment No. 1 amended and restated Item 15 and the Exhibit Index of the Original Form 10-K in response to comments from the Commission relative to certain exhibits to the Original Form 10-K.  After the Company filed Amendment No. 1, the Commission requested that the Company provide a “full” amendment to the Original Form 10-K and include all parts of Form 10-K, including those that were not being amended.  Accordingly, this Amendment No. 2 includes all parts of Form 10-K, including updated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.

No other item or disclosures appearing in the Original Form 10-K, as amended by Amendment No.1, is affected by this Amendment No. 2 other than those matters specifically described above. This Amendment No. 2 is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the Commission subsequent to the date of the Original Form 10-K, including any amendments to those filings.

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

Although global demand for fluff pulp is growing by 3% to 5% annually, we expect fluff pulp prices over the longer term to vary directly with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  Over longer periods of time, fluff pulp prices are higher than commodity pulp prices by $40 to $60 per air dry metric tonne on average, but short term variances can be more significant.  We use 40,000 to 50,000 metric tons of fluff pulp annually from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business.  We believe that we currently produce approximately 5% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowater Inc., International Paper Company, GP Cellulose, LLC, Rayonier, Weyerhaeuser Corp. and Domtar Corp.  We believe the current global output of fluff pulp is approximately 5.1 million tons annually.  We understand that future increases in output at Domtar’s Plymouth mill and a conversion project to produce fluff at GP Cellulose’s recently acquired Alabama River Mill could add 300,000 to 500,000 tons of fluff output in the next two years.

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

 While the North American industry is operating in an environment of excess supply, the European market has been more balanced.  Glatfelter announced the new line at their Falkenhagen, Germany facility with an annual capacity in the range of 15,000 to 20,000 metric tons came online in 2009.   Additionally, Lycell started up a new airlaid line in Finland in early 2010 reportedly with an annual capacity of approximately 8,000 metric tons.  We understand that Fiberweb permanently shut down an airlaid line in Italy in January 2009.  In other parts of the world, Fiberweb has started up a second machine in China, which we understand has approximately 10,000 metric tons of annual capacity, and we understand that Sambo started up a 10,000 metric tons per year line in South Korea last year.

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

Sheila Jordan Cunningham
Senior Vice President, General Counsel and Secretary
Ms. Cunningham has served as Senior Vice President, General Counsel and Secretary since April 2000.  She served as Vice President, General Counsel and Secretary from April 1998 to April 2000.  She served as Assistant General Counsel from March 1997 to April 1998 and as Secretary from July 1997 to April 1998.  Prior to joining us, she was a partner in the law firm of Baker, Donelson, Bearman, Caldwell, & Berkowitz, P.C.

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

Net cash used in investing activities

Purchases of property, plant and equipment were at relatively consistent levels during the last three years.  We expect efficiency improvement and energy saving projects, maintenance capital and environmental spending will result in total capital expenditures of approximately $57 million for 2011, of which $11 million will be for the Foley Energy Project.  During 2010, we spent $12.3 million on this project, which is on schedule to be complete with full startup in the first quarter of 2012.  A portion of the spending for this project was partly funded by the $7.4 million State of Florida grant received in September 2009.  Through 2010, we have spent $29.7 million of this three-year, $45 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley Plant from about 85% to about 95%.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this Item regarding our Board of Directors is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” to be included in the 2010 Proxy Statement.  The information required by this Item regarding our executive officers is set forth in Part 1, Item 4 of this Annual Report on Form 10-K under “Executive Officers of the Registrant” and incorporated herein by this reference.

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

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	February 24, 2011

EXHIBIT INDEX

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 16, 2009
4.1	First Amendment to the Rights Agreement	Form 8-A to Form 10-K for year ended June 30, 1997 file no. 001-41030, filed on September 26, 1997
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2010
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
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
Exhibit 10.9 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on January 21, 2011.

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

*Confidential treatment has been requested for portions of this exhibit.  The copy filed with Amendment No. 1 omits the information subject to the confidentiality request.  Omissions have been designated as [***].  A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

During the first quarter of 2010, we recorded a pretax benefit of $35,842 ($35,105 after tax) for alternative fuel mixture credits, a pre-tax charge of $765 ($478 after tax) for restructuring expense, and a pre-tax benefit of $165 ($103 after tax) on early extinguishment of debt.  During the second quarter of 2010, we recorded a pretax benefit of $37,073 ($37,496 after tax) for alternative fuel mixture credits and a pre-tax charge of $50 ($31 after tax) for restructuring expense.  During the third quarter of 2010, we recorded a pretax benefit of $4,762 ($4,190 after tax) for alternative fuel mixture credits, an after-tax benefit of $7,440 for investment tax credits, a pre-tax charge of $2,394 ($1,497 after tax) for restructuring expense, and a pre-tax charge of $1,538 ($961 after tax) for early extinguishment of debt.  During the fourth quarter of 2010, we recorded an after-tax benefit of $1,007 for investment tax credits, a pre-tax charge of $144 ($90 after tax) for restructuring expense and a pre-tax charge of $1,233 ($771 after tax) for early extinguishment of debt.

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