Form 10-Q
period 2011-04-30
BUCKEYE TECHNOLOGIES INC
filed 2011-05-09
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                                              (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were outstanding 39,891,557 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Net sales	$237,782	$190,714	$649,373	$551,296
Cost of goods sold	180,318	157,567	511,170	463,028
Gross margin	57,464	33,147	138,203	88,268

Selling, research and administrative expenses	13,102	11,985	36,609	34,666
Amortization of intangibles and other	488	472	1,453	1,422
Restructuring costs	(125)	2,395	997	3,209
Alternative fuel mixture credits	-	(4,762)	-	(77,677)
Other operating income	(17)	(633)	(63)	(724)
Operating income	44,016	23,690	99,207	127,372

Net interest expense and amortization of debt costs	(1,642)	(3,920)	(6,956)	(13,830)
Loss on early extinguishment of debt	-	(1,537)	(3,649)	(1,372)
Loss on foreign exchange and other	(892)	(421)	(1,705)	(720)

Income before income taxes	41,482	17,812	86,897	111,450
Income tax (benefit) expense	12,789	(1,531)	(23,274)	6,592

Net income	$28,693	$19,343	$110,171	$104,858

Earnings per share
Basic	$0.71	$0.50	$2.74	$2.71
Diluted	$0.70	$0.49	$2.71	$2.66

Cash dividends per share	$0.05	$-	$0.13	$-

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2011	June 30 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,792	$22,121
Accounts receivable – net	141,008	122,960
Income tax and alternative fuel mixture credits receivable	1,460	68,356
Inventories – net	97,879	74,850
Deferred income taxes and other	11,789	9,541
Total current assets	279,928	297,828

Property, plant and equipment	1,192,227	1,131,601
Less accumulated depreciation	(654,145)	(607,126)
Property, plant and equipment – net	538,082	524,475
Goodwill	2,425	2,425
Deferred income taxes	25,441	-
Intellectual property and other, net	27,261	27,726
Total assets	$873,137	$852,454

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$39,311	$39,376
Accrued expenses	51,588	44,007
Short-term debt	-	198
Current portion of long-term debt	-	67,000
Total current liabilities	90,899	150,581

Long-term debt	136,570	170,332
Accrued postretirement benefits	25,599	25,283
Deferred income taxes	719	56,344
Other liabilities	48,901	12,593
Stockholders’ equity	570,449	437,321
Total liabilities and stockholders’ equity	$873,137	$852,454

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2011	2010
Operating activities
Net income	$110,171	$104,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,884	34,324
Amortization	1,961	2,187
Loss on early extinguishment of debt	3,649	1,372
Deferred income taxes	(80,974)	75
Noncurrent alternative fuel mixture credits refund payable	41,144	-
Insurance proceeds applied to capital investments	(161)	-
Stock based compensation expense	3,370	2,040
Excess tax benefit from stock based compensation	(828)	(19)
Other	906	(672)
Changes in operating assets and liabilities:
Accounts receivable	(13,631)	(8,363)
Income tax and alternative fuel mixture credits receivable	66,896	(64,435)
Inventories	(20,714)	5,247
Other assets	91	960
Accounts payable and other current liabilities	(4,799)	(3,175)
Net cash provided by operating activities	143,965	74,399
Investing activities
Purchases of property, plant and equipment	(41,132)	(29,769)
Proceeds from State of Florida grant	-	7,381
Proceeds from insurance settlement related to capital investments	161	-
Other	(345)	(311)
Net cash used in investing activities	(41,316)	(22,699)
Financing activities
Net borrowings under lines of credit	39,040	90,999
Payments on long-term debt and other	(140,000)	(145,000)
Payments for debt issuance costs	(2,586)	-
Payments related to early extinguishment of debt	(1,984)	-
Excess tax benefit from stock based compensation	828	19
Net proceeds from sale of equity interests	3,334	694
Payment of dividend	(5,240)	-
Net cash used in financing activities	(106,608)	(53,288)
Effect of foreign currency rate fluctuations on cash	9,630	6,462
Increase in cash and cash equivalents	5,671	4,874
Cash and cash equivalents at beginning of period	22,121	22,061
Cash and cash equivalents at end of period	$27,792	$26,935

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2011 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Three Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$181,334	$64,488	$(8,040)	$237,782
	2010	137,049	59,922	(6,257)	190,714
Operating income (loss)	2011	43,965	3,074	(3,023)	44,016
	2010	20,345	3,347	(2)	23,690
Depreciation and amortization of	2011	8,447	3,885	934	13,266
intangibles	2010	7,393	3,653	926	11,972
Capital expenditures	2011	8,535	1,143	18	9,696
	2010	10,335	663	99	11,097
Nine Months Ended March 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$479,449	$195,035	$(25,111)	$649,373
	2010	388,793	182,891	(20,388)	551,296
Operating income (loss)	2011	100,550	8,494	(9,837)	99,207
	2010	45,943	13,051	68,378	127,372
Depreciation and amortization of	2011	24,394	11,118	2,826	38,338
intangibles	2010	21,844	11,128	2,776	35,748
Capital expenditures	2011	36,800	3,714	618	41,132
	2010	26,565	2,526	678	29,769

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

NOTE 3: RESTRUCTURING COSTS

During the second quarter of 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  The total cost of this program was $797 of which $136 remains to be paid.

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

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the three months ended March 31, 2011.

2011 Restructuring Program	Accrual Balance as of December 31, 2010	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of March 31, 2011	Program Charges to Date	Total Estimated Charges
Severance and employee benefits
Nonwoven materials	$669	$(124)	$9	$(418)	$136	$797	$797
Total 2011 Program	669	(124)	9	(418)	136	797	797

2010 Restructuring Program
Severance and employee benefits
Specialty fibers	-	-	-	-	-	1,030	1,030
Corporate	-	-	-	-	-	1,310	1,310
Other miscellaneous expenses
Specialty fibers	171	-	-	(28)	143	1,213	1,213
Total 2010 Program	171	-	-	(28)	143	3,553	3,553
Total All Programs	$840	$(124)	9	$(446)	$279	$4,350	$4,350

NOTE 4: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended permitted a refundable excise tax credit (until December 31, 2009, when the credit expired) under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels (the “AFMC”) equal to $0.50 per gallon of alternative fuel contained in the mixture.  We qualified for the AFMC because we produce liquid fuels derived from biomass, byproducts of our wood pulping process, and utilize those fuels to power our Foley Plant.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $4,762 and $77,677 in AFMC, which was net of expenses, in our consolidated statements of operations related to credits earned for the three and nine months ended March 31, 2010, respectively.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs are subject to audit by the IRS.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced by and used as a fuel by us in our business operations during calendar 2009 will qualify for the $1.01 non-refundable CBC.  We received a cellulosic biofuel producer registration number which allowed us to amend the tax return for the year ended June 30, 2009 to claim CBC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  For the nine months ended March 31, 2011, we recognized an income tax benefit in our consolidated statement of operations of $20,462 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009.

We also received Form 637 CB Registration approval during the nine months ended March 31, 2011, which included additional guidance on converting AFMC for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs.  For any gallon of fuel, the $0.50 AFMC may be exchanged for the $1.01 CBC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Our prior tax returns will have to be amended to claim the CBC.

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

For the nine months ended March 31, 2011, we recognized $31,162 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  This amount  is net of $1,490 of interest that would be owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.  We will continue to evaluate our ability to utilize the CBC and will amend our tax returns for fiscal years ended June 30, 2009 and June 30, 2010 in order to convert appropriate amounts of AFMC to CBC until such time that the statute of limitations expires for fiscal years ended June 30, 2009 and June 30, 2010.  We may recognize up to an additional $23,626 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

Estimating the amount of the CBC benefit recognized requires us to make assumptions and estimates about future taxable income affecting the realization of these tax benefits. The key assumptions in estimating future profitability relate to future selling prices and volumes, operating reliability, raw material, energy, chemical and freight costs, and various other projected  economic factors as reflected in our internal planning models including interest cost and the impact of currency exchange rates. These models take into account recent sales and cost data as well as macroeconomic drivers including gross domestic product growth, customer demand and industry capacity. Other assumptions affecting estimates of future taxable income include; significant book-to-tax differences impacting future credit utilization, cost recovery of existing and future capital assets and the domestic manufacturing deduction.  Our current forecasts of these book-to-tax differences are based on expected capital acquisitions and operating results.  Significant changes to any of these key assumptions could have a material impact on the estimate of CBC utilization.  As key factors in these models change in future periods, we will update our projections and revise the estimate of the CBC benefit expected to be utilized.  Such changes to the estimate may be significant.

We have recorded an income tax liability of $57,850 related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability is $16,706 and the noncurrent portion is $41,144.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations and totaled approximately $600 and $1,750 for the three and nine months ended March 31, 2011, respectively.

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

The components of inventory consist of the following as of the dates indicated:

	March 31, 2011	June 30, 2010

Raw materials	$29,028	$21,007
Finished goods	42,950	29,901
Storeroom and other supplies	25,901	23,942
	$97,879	$74,850

NOTE 6:  LONG-TERM DEBT

The components of long-term debt consist of the following as of the dates indicated:

Components of long-term debt
	March 31,	June 30,
	2011	2010

Senior notes due 2013	$-	$140,000
Credit Facility	136,570	97,332
Total debt	136,570	237,332
Less current portion of long-term debt	-	67,000
Total long-term debt	$136,570	$170,332

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

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At March 31, 2011, we were in compliance with the financial covenants under the credit facility.

At March 31, 2011, we had $157,032 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

NOTE 7:  FAIR VALUE MEASUREMENTS

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable,  the carrying amounts approximate fair value due to their short maturities.  The fair value of our long-term public debt is based on an average of the bid and offer prices.  The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at March 31, 2011 were both $136,570 and at June 30, 2010 were $237,332 and $241,007, respectively.

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

	Fair Value Measurements at March 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Natural gas hedges	$22	$-	$22	$-
Total assets	$22	$-	$22	$-

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

Commodity Hedging

We have entered into contracts for the purchase or option to purchase natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at either a pre-determined or maximum price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of June 30, 2010, we had contracts in place to purchase 125,000 MMBTUs of natural gas at various fixed prices through December 2010.  As of March 31, 2011, we had options in place to purchase 1,080,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.

Fair Value of Derivative Instruments

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the unaudited condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 3/31/11	Fair Value at 6/30/10	Fair Value at 3/31/11	Fair Value at 6/30/10
Natural gas hedges	Prepaid expenses	$22	$39	$-	$-
Total derivatives designated as hedging instruments		$22	$39	$-	$-

The following tables present the impact of derivative instruments and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Nine months ended March 31,		Nine months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010	2011	2010
Natural gas hedges	$(8)	$490	$(8)	$(351)	$-	$-
Currency hedge	(402)	-	-	-	-	-
Total	$(410)	$490	$(8)	$(351)	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to the currency hedge are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Nine months ended March 31,
	Classification of (gains) or losses	2011	2010
Foreign currency swap	Foreign exchange and other	$-	$(287)

NOTE 9:  INSURANCE RECOVERIES

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $5,719, including business interruption and property damage.  After satisfying our $2,000 deductible, we received a settlement of $3,719 which we recorded to cost of goods sold during the nine months ended March 31, 2011.

In September 2010, one of the turbine generators at our Foley Plant suffered a winding insulation failure and the entire plant lost power.  We experienced approximately 19 hours of downtime on our production lines.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $2,353, including property damage and business interruption.  We received a settlement of $353, net of our deductible, which we recorded to cost of goods sold during the nine months ended March 31, 2011.

NOTE 10:  COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Net income	$28,693	$19,343	$110,171	$104,858
Foreign currency translation adjustments – net	8,406	(4,624)	21,307	8,359
Unrealized gains (losses) on hedging activities - net	-	(60)	(258)	88
Comprehensive income, net of tax	$37,099	$14,659	$131,220	$113,305

For the three and nine months ended March 31, 2011, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $5,734 and $13,115, the Brazilian real of $1,267 and $4,106 and the Canadian dollar of $1,405 and $4,086, respectively.

For the three and nine months ended March 31, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(6,178) and $(4,444), the Brazilian real of $(221) and $6,324 and the Canadian dollar of $1,775 and $6,479, respectively.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2010	$5	$34,947	$(3,821)	$31,131
Changes in value	(253)	21,307	-	21,054
Reclassification into earnings	(5)	-	-	(5)
Balance at March 31, 2011	$(253)	$56,254	$(3,821)	$52,180

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$28,693	$19,343	$110,171	$104,858
Less: Distributed and undistributed income allocated to participating securities	(522)	-	(2,015)	-
Distributed and undistributed income available to shareholders	$28,171	$19,343	$108,156	$104,858

Denominator:
Basic weighted average shares outstanding	39,660	38,785	39,497	38,754

Basic earnings per share	$0.71	$0.50	$2.74	$2.71

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$28,693	$19,343	$110,171	$104,858
Less: Distributed and undistributed income allocated to participating securities	(522)	-	(2,015)	-
Distributed and undistributed income available to shareholders	$28,171	$19,343	$108,156	$104,858

Denominator:
Basic weighted average shares outstanding	39,660	38,785	39,497	38,754
Effect of dilutive stock options and non-participating securities	535	853	468	598
Diluted weighted average shares outstanding	40,195	39,638	39,965	39,352

Diluted earnings per share	$0.70	$0.49	$2.71	$2.66

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 0 for both the three and nine months ended March 31, 2011 and 81,322 and 776,308 for the three and nine months ended March 31, 2010.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,235 and $3,370 for the three and nine month periods ended March 31, 2011 and $802 and $2,040 for the three and nine month periods ended March 31,2010, respectively.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2011, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 20, 2002 through June 30, 2010, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2010 and German tax filings for the years ended June 30, 2004 through June 30, 2010.  We are currently under a US income tax audit for the years ended June 30, 2009 and June 30, 2010.

During the nine months ended March 31, 2011, we recorded tax benefits of $20,462 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of CBCs from AFMCs.  See additional discussion at Note 4 to the condensed consolidated financial statements.

During the three months ended March 31, 2010, we claimed the AFMCs as income tax credits on the federal income tax return to be filed for 2010.  During the nine months ended March 31, 2010, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits that would be reflected on the federal income tax return to be filed for 2010.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits to be claimed on the federal income tax return for 2010 as non-taxable income.  During the three months and nine months ended March 31, 2010, we recorded a tax benefit of $1,093 and $26,300, respectively, due to the non-taxable nature of the AFMCs claimed on the federal income tax return.

The net deferred tax asset (liability) balance changed from ($53,866) on June 30, 2010 to $27,352 on March 31, 2011.  The reasons for the change include provision to return adjustments related to filing of the 2010 federal tax return, alternative fuel mixture credit conversion to cellulosic biofuel credits and deferred tax adjustments related to the 2011 year.

We increased our valuation allowance related to net operating loss carryforwards to offset the tax benefit of current losses during the three and nine months ended March 31, 2011 in Brazil by $277 and $1,320, respectively, and Canada by $211 and $863, respectively.

During the three and nine months ended March 31, 2011, we recorded a tax benefit of $794 and $2,462, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

Our effective tax rates for the three and nine month periods ended March 31, 2011 were 30.8% and (26.8)%, respectively.  Our effective tax rate for the same periods in 2010 were (8.6)% and 5.9%, respectively.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Expected tax expense at 35%	$14,519	$6,234	$30,414	$39,008
Cellulosic biofuel credits – black liquor without diesel	-	-	(20,462)	-
Cellulosic biofuel credits – exchanged from alternative fuel mixture credits	-	-	(31,162)	-
Alternative fuel mixture credits	-	(1,093)	-	(26,300)
Energy investment tax credits	(794)	(7,440)	(2,462)	(7,440)
Effect of foreign operations	(116)	775	165	1,534
Change in valuation allowance	488	-	2,183	-
Other	(1,308)	(7)	(1,950)	(210)
Income tax (benefit) expense	$12,789	$(1,531)	$(23,274)	$6,592

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Service cost for benefits earned	$117	$101	$351	$303
Interest cost on benefit obligation	316	350	948	1,050
Amortization of unrecognized prior service cost	(131)	(247)	(393)	(741)
Actuarial loss	96	31	288	93
Total cost	$398	$235	$1,194	$705

NOTE 15:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We recorded the first $52 installment in March 2010 and the second $52 installment in March 2011.  We have recorded these cash incentives in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  During the three months ended March 31, 2011 we reclassified $410 and as of March 31, 2011, a total of $6,859 has been reclassified.  When the project is complete, we will amortize the $7,588 over the life of the equipment.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed.  As a result, we filed petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs.  SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2013.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations (boiler Maximum Achievable Control Technology (“MACT”) standards) applicable to the bark boilers at the Foley Plant were vacated following a public legal challenge.  EPA re-proposed those regulations in April 2010.  The public comment period for that proposed rule ended on August 23, 2010 and EPA issued its final boiler MACT regulations in February 2011.  The EPA has recognized that portions of the final regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  Until the reconsideration process is completed it will be difficult to predict the potential capital expenditures associated with these pending regulations.

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,611 at March 31, 2011 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 796 real ($489 at March 31, 2011 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objections and our petition will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 17:  SUBSEQUENT EVENTS

On April 26, 2011, our Board of Directors declared a quarterly dividend of $0.05 per share of common stock.  The dividend is payable on June 15, 2011 to stockholders of record as of the close of business on May 16, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K/A for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2011 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years (e.g., “2011”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and nine month periods ended March 31, 2011 to the three and nine months ended March  31, 2010.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:  pricing fluctuations and worldwide economic conditions; dependence on large customers; fluctuation in the costs of raw materials and energy resources; competition; changes in the net benefit realized from the alternative fuel mixture credit; changes in fair values of long-lived assets; inability to predict the scope of future environmental compliance costs or liabilities; inability to predict the scope of future restructuring costs or liabilities; and the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.  Other factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the Annual Report, which is incorporated herein by this reference, or from time to time, in our filings with the SEC, press releases and other communications.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, completing  the Foley Energy Project, identifying new initiatives that support profitable, sustainable growth, addressing under-performing assets and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to shareholders.

Net sales for the three months ended March 31, 2011 were $237.8 million, up $47.1 million or 25% versus net sales of $190.7 million during the three months ended March 31, 2010 due to higher selling prices and improved product mix.  Selling prices were higher across all parts of our business, with the largest impacts coming from increased prices for high-end specialty cotton and wood pulp along with higher fluff pulp prices.  Shipment volume overall was relatively flat year over year, although shipments of specialty cotton pulp were up 7% due to improved availability of cotton linters.

During the nine months ended March 31, 2011, sales were up $98.1 million, or 18%, versus the nine months ended March 31, 2010 also due to higher selling prices and improved product mix.  Higher selling prices accounted for $96 million of the year over year increase in sales.  Higher selling prices on our high purity wood pulp (+21%) and cotton pulp (+48%) accounted for $56 million of this increase and fluff pulp pricing (+28%) accounted for an additional $31 million.  Year-to-date shipment volume was down 3% compared to the same period a year ago.  This was primarily due to a 4% decrease in specialty fibers shipments.  Specialty fibers rebuilt inventories during the first six months of the year after the power outage at our Foley plant in June, 2010, and incurred reduced shipments from our specialty cotton pulp plant in Brazil due to the limited availability and high price of cotton linters used as raw material.  This was partially offset by a 3% increase in nonwovens shipments.

Operating income for the three months ended March 31, 2011 was $44.0 million, which was up $20.3 million compared to the three months ended March 31, 2010.  Gross margin improved by $24.3 million, or from 17.4% to 24.2% as a percentage of sales.  This margin improvement was largely driven by higher selling prices in the specialty fibers segment.  On the cost side, cotton linter prices were up significantly and direct cost spending at our Foley mill was higher, but wood, chemical and freight costs were only up modestly while energy costs were slightly lower.

For the nine months ended March 31, 2011, operating income was down by $28.2 million versus the nine months ended March 31, 2010.  The reduction in operating income is a result of the $77.7 million reduction in income from alternative fuel mixture credits versus the same period a year ago which was partially offset by an increase in gross margin, which improved by $49.9 million, or from 16.0% to 21.3% as a percentage of sales.  Higher selling prices added $96 million to gross margin compared to the year ago nine month period, offset by raw material costs, which were up by $41 million driven by higher cotton linter prices and higher prices for fluff pulp used by our nonwovens segment as a key raw material.    Direct cost spending was higher due to increased spending on repair and maintenance and employee benefits.  Chemical and transportation costs were up modestly year over year.   Operating income for this period was up $54.7 million year over year for the specialty fibers segment, but was down $4.6 million year over year for the nonwovens segment as selling price increases have lagged increases in raw material costs.

Net earnings for the three months ended March 31, 2011 was $28.7 million or $0.70 per diluted share.  Third quarter earnings included after-tax costs relating to restructuring, and accrued interest associated with the cellulosic biofuel credit (“CBC”) totaling $0.3 million, or $0.01 per share.  This compared to net income of $19.3 million or $0.49 per share in the prior year comparable period, which included net income of $8.3 million, or $0.21 per share, from alternative fuel mixture credits and energy investment tax credits, net of after-tax costs relating to restructuring and early retirement of debt.  Out of the $0.21 year over year improvement in EPS, the energy tax credits, early debt retirement and restructuring costs mentioned above account for an EPS reduction of $0.21.  The offsetting improvement of $0.42 was driven by improved margins in the specialty fibers segment, combined with $0.05 from reduced interest expense and $0.05 from the insurance settlement.

Net earnings for the nine months ended March 31, 2011 of $110.2 million or $2.71 per diluted share, were up $5.3 million or $0.05 per diluted share compared to the nine months ended March 31, 2010.  The favorable impact of alternative fuel mixture credits and energy investment tax credits, offset by after-tax costs relating to restructuring and early retirement of debt, accounted for a $33.3 million or $0.83 per diluted share reduction in net income.  The offsetting improvement of $38.6 million in net income, or $0.88 per diluted share, was driven by improved margins in the specialty fibers segment, combined with $5.3 million or about $0.13 per share from reduced interest expense, excluding accrued interest related to the CBC.

Net cash provided by operating activities for the nine months ended March 31, 2011 of $144.0 million was up $69.6 million compared to the same period a year ago, of which $64.6 million is the result of an increase in cash receipts related to the Alternative Fuel Mixture Credits (“AFMC”) and the CBC.  While gross margin was significantly higher relative to the same nine month period a year ago, this was offset by an increase in working capital as our sales revenues were higher and we rebuilt inventory to more sustainable levels during the first nine months of the current fiscal year.  Net cash used in investing activities during the nine months ended March 31, 2011 was $41.3 million, an increase of $18.6 million compared to the same period last year.  During the first nine months of last fiscal year, we received a grant from the State of Florida for $7.4 million.  Fiscal 2011 spending on the Foley Energy Project was $11.5 million, up $3.5 million compared to the year-ago period; and, we also spent $6.0 million to purchase about 8,000 acres of land adjacent to our Foley specialty wood pulp mill.

In October 2010, we retired our remaining $140 million in public debt and refinanced our existing bank credit facility with a larger $300 million bank revolver.  Over the past 12 months, total debt has been reduced by 50% from $273 million to $137 million, and the combination of debt reduction and a lower average interest rate has lowered our quarterly interest expense, excluding the $0.6 million quarterly interest expense accrual related to the AFMC credits, by $2.9 million compared to the year ago quarter.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and nine months ended March 31, 2011 and 2010.

(millions)	Three Months Ended March 31
	2011	2010	Change	% Change
Net sales	$237.8	$190.7	$47.1	24.7%
Cost of goods sold	180.3	157.6	22.7	14.4%
Gross margin	57.5	33.1	24.4	73.7%
Selling, research and administrative expenses	13.1	11.9	1.2	10.1%
Amortization of intangibles and other	0.5	0.5	-	-%
Restructuring costs	(0.1)	2.4	(2.5)	(104.2)%
Alternative fuel mixture credits	-	(4.8)	4.8	100.0%
Other operating income	-	(0.6)	0.6	100.0%
Operating income	$44.0	$23.7	$20.3	85.7%

(millions)	Nine Months Ended March 31
	2011	2010	Change	% Change
Net sales	$649.4	$551.3	$98.1	17.8%
Cost of goods sold	511.2	463.0	48.2	10.4%
Gross margin	138.2	88.3	49.9	56.5%
Selling, research and administrative expenses	36.6	34.7	1.9	5.5%
Amortization of intangibles and other	1.5	1.4	0.1	7.1%
Restructuring costs	1.0	3.2	(2.2)	(68.8)%
Alternative fuel mixture credits	-	(77.7)	77.7	100.0%
Other operating income	(0.1)	(0.7)	0.6	85.7%
Operating income	$99.2	$127.4	$(28.2)	(22.1)%

            Net sales for the three months ended March 31, 2011 were 24.7% higher than in the comparable prior year period.  Higher selling prices in both segments drove the improvement along with improved product mix.  Net sales for the nine months ended March 31, 2011 were 17.8% higher than in the comparable prior year period mainly due to higher prices and improved product mix in both segments.  Higher nonwoven materials volume contributed to the improvement but was more than offset by lower specialty fibers volume and unfavorable exchange rates in Europe.

Gross margin was higher for the three months ended March 31, 2011 versus the comparable prior year period.  The improvement primarily resulted from the higher selling prices.  Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to the higher gross margin as we experienced some improvement in the availability of cotton linters.  Raw material costs were up significantly for our cotton specialty fibers and nonwovens products compared to the year ago quarter, but wood costs were only modestly higher.  Chemical and direct costs were also up versus the prior year.  Gross margin was higher for the nine months ended March 31, 2011 versus the comparable prior year period.  The higher prices and improved product mix were the primary elements of the improvement.  Partially offsetting these items were higher raw material costs at all sites and higher chemical and transportation costs.  Chemical and energy usage was up year over year and direct cost spending was higher.

We recorded $4.8 million and $77.7 million in AFMC, which were net of expenses, in our consolidated statements of operations for the three and nine months, respectively, ended March 31, 2010 related to credits earned during those periods.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  These AFMC benefits affecting operating income were not repeated in 2011, however we did recognize cellulosic biofuel credits which are reflected as an improvement to net income of $50.5 million for the nine months ended March 31, 2011, respectively.

Selling, research and administrative expenses increased for both the three and nine months ended March 31, 2011 versus the same periods in the prior year, primarily as a result of higher bonus accrual due to improved results.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and nine months ended March 31, 2011 and 2010.

(millions)	Three Months Ended March 31
	2011	2010	Change	% Change
Net sales	$181.3	$137.0	$44.3	32.3%
Operating income	44.0	20.3	23.7	116.7%

(millions)	Nine Months Ended March 31
	2011	2010	Change	% Change
Net sales	$479.4	$388.8	$90.6	23.3%
Operating income	100.6	45.9	54.7	119.2%

Net sales were up for the three months ended March 31, 2011 versus the comparable prior year period.  Higher pricing for the specialty fibers segment compared to the same periods a year ago, favorable mix in specialty wood fibers, and increased shipment volumes for specialty cotton fibers were partially offset by lower specialty wood fibers shipment volume.  For the three months ended March 31, 2011 versus the same period in 2010, fluff pulp pricing increased by $193 per ton or 28% and prices for high-end specialty wood grades were up 21%, reflecting strong market conditions.  Prices for specialty cotton grades were up 48% as higher costs for cotton linters were passed through based on provisions included in our long-term sales agreements.  For the nine months ended March 31, 2011 versus the comparable prior year period, higher pricing and favorable product mix were partially offset by lower volume.  As of March 31, 2011, more than 90% of our Memphis Plant’s specialty cotton fibers business is committed to contracts that allow us to commit to longer procurement agreements for cotton linters.  This is providing improved control of cost and flow of products to our customers.

Operating income increased by $23.7 million and $54.7 million for the three and nine months, respectively, ended March 31, 2011 versus the prior year comparable period, with the improvement driven by higher pricing and improved sales mix.  The successful January 2011 start-up of Phase I of our energy project’s turbine generator at our specialty wood fibers mill contributed to our improved gross margin.  Improved capacity utilization at our Memphis specialty cotton fibers plant also contributed to the higher gross margin as we experienced some improvement in the availability of cotton linters.  Partially offsetting these items for the three month comparison were higher raw material, chemical, and direct cost spending.  For the nine month comparison, these costs were additionally impacted by higher transportation costs.

Cotton linter supply limitations will continue to impact capacity utilization at our two cotton fibers plants.  At our Memphis cotton specialty fibers facility, we expect to operate at about 55% of our total capacity and increase capacity utilization as cotton linter market dynamics allow.  We have positioned the plant to operate efficiently at this configuration.  Our Americana Plant will operate to match cotton linter availability with customer orders and we anticipate its utilization to be in the 25% to 30% range over the next three months.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2011 and 2010.

(millions)	Three Months Ended March 31
	2011	2010	Change	% Change
Net sales	$64.5	$59.9	$4.6	7.7%
Operating income	3.1	3.3	(0.2)	(6.1)%

(millions)	Nine Months Ended March 31
	2011	2010	Change	% Change
Net sales	$195.0	$182.9	$12.1	6.6%
Operating income	8.5	13.1	(4.6)	(35.1)%

Nonwoven materials sales increased during the three and nine months ended March 31, 2011 versus the prior year comparable periods.  Higher selling prices, which were up approximately 6%, and a 2% increase in shipment volume were the primary reasons for the increase for the three month period.  For the nine months ended March 31, 2011 versus the comparable prior year period, higher selling prices (+5%) along with favorable product mix and increased volume (+3%) were partially offset by unfavorable currency exchange rates in Europe.

Operating income was only off slightly ($0.2 million) for the three months ended March 31, 2011 versus the comparable prior year period due to the impact of currency exchange rates on the financial results of German and Canadian operations.  For the nine month period, operating income was down by $4.6 million in spite of higher production and shipment volumes as selling price increases have lagged increases in costs for fluff pulp and other raw materials.

During the second quarter of 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  Our newer machine has more capability, is more versatile and is less expensive to operate.  This consolidation, including the corresponding headcount reduction, is expected to reduce manufacturing costs at this site by $2.5 million to $3.0 million annually.

Corporate

The following tables compare corporate net sales and operating (loss) income for the three and nine months ended March 31, 2011 and 2010.

(millions)	Three Months Ended March 31
	2011	2010	Change	% Change
Net sales	$(8.0)	$(6.3)	$(1.7)	(27.0)%
Operating (loss) income	(3.0)	-	(3.0)	(100.0)%

(millions)	Nine Months Ended March 31
	2011	2010	Change	% Change
Net sales	$(25.1)	$(20.4)	$(4.7)	(23.0)%
Operating (loss) income	(9.8)	68.4	(78.2)	(114.3)%

The operating (loss) income for the three and nine months ended March 31 consists of:

	Three Months Ended March 31		Nine Months Ended March 31
(millions)	2011	2010	2011	2010
Unallocated at-risk compensation	$(1.4)	$(1.1)	$(3.2)	$(2.6)
Unallocated stock-based compensation	(1.3)	(0.8)	(3.4)	(2.0)
Intellectual property amortization	(0.5)	(0.5)	(1.5)	(1.4)
Gross margin on intercompany sales	0.1	-	(0.7)	(0.1)
Restructuring costs	0.1	(2.4)	(1.0)	(3.2)
Alternative fuel mixture credits	-	4.8	-	77.7
Operating (loss) income	$(3.0)	$-	$(9.8)	$68.4

Restructuring costs

The cost of the consolidation of production at our Delta, British Columbia, Canada airlaid facility was approximately $0.8 million, $0.1 million of which remains to be paid.

During 2010, we entered into a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3.5 million of which $0.2 million remains to be paid.  As a result of this restructuring, 31 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.3 million and $6.9 million for the three and nine months, respectively, ending March 31, 2011 versus the prior year comparable period.  Net interest expense decreased primarily due to the debt reduction of $137 million at March 31, 2011 versus March 31, 2010 and the redemption in October 2010 of the last $140 million of our 8.5% 2013 senior notes, which lowered our average interest rate considerably.  The weighted average effective interest rate on our variable debt increased from 1.6% at March 31, 2010 to 2.5% at March 31, 2011.  During the three and nine months ending March 31, 2011, we recorded $0.6 million and $1.8 million, respectively, of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits.

Income tax

Our effective tax rates for the three and nine month periods ended March 31, 2011 were 30.8% and (26.8)%, respectively. Our effective tax rates for the same periods in the prior year were (8.6)% and 5.9%, respectively.

During the nine months ended March 31, 2011, we recorded tax benefits of $20.5 million for CBC claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of CBC from AFMC.  See additional discussion at Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The American Recovery and Reinvestment Act of 2009 expanded the Internal Revenue Code Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During the three and nine months ended March 31, 2010, we recorded a tax benefit of $7.4 million relating to this tax credit, of which $5.4 million related to expenditures prior to June 30, 2009 and $2.0 million relates to expenditures after June 30, 2009.  During the three and nine months ended March 31, 2011, we recorded a tax benefit of $0.8 million and $2.5 million , respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

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

On March 31, 2011, we had $27.8 million of cash and cash equivalents and $157.0 million borrowing capacity on our credit facility.

We believe that our cash flow from operations, together with current cash and cash equivalents and availability of borrowings under the credit facility, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next twenty-four months.

Treasury shares

At March 31, 2011, a total of 5.4 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during the three or nine months ended March 31, 2011.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2011 and 2010.

	Nine Months Ended March 31
(millions)	2011	2010
Operating activities:
Net income	$110.2	$104.9
Noncash charges and credits, net	6.0	39.3
Changes in operating assets and liabilities, net	27.8	(69.8)
Net cash provided by operating activities	144.0	74.4

Investing activities:
Purchases of property, plant and equipment	(41.1)	(29.8)
Other investing activities	(0.2)	7.1
Net cash used in investing activities	(41.3)	(22.7)

Financing activities:
Net borrowings under lines of credit	39.0	91.0
Net payments on long-term debt	(140.0)	(145.0)
Net proceeds from sale of equity interests	3.3	0.7
Payment of dividend	(5.2)	-
Other	(3.7)	-
Net cash used in financing activities	(106.6)	(53.3)

Effect of foreign currency rate fluctuations on cash	9.6	6.5

Net increase in cash and cash equivalents	$5.7	$4.9

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2011 was $69.6 million more than for the comparable prior year period.  The majority of the increase was due to an increase of $64.1 million in tax refunds, most of which was attributable to the alternative fuel mixture credits.  While gross margin was significantly higher relative to the same nine month period a year ago, this was offset by an increase in working capital as we rebuilt inventory to more sustainable levels during the first nine months of the current fiscal year.  The higher sales prices also impacted working capital as accounts receivable increased.

Net cash used in investing activities

Purchases of property, plant and equipment increased $11.3 million during the nine months ended March 31, 2011 versus the comparable prior year period.  Spending on the Foley Energy Project accounted for $11.5 million of our capital spending for the nine months ended March 31, 2011 versus $8.0 million in the comparable prior year period.  A portion of the spending for this project was funded by a $7.4 million State of Florida grant received in September 2009 and reported under “other investing activities.”  Through March 31, 2011, we have spent $41.2 million of this three-year project which we now expect to cost approximately $49 million.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  In January 2011, we successfully started-up Phase I of this project.  On October 26, 2010, our Board of Directors approved the purchase of 8,100 acres bordering our Foley facility for $6.0 million.  Including this purchase, we expect our capital spending will be approximately $60 million in fiscal year 2011.

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

During the nine months ended March 31, 2011, we paid cash dividends ($0.13 per share) in the aggregate amount of $5.2 million.

On July 31, 2009, we redeemed the remaining $110 million of our then-outstanding senior notes due 2010 using borrowings under the former credit facility.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of March 31, 2011.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2011(1)	2012 and 2013	2014 and 2015	Thereafter

Long-term obligations (2)	$152.5	$0.9	$7.0	$7.0	$137.6
Operating lease obligations	2.4	0.7	1.5	0.2	-
Timber commitments	219.9	6.4	50.7	50.0	112.8
Other purchase commitments (3)	35.4	18.0	15.8	1.6	-
Total contractual cash obligations	$410.2	$26.0	$75.0	$58.8	$250.4
(1)	Cash obligations for the remainder of 2011.

(2)	Amounts include related interest payments. Interest payments of $15.9 million for variable debt are based on the effective annual rate as of March 31, 2011 of 2.6%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Cellulosic Biofuel Credits

Cellulosic biofuel credits (“CBC”) are recognized based on our expected ability to utilize the CBC prior to expiration.  Estimating the amount of the benefit recognized requires us to make assumptions and estimates about future profitability affecting the realization of these tax benefits.  The key assumptions in estimating future profitability relate to future selling prices and volumes, operating reliability, raw material, energy, chemical and freight costs, and various other projected operating factors as reflected in our internal planning models including interest cost and the impact of currency exchange rates.  These models take into account recent sales and cost data as well as macroeconomic drivers including gross domestic product growth, customer demand and industry capacity. Other assumptions affecting estimates of future taxable income include: significant book-to-tax differences impacting future credit utilization, cost recovery of existing and future capital assets and the domestic manufacturing deduction.  Our current forecasts of these book-to-tax differences are based on expected capital acquisitions and operating results.  Significant changes to any of these key assumptions could have a material impact on the estimate of CBC utilization.  As key factors in these models change in future periods, we will update our projections and revise the estimate of the CBC benefit expected to be utilized.  Such changes to the estimate may be significant.

For the nine months ended March 31, 2011, we recognized $31.2 million of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC.  As of March 31, 2011, we have estimated that we will not be able to utilize approximately $23.6 million of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount.  We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2011 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended March 31, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2011

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: May 9, 2011

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer