Form 10-K/A
period 2010-06-30
BUCKEYE TECHNOLOGIES INC
filed 2011-05-24
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

Buckeye Technologies Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on September 2, 2010 (the “Original Form 10-K”).  This amendment is being filed solely to re-file the Company’s Amended and Restated Credit Agreement, dated July 25, 2007, among the Company, Bank of America NA, Banc of America Securities LLC, Citizens Bank of Pennsylvania, Cobank, ACB, Regions Bank and the other lenders party thereto (the “2007 Credit Agreement”), initially filed as Exhibit 10.9 to the Original Form 10-K, which was incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2007, and filed with all exhibits and schedules thereto as Exhibit 10.9 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Commission on January 21, 2011, in order to include information in Schedule 1.01(a) of the 2007 Credit Agreement for which the Company no longer seeks confidential treatment pursuant to an application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	May 23, 2011

EXHIBIT INDEX

Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 16, 2009
4.1	First Amendment to the Rights Agreement	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1997, filed on September 26, 1997
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2009
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
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