Form 10-K
period 2011-06-30
BUCKEYE TECHNOLOGIES INC
filed 2011-08-29
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2011
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *	Smaller Reporting Company *

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was last sold on the New York Stock Exchange, was approximately $795 million.

As of August 26, 2011, there were outstanding 39,210,860 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2011 Annual Proxy Statement to be filed with the Commission in connection with the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Due to a decline in demand for cotton content paper, in August 2003 we closed the specialty cotton papers portion of our Lumberton, North Carolina facility.  Due to excess airlaid production capacity around the globe, we closed our single-line airlaid nonwovens facility in Cork, Ireland in July 2004.  In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany.  In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility, which was completed during fiscal year 2006.  On June 17, 2011, we announced plans to close our Delta, British Columbia, Canada airlaid nonwovens facility, which we expect will be completed by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization.

We are incorporated in Delaware and our executive offices are located at 1001 Tillman Street, Memphis, Tennessee.  Our telephone number is (901) 320-8100.

3

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

Product Groups	% of Fiscal 2011 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord Rayon staple fiber Cellulose ethers Wood acetate Cotton acetate	37%

Purity and strength

Strength and heat stability

Uniform viscosity and dyeability

High viscosity, low viscosity, purity
and safety

Viscosity uniformity and purity

Transparency/clarity, strength and
purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Textiles

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Cigarette filters

Liquid crystal display film for computers and television screens and plastic applications

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	14%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	20%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	29%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

See Note 20, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products.  These materials represent the largest components of our variable costs of production.  The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost.  In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at market prices that are fixed annually or current market prices as stated in the agreements.  Additional information is included in Note 23, Commitments, to the Consolidated Financial Statements.

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

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  We continue to have raw material pricing and availability issues for our cotton linter fibers in both North America and Brazil.  This raw material availability constraint will limit our growth and will continue to impact production costs.  North American cotton linter availability improved significantly after the first quarter of  2011 and we anticipate that it will remain constant at current levels through 2012.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas.  These manufacturing inputs are subject to significant changes in prices, which could adversely affect our operating results.

Sales and Customers

Our products are marketed and sold through a technically skilled sales force.  We maintain sales offices in the United States, Europe and China.  Our worldwide sales are diversified by geographic region as well as end-product application.  Our sales are distributed to customers in over 60 countries around the world.  Our fiscal 2011 sales reflect this geographic diversity, with 40% of sales in North America, 32% of sales in Europe, 19% of sales in Asia, 3% of sales in South America and 6% in other regions.  Approximately 88% of our worldwide sales for fiscal 2011 were denominated in U.S. dollars.  Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 20, Segment Information, to the Consolidated Financial Statements.

Sales by geographical destination for the three years ended June 30, 2011 were as follows:

(in millions)
Sales by Destination
	2011		2010		2009
United States	$294	32%	$229	30%	$245	32%
Germany	103	11	70	9	67	9
Japan	59	7	32	4	34	5
Italy	49	5	53	7	48	6
China	33	4	44	6	14	2
Canada	33	4	33	4	31	4
France	30	3	27	4	29	4
India	29	3	21	3	21	3
Mexico	28	3	34	5	46	6
Brazil	27	3	25	3	25	3
All other	220	25	188	25	195	26
Total	$905	100%	$756	100%	$755	100%

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

5

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

Research and development costs of $7.1 million, $6.8 million and $7.5 million were charged to expense as incurred for the years ended June 30, 2011, 2010 and 2009, respectively.

Competition

There are relatively few specialty fibers producers when compared with the much larger commodity paper pulp markets.  The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing.  The high-purity chemical cellulose and customized fiber markets are less subject to price variation than commodity paper pulp and low-end dissolving pulp for the rayon staple market.  Major competitors include Rayonier Inc., Borregaard, Sateri International Group (”Sateri”), Sappi Saiccor, Tembec Inc., Cosmos Specialty Fibers and Archer Daniels Midland Company.

We believe that the number of producers of high purity chemical cellulose and customized fiber pulp is unlikely to grow significantly due to the substantial investment and technical know-how required to enter this market.  We believe that the total market size for high purity chemical cellulose and customized fiber pulp is approximately 1.4 million tons per year and is growing at a rate of  3-4% per year.  Rayonier has recently announced that they will be converting their fluff pulp line to produce 190K tons per year of dissolving pulp in 2013. Buckeye is evaluating a project to partially convert our fluff pulp line to produce at least 30K tons per year of high-end product by the end of 2012.  At the same time, Neucel and Domsjö Fabriker, two mills that formerly supplied both the low and mid-range of the dissolving pulp market, have been acquired by viscose staple fiber producers, reducing supply to the high purity cellulose market.

Numerous announcements of companies planning to convert commodity paper grade mills to produce low-end dissolving pulps for viscose staple fiber have been announced.  We believe that it is unlikely that all of these conversions will occur due to high costs and technical difficulties associated with converting, and the vast majority of these conversions will not be capable of supplying product into the high purity cellulose and customized fiber segment of the market.  Demand from China, India and other fast-growing Asian markets for chemical cellulose to support the growing viscose rayon staple fiber market has been strong, but has slowed over the past several months.  We do expect the long-term demand to continue consistent with the fast-growing  middle class in these emerging economies.  Thus, this additional low-end dissolving pulp capacity is expected to be absorbed by this growth, but this is dependent on the eventual amount of new capacity added versus actual viscose staple fiber growth.

Although global demand for fluff pulp is growing by 3% to 5% annually, we expect fluff pulp prices over the longer term to vary to a degree with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  In the past, fluff pulp prices have been higher than commodity pulp prices by $40 to $60 per air dry metric tonne on average, but short term variances can be more significant.  We use 35,000 to 40,000 metric tons of fluff pulp annually from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business.  We believe that we currently produce approximately 5% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowater Inc., International Paper Company, GP Cellulose, LLC, Rayonier, Weyerhaeuser Corp. and Domtar Corp.  We believe global fluff pulp capacity will reach approximately 5.5 million tons annually within the next year with International Paper’s 270,000 ton conversion in Franklin, Virginia and the completion of Domtar’s Plymouth conversion (250,000 tons) and GP’s conversion at the recently acquired Alabama River Mill (500,000 tons).

Worldwide demand for airlaid nonwovens products is estimated to increase by 3-5% per year, driven by growth in demand for airlaid material to be used in wipes and in feminine hygiene products.   Buckeye is a leading supplier of airlaid nonwoven materials worldwide.  The markets in which we compete also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Ahlstrom Oyi, Fiberweb Plc, P.H. Glatfelter Company, Duni AB, GP Cellulose, LLC, Kimberly-Clark Corporation and Polymer Group, Inc.

The market for airlaid nonwovens products is a regional market due to the bulky nature of the product and resulting high transportation costs.  The large markets are North America, Europe, the Middle East, and Asia, which are mostly supplied by producers in those regions.  While the North American industry is operating in an environment of excess supply, the European market has been more balanced.  In 2009, Glatfelter started up a new line at their Falkenhagen, Germany facility with an annual capacity in the range of 15,000 to 20,000 metric tons and Fiberweb permanently shut down an airlaid line in Italy.  Additionally, Lycell started up a new airlaid line in Finland in early 2010 reportedly with an annual capacity of approximately 8,000 metric tons.  In the Asian market, there are many small airlaid suppliers, particularly in China.  Buckeye currently exports some material from our Delta, B.C., Canada airlaid plant to the Asian market, but the vast majority of airlaid material usage in Asia is supplied by producers located in that region.

Intellectual Property

At June 30, 2011 and 2010, we had intellectual property assets recorded totaling $11.8 million and $13.2 million, respectively.  These assets include patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Seasonality

Our overall business generally is not seasonal to a substantial extent, although we ship slightly lower specialty fiber volume in the July to September quarter and slightly lower nonwovens volume is shipped in the October to December quarter.

Employees

As of August 15, 2011, we employed approximately 1,400 employees, of whom approximately 73% are employed at our facilities in the United States.  Approximately 54% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement is in effect through June 30, 2012.  A national union provides employee representation for non-management workers at our specialty fibers plant in Americana, Brazil.  A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston, King and Lumberton, North Carolina are not unionized.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2012.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, , we  filed  petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River andthe FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2013.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] applicable to the bark boilers at the Foley Plant were vacated following a public legal challenge.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period,  EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act .  These regulations may impact both bark boilers at the Foley Plant.  However, until the reconsideration process is completed, it will be difficult to predict the potential capital expenditures associated with these pending regulations.

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

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  We have raw material pricing and availability issues at our Memphis and Americana specialty fiber plants.  We have the option to import cotton linters for our Memphis specialty cotton fiber production in order to minimize the impact of unexpected fluctuations in North American cotton fiber availability.  We have limited production at our Americana, Brazil and Memphis specialty fibers facilities because of raw material constraints.  This raw material availability constraint will limit growth and continue to impact our production costs.  Energy and chemical costs which had increased substantially in recent years, resulting in increased production costs for our products, have recently moderated.  Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

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

As of June 30, 2011, our total debt was approximately $96.9 million and our total debt, as a percentage of total capitalization, was 14.3%.  Our level of debt could have a significant adverse future effect on our business if it were to increase significantly from current levels.  For example:

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

-           our senior secured credit facility covenants require us to meet certain financial objectives and impose other restrictions on business operations.  These covenants limit our ability to borrow additional funds or dispose of assets and limit our flexibility in planning for and reacting to changes in our business;

-           we may be more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

-           our borrowings under our senior secured credit facility are at floating rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

Our ability to refinance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

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

From time to time, credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities, which could materially and adversely affect our business.  As of August 15, 2011, we employed approximately 1,400 employees, of whom approximately 73% are employed at our facilities in the United States.  Approximately 54% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement is in effect through June 30, 2012.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2012.

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

We have manufacturing facilities in four countries and sell products in over 60 countries.  For the fiscal year ended June 30, 2011, sales of our products outside the United States represented approximately 68% of our sales.  The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales.  In addition, although approximately 88% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2011, the Memphis Plant operated at about 60% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  We also own approximately 21,000 acres of real property near the plant site of which approximately 4,900 is subject to a conservation easement.  As of June 30, 2011, the Foley Plant operated at approximately 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2011, the Lumberton Plant operated at approximately 100% of its capacity.

Americana Plant.  The Americana Plant is located in the city of Americana in the state of Sao Paulo, Brazil on 27 acres and is part of a multi-business industrial site with a capacity of approximately 40,000 annual metric tons of cotton cellulose.  As of June 30, 2011, the Americana Plant operated at about 25% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix.  Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2011, was approximately 75% of their capacity.

Delta Plant.  The Delta Plant is located in Delta, British Columbia on a 12-acre industrial park site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens (26,000 based on current production mix) from two production lines.  During the second quarter of 2011, we completed the consolidation of all production at this facility on the newer of the two machines at the site, which has an annual production capacity of approximately 18,000 tons per year.  See Note 4 for further discussion.

Steinfurt Plant.  The Steinfurt Plant is located in Steinfurt, Germany on an 18-acre site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines.

Gaston Plant.  The Gaston Plant is located in Gaston County near Mt. Holly, North Carolina on an 80-acre site and has a total capacity of approximately 60,000 annual metric tons of airlaid nonwovens (40,000 annual metric tons based on current production mix) from two production lines.

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

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on August 26, 2011 are:

Name	Age	Position	Elected to Present Position
John B. Crowe	64	Chairman of the Board, Chief Executive Officer and Director	July 2006
Kristopher J. Matula	48	President, Chief Operating Officer and Director	July 2006
Charles S. Aiken	61	Sr. Vice President, Energy and Sustainability	October 2003
Sheila Jordan Cunningham	59	Sr. Vice President, General Counsel and Secretary	April 2000
Steven G. Dean	55	Sr. Vice President and Chief Financial Officer	July 2007
Douglas L. Dowdell	53	Sr. Vice President, Specialty Fibers	February 2006
Paul N. Horne	56	Sr. Vice President, Product and Market Development	February 2006
Marko M. Rajamaa	49	Sr. Vice President, Nonwovens	October 2006

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 13,000 shareholders on August 20, 2011, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2011		2010
	High	Low	High	Low
First quarter (ended September 30)	$14.99	$9.32	$11.32	$4.56
Second quarter (ended December 31)	23.25	14.20	12.09	8.12
Third quarter (ended March 31)	28.50	19.94	13.08	10.18
Fourth quarter (ended June 30)	28.62	22.45	15.17	9.95

We made $7.3 million in dividend payments, $0.18 per share, during the year ended June 30, 2011.  We did not make any dividend payments during the year ended June 30, 2010.  On August 2, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share of common stock.  The dividend is payable on September 15, 2011 to stockholders of record as of the close of business on August 15, 2011.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.  The amount we distribute as dividends will depend on our financial results at the time of distribution.

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  During fiscal year 2011 and 2009, we repurchased 0.4 million and 0.1 million shares of our common stock, respectively, at a total cost of $9.8 million and $0.5 million, respectively.  We did not repurchase any shares during 2010.  At June 30, 2011, we have remaining approximately 5.2 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the period ending June 30, 2011.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				5,635,900
April 1 – April 30, 2011	-	$-	-	5,635,900
May 1 – May 31, 2011	282,722	24.59	282,722	5,353,178
June 1 – June 30, 2011	117,278	24.27	117,278	5,235,900
Total	400,000	$24.50	400,000	5,235,900

See the table labeled ‘Equity Compensation Plan Information” to be contained in the 2011 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part II, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the New York Stock Exchange (“NYSE”) Paper & Allied Products peer group excluding Kimberly-Clark Corporation (“KMB”) for the five fiscal years ended June 30, 2011.  The graph and table assume that $100 was invested on June 30, 2006 in each of our common stock, the Russell 2000 Index, and the NYSE Paper & Allied Products peer group excluding KMB and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., the Russell 2000 Index and NYSE Paper & Allied Products - SIC Codes 2600-2699

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/06
6/07
6/08
6/09
6/10
6/11
Buckeye Technologies Inc.
Russell 2000
NYSE Paper & Allied Products - SIC Codes 2600-2699 - excluding KMB

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	2006	2007	2008	2009	2010	2011

Buckeye Technologies Inc.	100.00	202.49	110.73	58.77	130.24	356.44
Russell 2000	100.00	116.43	97.58	73.17	88.89	122.15
NYSE Paper & Allied Products – SIC Codes 2600-2699 (U.S. & Foreign Cos.) excluding KMB	100.00	126.77	81.35	65.22	90.87	123.34

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2011(a)	2010(b)	2009(c)	2008 (d)	2007 (e)
Operating Data:

Net sales	$905,273	$756,426	$754,529	$825,517	$769,321

Operating income (loss)	130,073	146,466	(22,639)	100,333	81,211

Net income (loss)	124,268	114,574	(65,388)	47,102	30,118

Basic earnings (loss) per share	$3.09	$2.95	$(1.69)	$1.21	$0.80
Diluted earnings (loss) per share	$3.05	$2.90	$(1.69)	$1.20	$0.79

Balance sheet data:
Total assets	$869,851	$852,454	$792,384	$1,009,225	$951,822
Total long-term debt and capital leases (including current portion)	$96,921	$237,332	$327,465	$394,268	$445,893

Ratio of earnings to fixed charges (f)	12.0x	7.3x	$(52,264)	2.9x	$2.1x

(a)
Includes a pretax charge of $1,082 ($978 after tax) for restructuring costs.  Includes a pretax charge of $13,007 ($13,007 after tax) for asset impairment charges.  Includes a pretax charge of $3,649 ($2,372 after tax) for early extinguishment of debt.  Includes an after tax benefit of $51,458 related to Cellulosic Biofuel Credits (“CBC”).  Includes a pretax charge of $2,452 ($1,565 after tax) for interest payable to the IRS for the use of funds from AFMC refunds expected to be exchanges for CBC.

(b)
Includes a pretax charge of $3,353 ($2,095 after tax) for restructuring costs.  Includes a pretax benefit of $77,677 ($76,791 after tax) for alternative fuel mixture credits.  Includes a pretax charge of $2,606 ($1,629 after tax) for early extinguishment of debt.  Includes an after tax benefit of $5,415 for investment tax credits on prior period energy project expenditures.

(c)
Includes a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment.  Includes a pretax benefit of $54,232 ($39,644 after tax) for alternative fuel mixture credits.  Includes a pretax benefit of $401 ($261 after tax) for early extinguishment of debt.

(d)	Includes a pretax charge of $623 ($392 after tax) for early extinguishment of debt.

(e)
Includes a pretax benefit of $2,000 ($1,274 after tax) from a water conservation partnership payment.  Includes $1,867 ($1,171 after tax) from reversal of accrued interest related to cancellation of a contingent note.  Includes a pretax charge of $1,249 ($812 after tax) for restructuring costs and $832 ($521 after tax) for early extinguishment of debt.

(f)	Earnings were inadequate to cover fixed charges during fiscal year 2009. Amount reflects the deficit of earnings to fixed charges. See Exhibit 12.1 for computation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K.  Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies and Estimates.  Unless otherwise indicated, references to a year (e.g., “2011”) refers to our fiscal year ended June 30 of that year.

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

Net sales for 2011 were a record $905 million, up $149 million or 20% from $756 million in 2010, primarily driven by higher selling prices.  Specialty Fibers segment sales were up 25% and sales in the Nonwoven Materials segment were up 7%.  Higher selling prices had a positive $131 million impact on sales compared to 2010, while favorable mix explained the rest of the increase in sales.  Market shipment volume was off 1% for our specialty fibers segment but was up 2% for our nonwovens segment.  Significantly higher selling prices for our high-end specialty wood and cotton fibers (high purity cellulose) were driven by strong demand from emerging markets and tight supply conditions in this segment of the market, accounting for $84 million of the year over year increase in sales.  Fluff pulp prices were up 27% year over year, also driven by rapidly growing demand for disposable diapers and other absorbent products in the emerging markets, and this accounted for an additional $36 million of the annual sales growth.  Nonwovens selling prices were up about 5% ($12 million) year over year, as higher input costs were partially passed through to our customers.

Operating income for 2011 was $130 million compared to $146 million in 2010.  In 2010 we recognized $78 million in income from the alternative fuel mixture credit which did not repeat in 2011, and 2011 operating income was reduced by a $13 million non-cash fixed asset impairment charge related to the announced planned closure of our Delta, B.C., Canada airlaid facility in December 2012.  Total gross margin increased by $76 million, due to significantly higher selling prices across all parts of our specialty fibers segment partly offset by a significant increase in cotton linter costs along with more modest increases in the costs of wood, chemicals and transportation.  Gross margin as a percentage of sales improved from 16.0% to 21.8%.  Selling, research and administrative expenses of $52 million were up $4 million over the prior year primarily due to higher employee bonus and stock compensation accruals.

Net income for 2011 was a record $124 million, or $3.05 per diluted share, up $10 million or $0.15 per diluted share compared to 2010.  Net income for 2011 includes a benefit of $49,893 related to Cellulosic Biofuel Credits offset by related interest payable to the IRS for the use fo funds from AFMC refunds expected to be exchanged for CBC.  Lower net income from the AFMC and CBC accounted for a $0.72 reduction in earnings per share between 2010 and 2011, and the fixed asset impairment charge accounted for an additional reduction of $0.32.   Net income and earnings per share improved compared to the prior year in spite of these two items due to higher selling prices in the specialty fibers segment and reduced interest expense due to the $141 million debt reduction achieved over the course of the year.

Net cash provided by operating activities in 2011 totaled $212 million, including approximately $95 million from the AFMC and CBC, enabling us to fund $57 million in capital expenditures, reduce total debt by $141 million,  pay out dividends of $7 million to our shareholders, and spend $10 million on share repurchases.  This was an improvement of $87 million over net cash provided by operating activities in 2010, which included approximately $25 million in cash provided by the AFMC.  While these energy tax credits contributed $70 million toward the growth in cash flow year over year, the rest of the growth was due to net income offset by about a $20 million unfavorable swing in working capital as we rebuilt finished goods inventory at Foley after the power outage in June 2010 and also rebuilt our raw materials inventory of cotton linters relative to the same date a year ago.

Our capital spending for the year just completed was $57 million.  This included $12 million in spending on the Florida Energy Project, which is on schedule to be completed in the October-December quarter of 2011with full startup in the first quarter of calendar year 2012, as well as $6 million for the purchase of land contiguous to the Foley site.

Over the past three fiscal years, the AFMC, which expired on December 31, 2009, have generated significant net income and cash flow for Buckeye, and have allowed us to reach our debt reduction goals much more quickly than would have otherwise been the case.  During 2010 and 2009, the AFMC generated $132 million in operating income and added $116 million in net income or $2.97 per share.  On a cumulative basis through 2011, the AFMC has generated total cash flow of $119 million for Buckeye since we began earning these credits in February 2009.

In July 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for CBC tax credits of $1.01 per gallon.  We filed amended tax returns in August 2010 to claim CBCs on black liquor burned during the January 1, 2009 to February 11, 2009 period before we started mixing with diesel fuel and qualifying for the AFMC.  In addition, Buckeye is allowed to trade the 50 cent per gallon AFMCs we received in calendar year 2009 for $1.01 per gallon in CBCs less applicable taxes less interest.  The net after-tax benefit recorded in our 2011 financial statements related to CBC is $50 million. We plan to update our projections annually and could recognize more or less of the total potential benefit from this credit in future years.

On August 3, 2010, the Board of Directors announced Buckeye’s first ever quarterly dividend of $0.04 per share, which was subsequently increased to $0.05 per share for the dividend payable on March 15, 2011, and then increased again to $0.06 per share for the dividend payable on September 15, 2011.  With approximately 40 million shares outstanding, this currently represents a $l0 million annual distribution of cash to shareholders.  This in essence is cash flow that was formerly used to reduce our debt and pay our interest expense and now will be used to return cash to shareholders.  Our objectives for returning cash to shareholders in the form of dividends are to increase shareholder returns and to broaden our shareholder base.  We expect that Buckeye will continue to generate cash flow from operations sufficient to pay this dividend and grow it over time while also continuing to invest in high-return projects and growth opportunities, and to repurchase shares on an opportunistic basis under our remaining 5.2 million share authorization as of June 30, 2011.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2011.

(millions)	Year Ended June 30			$ Change		Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
Net sales	$905.3	$756.4	$754.5	$148.9	$1.9	19.7%	0.3%
Cost of goods sold	707.5	635.0	645.2	72.5	(10.2)	11.4	(1.6)
Gross margin	197.8	121.4	109.3	76.4	12.1	62.9	11.1
Selling, research and administrative expenses	51.7	48.1	46.3	3.6	1.8	7.5	3.9
Amortization of intangibles and other	2.0	1.9	1.9	0.1	-	5.3	-
Impairment and restructuring costs	14.1	3.4	138.0	10.7	(134.6)	314.7	(97.5)
Alternative fuel mixture credits	-	(77.7)	(54.2)	77.7	(23.5)	100.0	43.4
Other operating income	(0.1)	(0.8)	-	0.7	(0.8)	87.5	(100.0)
Operating income (loss)	$130.1	$146.5	$(22.6)	$(16.4)	$169.1	(11.2)%	748.2%

Net sales in 2011 versus 2010 increased by $148.9 million or 19.7%, primarily due to higher selling prices in both segments, accounting for an increase of $131.3 million.  Both segments also experienced favorable product mix, which contributed an additional $23.8 million to the higher sales number, partially offset by lower volume and unfavorable exchange rates in Europe.

Our 2011 gross margin was $76.4 million better than 2010 and improved as a percentage of net sales from 16.0 % in 2010 to 21.8% in 2011.  This improvement was due to the higher selling prices.  Raw material costs were up significantly for our cotton specialty fibers and nonwovens products compared to 2010, but wood costs were only modestly higher.  Chemical, freight and direct costs were up, while natural gas costs were slightly lower.  The final insurance settlement related to the June 2010 power outage at our Foley Plant added $3.2 million to our gross margin, representing a partial recovery of the $6.1 million in lost margin from business interruption and property damage.

Net sales increased slightly for 2010 versus 2009.  Higher volume in both wood specialty products and nonwoven materials was mostly offset by lower pricing and unfavorable product mix in both segments.  We also experienced lower volume in cotton specialty products as we reduced our production to match raw material availability.

Gross margin in 2010 versus 2009 improved by $12.1 million on the increased sales volume and increased as a percent of net sales from 14.5% to 16.0%.  Our costs were down significantly year over year, but reductions in cost were mostly offset by lower selling prices and unfavorable sales mix.  We experienced lower raw material prices ($20 million), primarily for cotton linter fibers and fluff pulp, although prices for both started increasing in the second half of 2010.  In addition, chemical prices were lower by $17 million and energy prices were lower by $10 million.  Direct cost spending was up about $11 million year over year in spite of significant reductions at our Memphis specialty cotton fibers plant mainly due to higher shipment volumes, increased maintenance spending and higher bonus accruals.  Only $2.5 million of this increase in direct cost spending was due to the June power outage.

Selling, research and administrative expenses increased $3.6 million in 2011 as a result of higher bonus and stock compensation expense, due to improved profit, cash flow, safety and quality and a higher stock price.  Selling, research and administrative expenses increased $1.8 million in 2010 due mainly to higher bonus and stock compensation expense which offset the impact of lower employment.  As a percentage of net sales these costs decreased to 5.7% in 2011 versus 6.4% in 2010 and 6.1% in 2009.

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

On June 17, 2011, we announced our decision to close our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.   We evaluated the recoverability of the long-lived assets at the Delta facility and determined that these long-lived assets were impaired and wrote them down to their estimated fair value resulting in an impairment charge of $13.0 million.

We recorded $77.7 million and $54.2 million in AFMCs, which were net of expenses, in our consolidated statements of operations for the years 2010 and 2009, respectively.  During 2010 and 2009 we received $8.4 million and $38.4 million, respectively, in cash refunds through the filing of periodic excise tax refund claims.  We claimed $13.8 million as income tax credits on our 2009 tax return and $75.2 million as income tax credits on our 2010 tax return which reduced our cash taxes in 2010 by an additional $17.0 million.  We have treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs are subject to audit by the IRS.  The credit expired on December 31, 2009.

Segment results

Although nonwoven materials processes, customers, distribution methods and regulatory environment are very similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, the impact of goodwill impairment loss, long-lived asset impairments, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.

The following table compares net sales and operating income by segment for the three years ended June 30, 2011.  Each segment is discussed in further detail in the paragraphs below.

(millions)	Year Ended June 30			$ Change		Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
Net sales
Specialty Fibers	$673.3	$537.5	$551.6	$135.8	$(14.1)	25.3%	(2.6)%
Nonwoven Material	264.9	246.8	239.7	18.1	7.1	7.3	3.0
Corporate	(32.9)	(27.9)	(36.8)	(5.0)	8.9	(17.9)	24.2
Total net sales	905.3	756.4	754.5	148.9	1.9	19.7	0.3

Operating income
Specialty Fibers	143.1	65.2	53.7	77.9	11.5	119.5	21.4
Nonwoven Material	13.8	16.8	12.3	(3.0)	4.5	(17.9)	36.6
Corporate	(26.8)	64.5	(88.6)	(91.3)	153.1	(141.6)	172.8
Total operating income	$130.1	$146.5	$(22.6)	$(16.4)	$169.1	(11.2)%	748.2%

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2011.

(millions)	Year Ended June 30			$ Change		Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
Net sales	$673.3	$537.5	$551.6	$135.8	$(14.1)	25.3%	(2.6)%
Operating income	143.1	65.2	53.7	77.9	11.5	119.5	21.4
Operating margin percentage	21.3%	12.1%	9.7%

Net sales were up substantially in 2011 versus 2010, primarily due to higher selling prices.  Average selling prices for high-end specialty wood fibers grades were up 18%, reflecting strong market conditions and improved mix.  Fluff pulp prices were up 27% in 2011 versus 2010 driven by a rapidly growing demand for absorbent products in emerging markets.  Prices for specialty cotton grades were up 35% as higher costs for cotton linters were passed through based on provisions included in our long-term sales agreements.  Adding to the sales improvement were favorable product mix and higher shipment volume from our Memphis plant.  As of June 30, 2011, more than 90% of our Memphis plant’s specialty cotton fibers business is committed to contracts that allow us to commit to longer procurement agreements for cotton linters.  This is providing improved control of cost and flow of products to our customers.

Operating income increased by $77.9 million in 2011 versus 2010 and improved as a percentage of net sales from 12.1% in 2010 to 21.3% in 2011.  This improvement was driven by the higher pricing and improved product sales mix.  The successful January 2011 start-up of Phase I of our energy project’s turbine generator at our specialty wood fibers mill contributed to our improved gross margin.  Improved capacity utilization at our Memphis specialty cotton fibers plant also contributed to the higher gross margin as we experienced some improvement in the availability of cotton linters.  Partially offsetting these items were higher raw material prices ($35 million) mainly due to the higher cost for cotton linters.  Direct costs increased due mainly to higher spending on maintenance and higher bonus accruals.  In addition we experienced higher chemical and transportation costs.

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

We also saw a reduction in finished goods inventory in the specialty fibers segment, partly due to 5,000 tons of lost production in June 2010 at the Foley Plant due to the power outage.  Inventories were below sustainable levels both at the Foley Plant and at the Memphis Plant at the end of 2010, and were rebuilt during the first six months of 2011.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2011.

(millions)	Year Ended June 30			$ Change		Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
Net sales	$264.9	$246.8	$239.7	$18.1	$7.1	7.3%	3.0%
Operating income	13.8	16.8	12.3	(3.0)	4.5	(17.9)	36.6
Operating margin percentage	5.2%	6.8%	5.1%

Nonwoven materials sales increased in 2011 versus 2010 by $18.1 million or 7.3%, primarily due to higher selling prices and higher shipment volume.  Selling prices were up approximately 5% and shipment volume was up approximately 2%.

Operating income decreased in 2011 versus 2010 as higher raw material costs, mainly due to the rapid rise in fluff pulp costs in 2011,  more than offset higher selling prices.

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

The following tables compare corporate net sales and operating income (loss) for the three years ended June 30, 2011.

(millions)	Year Ended June 30			$ Change		Percent Change
	2011	2010	2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
Net sales	$(32.9)	$(27.9)	$(36.8)	$(5.0)	$8.9	(17.9)%	24.2%
Operating income (loss)	(26.8)	64.5	(88.6)	(91.3)	153.1	(141.6)	172.8

The operating income (loss) for the three years ended June 30 consists of:

(millions)	2011	2010	2009
Unallocated at-risk compensation	$(5.7)	$(5.0)	$(1.7)
Unallocated stock-based compensation	(4.6)	(2.7)	(1.9)
Intellectual property amortization	(2.0)	(1.9)	(1.9)
Restructuring expenses	(1.1)	(3.4)	-
Asset impairment loss	(13.0)	-	-
Goodwill impairment loss	-	-	(138.0)
Gross margin on intercompany sales	(0.4)	(0.2)	0.7
Alternative fuel mixture credits	-	77.7	54.2
	$(26.8)	$64.5	$(88.6)

Restructuring and impairment activities

Asset Impairment

On June 17, 2011, we announced our decision to close our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar, and low capacity utilization.   We plan to consolidate a portion of the Delta facility’s production at our two other airlaid nonwovens facilities.  We believe that this closure and consolidation of business will improve capacity utilization, profitability and return on invested capital for our Nonwovens business.  We expect to eventually sell the land, building and equipment.

As a result of this decision, we evaluated the recoverability of the long-lived assets at the Delta facility.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38.4 million, were impaired and wrote them down to their estimated fair value of $25.4 million, resulting in an impairment charge of $13.0 million.

Restructuring costs

In 2011, we announced the consolidation of production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  The cost of this consolidation was approximately $0.8 million, $0.1 million of which remains to be paid.

During 2010, we implemented a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.  The total cost of this program was $3.6 million, $0.2 million of which remains to be paid.  As a result of this restructuring, 32 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Florida facility.

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $8.8 million for 2011 versus 2010.  Interest expense decreased due to debt reduction of $140.6 million and lower annual interest rates of approximately 243 basis points.  The decrease was slightly offset by $2.5 million of accrued interest payable to the IRS for the use of funds from AFMC refunds expected to be exchanged for CBC.

Interest expense and amortization of debt costs decreased $11.7 million for 2010 versus 2009.  Interest expense decreased due to debt reduction of $90.0 million and a reduction of approximately 134 basis points in our average interest rate.

Gain (loss) on early extinguishment of debt costs

2011 – During 2011, we used borrowings under our credit facility to redeem the remaining $140 million of our 2013 notes.  As a result of this extinguishment, we recorded a $3.6 million loss which included a $2.0 million premium paid to the note holders and $1.7 million of unamortized deferred financing costs.

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

See Note 10, Long-Term Debt, in the Consolidated Financial Statements for further discussion.

Foreign exchange and other

Foreign exchange and other in 2011, 2010 and 2009 were $(1.7) million, $(0.5) million and $(0.4) million, respectively.  The loss in 2011 was primarily due to foreign currency losses as a result of the strengthening of the euro, Canadian dollar and Brazilian real versus the U.S. dollar.  The loss in 2010 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.  The loss in 2009 was primarily due to a settlement fee in certain litigation and a charge related to the termination of hedge accounting treatment on an interest rate swap.

Income tax expense

Our effective tax rate for 2011 was approximately (7.1)% versus 8.9% in 2010 and (26.5)% in 2009.

During 2011, we recorded tax benefits of $20.3 million for CBCs claimed on black liquor without diesel for the period January1, 2009 through February 11, 2009, and $31.1 million for exchange of CBCs from AFMCs.  See Note 6 for further discussion.

During 2010 and 2009, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 and 2009 tax years.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010 and 2009, we recorded tax benefits of $26.3 million and $4.8 million, respectively, due to the nontaxable nature of the AFMCs claimed on the federal income tax return.

During 2011, 2010 and 2009 we recorded domestic manufacturing deductions of $4.5 million, $0.7 million and $1.1 million, respectively.  The large increase in this deduction in 2011 was due to an increase in the applicable percentage from 6% to 9% and the increase in taxable income.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During 2010, we recorded a tax benefit of $8.4 million relating to this tax credit, of which $5.4 million relates to expenditures prior to June 30, 2009 and $3.0 million relates to 2010 expenditures.  In 2011, we recorded an additional $3.9 million tax benefit relating to this tax credit.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.

On December 31, 2008 we recorded a $138.0 million goodwill impairment charge and we recognized a tax benefit of $10.4 million in connection with the goodwill impairment charge.

       We increased our valuation allowance from $16.1 million to $23.8 million during 2011 primarily due to operating losses in Brazil and Canada.

Financial Condition

Our financial condition continued to improve during 2011 with another $140.6 million in debt reduction.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning cash to shareholders.

Liquidity and capitalization

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300.0 million and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The credit facility is secured by substantially all of our assets located in the United States.  The costs for the issuance of this credit facility were $2.6 million and are being amortized to interest expense using the effective interest method over the life of the facility.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At June 30, 2011, we were in compliance with the financial covenants under the credit facility.

At June 30, 2011, we had $30.5 million of cash and $196.6 million borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

 Our total debt decreased $140.6 million to $96.9 million at June 30, 2011 from $237.5 million at June 30, 2010.  From June 30, 2009 to June 30, 2010, total debt decreased by $90.0 million.  Our total debt as a percentage of our total capitalization was 14.3% at June 30, 2011, as compared to 35.2% at June 30, 2010 and 50.7% at June 30, 2009.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next twenty-four months.

Treasury stock

At June 30, 2011, a total of 5.8 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During 2011 and 2009 we repurchased 0.4 million and 0.1 million shares, respectively.  We did not repurchase any shares during 2010.

Cash Flow

Cash and cash equivalents totaled $30.5 million at June 30, 2011, compared to $22.1 million at June 30, 2010 and $22.1 million at June 30, 2009.  The following table provides a summary of cash flows for the three years ended June 30, 2011.

(millions)	2011	2010	2009
Operating activities:
Net income (loss)	$124.3	$114.6	$(65.4)
Noncash charges and credits, net	30.0	64.4	189.8
Changes in operating assets and liabilities, net	57.7	(53.5)	(3.1)
Net cash provided by operating activities	212.0	125.5	121.3

Investing activities:
Purchases of property, plant and equipment	(57.3)	(47.5)	(42.4)
Other investing activities	(0.5)	6.9	(0.3)
Net cash used in investing activities	(57.8)	(40.6)	(42.7)

Financing activities:
Net borrowings (payments) under lines of credit	(0.6)	80.5	(61.1)
Payments on long-term debt	(140.0)	(170.0)	(5.4)
Other financing activities, net	(16.3)	2.3	(0.5)
Net cash used in financing activities	(156.9)	(87.2)	(67.0)

Effect of foreign currency rate fluctuations on cash	11.1	2.3	0.1

Net increase in cash and cash equivalents	$8.4	$0.0	$11.7

Cash provided by operating activities

In 2011, cash provided by operating activities increased $86.5 million over 2010.  The majority of the increase was due to an increase of $64.1 million in tax refunds, most of which was attributed to the AFMCs.  Gross margin was significantly higher in 2011 versus 2010 but was partially offset by higher accounts receivable, due to higher sales prices, and an increase in working capital as we rebuilt inventory to more sustainable levels.

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

Net cash used in investing activities

Purchases of property, plant and equipment increased $10 million in 2011 which included the purchase of 8,100 acres bordering our Foley facility for $6.0 million and a $3.3 million increase in spending on the Foley Energy Project.  We expect efficiency improvement and energy saving projects, maintenance capital and environmental spending will result in total capital expenditures of approximately $62 to $65 million for 2012, of which $4 million will be for the Foley Energy Project.  During 2011, we spent $12.4 million on this project, which is on schedule to be complete with full startup in the first quarter of 2012.  A portion of the spending for this project was partly funded by the $7.4 million State of Florida grant received in September 2009.  Through 2011, we have spent $43.9 million ($42.2 million in capital and $1.7 million in expense) of this three-year, $49 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley Plant from about 85% to about 95%.

We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Foley Plant specialty fibers facility.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 23, Contingencies, to the Consolidated Financial Statements.

Net cash used in financing activities

During 2011, we used cash from operations, proceeds from stock option exercises and tax refunds attributable to AFMC, CBC and energy investment tax credits to reduce our debt by $140.6 million, fund $9.8 million in share repurchases and pay out $7.3 million in cash dividends to our shareholders.

During 2010, we used cash from operations and proceeds from stock options exercises to reduce our debt by $89.9 million.

During 2009, we used cash from operations to reduce our debt and capital leases by $67.0 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at June 30, 2011.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (5)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$106.0	$2.1	$4.2	$99.7	$-
Operating lease obligations (2)	1.6	1.3	0.3	-	-
Timber commitments (3)	211.7	24.1	51.8	47.1	88.7
Other purchase commitments(4)	31.4	20.5	7.5	3.4	-
Total contractual cash obligations	$350.7	$48.0	$63.8	$150.2	$88.7

(1) Amounts include related interest payments.  Interest payments for variable debt of $96.9 million are based on the effective rate as of June 30, 2011 of 2.19%.  See Note 10, Long-Term Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) See Note 11, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 23, Commitments, to the Consolidated Financial Statements for further information.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(5) Less than one year references 2012; 1-3 years references 2013 and 2014; 3-5 years references 2015 and 2016.

Note 1:
Additionally, the cash flow to fund postretirement benefit obligations for our U.S. plan has an expected net present value of $25.0 million.  The actuarially estimated annual benefit payments are as follows: 2012 - $1.7 million; 2013-2014 - $3.4 million; 2015 - 2016 - $3.5 million; and 2017 through 2021 - $9.5 million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 18, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Note 2:
We also have a tax liability of $57.9 million ($18.4 million current and $39.5 million noncurrent) related to the repayment of AFMC refunds to the IRS in exchange for CBC.  This liability is not included in the table above.

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

Bad debt expense for 2011, 2010 and 2009 was $0.1 million, $0.1 million and $0.5 million, respectively.

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

We increased tax expense by $6.0 million in 2011, by $1.7 million in 2010 and by $2.0 million in 2009 by changes to our valuation allowance.

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

For 2011, we recognized $31.1 million of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC.  As of June 30, 2011, we have estimated that we will not be able to utilize approximately $23.6 million of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount.  We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.

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

No circumstances existed in 2010 to indicate the carrying value of any of our assets may not be recoverable.  We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets.  We have previously adopted ASC 350 “Intangibles – Goodwill and Other “, and, as a consequence, discontinued the amortization of goodwill.  We will continue to amortize other intangible assets that meet certain criteria over their useful lives.

On June 17, 2011, we announced our decision to close our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar, and low capacity utilization.  We plan to consolidate production at our two other airlaid nonwovens facilities.  We believe that this closure and consolidation of business will improve capacity utilization, profitability and return on invested capital for our Nonwovens business.  We expect to eventually sell the land, building and equipment.

In June 2011, we evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”.  The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets.  As such, the  impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value.  We engaged an independent valuation firm to assist with this impairment testing and fair value determination.  The impairment was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38.4 million, were impaired and wrote them down to their estimated fair value of $25.4 million, resulting in an impairment charge of $13.0 million in the fourth quarter of 2011.

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

Interest Rates

The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at June 30, 2011 were both $96.9 million and at June 30, 2010 were $237.3 million and $241.0 respectively.

We had $96.9 million of variable rate long-term debt outstanding on June 30, 2011.  At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $1.0 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  We and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro, Canadian dollar and the Brazilian real.  We do not have any hedges in place to protect against fluctuations in any of these currencies, but we do sometimes hedge this exposure.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We estimate that the negative pre-tax impact of a 5% strengthening of the USD versus the Euro (USD/Euro rate) on our operating income is about $1.1 million annually.  We estimate the positive pre-tax impact of a 5% strengthening of the USD versus the Canadian dollar (USD/CAD exchange rate) at about  $1.1 million annually.  We estimate the positive pre-tax impact of a 5% strengthening of the USD versus the Brazilian real (USD/BRL exchange rate) at about  $0.7 million annually.  We are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $194.9 million and $181.8 million at June 30, 2011 and 2010, respectively.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $17.7 million at June 30, 2011.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro, Canadian dollar and the Brazilian real.

Commodities

We are dependent on commodities in our production process.  Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon.  Exposure to these commodities can have a significant impact on our operating performance.

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  As of June 30, 2011, we had options in place to purchase 675,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.  As of June 30, 2010, we had contracts in place to purchase 125,000 MMBTUs of natural gas at various fixed prices through December 2010.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2011.  Based on that evaluation, our principal executive and financial officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.  The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this Item regarding our Board of Directors is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” to be included in the 2011 Proxy Statement.  The information required by this Item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant” and incorporated herein by this reference.

Corporate Governance and Code of Business Conduct & Ethics

The information required by this Item regarding our Code of Business Conduct & Ethics and Audit Committee (including the Audit Committee’s “audit committee financial expert”) is incorporated by reference to the section of the 2011 Proxy Statement entitled “Governance of the Company.”

Compliance with Section 16(a) of the Exchange Act

The information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of our 2011 Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of the 2011 Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of the 2011 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions, and director independence is incorporated by reference to the sections of the 2011 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Governance of the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section of the 2011 Proxy Statement entitled “Fees Paid to Auditors.”

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

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	August 29, 2011

By:	/s/ Kristopher J. Matula
Kristopher J. Matula, Director, President and Chief Operating Officer
Date:	August 29, 2011

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	August 29, 2011

By:	/s/ R. Howard Cannon
R. Howard Cannon, Director
Date:	August 29, 2011

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	August 29, 2011

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	August 29, 2011

By:	/s/ Steven G. Dean
Steven G. Dean, Senior Vice President and Chief Financial Officer (principal financial officer)
Date:	August 29, 2011

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer (principal accounting officer)
Date:	August 29, 2011

EXHIBIT INDEX
Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 16, 2009
4.1	First Amendment to the Rights Agreement	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1997, filed on September 26, 1997
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2009
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
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
10.9
Second Amended and Restated Credit Agreement, dated October 22, 2010, among the Company, Bank of America NA, Banc of America Securities LLC, Citizens Bank of Pennsylvania, J.P. Morgan Securities LLC, Regions Capital Markets and the other lenders party thereto
Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on January 21, 2011
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

Management, with the participation of our principal executive and financial officers, evaluated our internal control over financial reporting as of June 30, 2011, the end of our fiscal year.  Management based its evaluation on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of Buckeye Technologies Inc. and our report dated August 29, 2011 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 29, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 29, 2011

Consolidated Statements of Operations
(In thousands, except per share data)
	Year Ended June 30
	2011	2010	2009
Net sales	$905,273	$756,426	$754,529
Cost of goods sold	707,503	635,023	645,194
Gross margin	197,770	121,403	109,335

Selling, research and administrative expenses	51,705	48,107	46,318
Amortization of intangibles and other	1,966	1,905	1,880
Asset impairment loss	13,007	-	-
Goodwill impairment loss	-	-	138,008
Restructuring costs	1,082	3,353	-
Alternative fuel mixture credits	-	(77,677)	(54,232)
Other operating income	(63)	(751)	-
Operating income (loss)	130,073	146,466	(22,639)
Other income (expense):
Interest income	181	123	240
Interest expense and amortization of debt costs	(8,853)	(17,624)	(29,294)
Gain (loss) on early extinguishment of debt	(3,649)	(2,606)	401
Foreign exchange and other	(1,717)	(548)	(418)

Income (loss) before income taxes	116,035	125,811	(51,710)

Income tax expense (benefit)	(8,233)	11,237	13,678
Net income (loss)	$124,268	$114,574	$(65,388)

Earnings (loss) per share
Basic	$3.09	$2.95	$(1.69)
Diluted	$3.05	$2.90	$(1.69)

Cash dividends per share	$0.18	$-	$-

 See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$30,494	$22,121
Accounts receivable – trade, net of allowance for doubtful accounts of $652 in 2011 and $850 in 2010	135,942	119,566
Income tax and alternative fuel mixture credits receivable	-	68,356
Accounts receivable – other	4,640	3,394
Inventories	91,024	74,850
Deferred income taxes	4,712	2,478
Prepaid expenses and other	7,504	7,063
Total current assets	274,316	297,828

Property, plant and equipment, net	530,468	524,475
Goodwill	2,425	2,425
Deferred income taxes	32,741	-
Intellectual property and other, net	29,901	27,726
Total assets	$869,851	$852,454

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$41,437	$39,376
Accrued expenses	71,722	44,007
Short-term debt	-	198
Current portion of long-term debt	-	67,000
Total current liabilities	113,159	150,581

Long-term debt	96,921	170,332
Accrued postretirement benefits	25,336	25,283
Deferred income taxes	7,968	56,344
Payable related to exchange of alternative fuel mixture credits	39,494	-
Other liabilities	7,676	12,593

Commitments and contingencies (Notes 22 and 23)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 39,512,129 and 39,909,310 shares outstanding at June 30, 2011 and 2010, respectively	431	431
Additional paid-in capital	45,223	45,480
Accumulated other comprehensive income	57,003	31,131
Retained earnings	520,114	403,121
Treasury shares, 2,941,429 and 3,233,460 shares at June 30, 2011 and 2010, respectively	(43,474)	(42,842)
Total stockholders’ equity	579,297	437,321
Total liabilities and stockholders’ equity	$869,851	$852,454
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2008	$431	$46,975	$81,056	$354,075	$(52,980)	$429,557
Comprehensive income:
Net loss	-	-	-	(65,388)	-	(65,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(48,072)	-	-	(48,072)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of $282	-	-	479	-	-	479
Net unrealized gain from cash flow hedging instrument, net of tax of $140	-	-	238	-	-	238
Comprehensive income (loss)						(112,743)

Adjustment to apply ASC 715 “Compensation – Retirement Benefits”, net of tax	-	-	-	(140)	-	(140)

Issuance of 396,948 shares of common stock	-	(5,263)	-	-	5,263	-
Forfeiture of 12,699 shares of common stock	-	173	-	-	(173)	-
Repurchase of 54,800 shares of common stock	-	-	-	-	(494)	(494)
Stock-based compensation expense	-	1,845	-	-	-	1,845
Tax benefit from stock-based awards	-	6	-	-	-	6
Balance at June 30, 2009	$431	$43,736	$33,701	$288,547	$(48,384)	$318,031
Comprehensive income:
Net income	-	-	-	114,574	-	114,574
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(689)	-	-	(689)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of ($1,194)	-	-	(2,033)	-	-	(2,033)
Net unrealized gain from cash flow hedging instrument, net of tax of $89	-	-	152	-	-	152
Comprehensive income						112,004

Issuance of 504,461 shares of common stock	-	(2,766)	-	-	6,682	3,916
Withholding of 47,877 shares of restricted stock for tax payments	-	641	-	-	(641)	-
Forfeiture of 37,100 shares of common stock	-	499	-	-	(499)	-
Stock-based compensation expense	-	2,335	-	-	-	2,335
Tax benefit from stock-based awards	-	1,035	-	-	-	1,035
Balance at June 30, 2010	$431	$45,480	$31,131	$403,121	$(42,842)	$437,321
Comprehensive income:
Net income	-	-	-	124,268	-	124,268
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	25,971	-	-	25,971
Net prior service credit and actuarial losses on post retirement obligations, net of tax of $93	-	-	159	-	-	159
Net unrealized loss from cash flow hedging instrument, net of tax of ($152)	-	-	(258)	-	-	(258)
Comprehensive income						150,140

Issuance of 737,940 shares of common stock	-	(6,957)	-	-	9,782	2,825
Withholding of 43,812 shares of restricted stock for tax payments	-	586			(586)	-
Forfeiture of 2,097 shares of common stock	-	29	-	-	(29)	-
Repurchase of 400,000 shares of common stock	-	-	-	-	(9,799)	(9,799)
Stock-based compensation expense		3,398	-	-	-	3,398
Tax benefit from stock-based awards	-	2,687	-	-	-	2,687
Dividends paid	-	-	-	(7,275)	-	(7,275)
Balance at June 30, 2011	$431	$45,223	$57,003	$520,114	$(43,474)	$579,297

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2011	2010	2009
Operating activities
Net income (loss)	$124,268	$114,574	$(65,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50,030	46,275	48,047
Amortization	2,629	2,857	2,541
(Gain) loss on early extinguishment of debt	3,649	2,606	(401)
Asset impairment loss	13,007	-	-
Goodwill impairment loss	-	-	138,008
Deferred income taxes	(81,565)	7,658	(1,006)
Payable for exchange of alternative fuel mixture credits	39,494	-	-
Provision for bad debts	(198)	(84)	477
Excess tax benefit from stock based compensation	(2,495)	(726)	-
Stock-based compensation expense	4,594	2,672	1,845
Other	805	3,599	436
Changes in operating assets and liabilities:
Accounts receivable	(14,805)	(16,200)	9,872
Income tax and alternative fuel mixture credits receivable	68,356	(58,982)	(9,374)
Inventories	(13,532)	12,452	19,453
Other assets	122	(94)	(1,318)
Accounts payable and other current liabilities	17,643	8,883	(21,925)
Net cash provided by operating activities	212,002	125,490	121,267

Investing activities
Purchases of property, plant and equipment	(57,307)	(47,540)	(42,423)
Proceeds from sales of assets	7	8	-
Proceeds from State of Florida grant	-	7,381	-
Other	(478)	(421)	(340)
Net cash used in investing activities	(57,778)	(40,572)	(42,763)

Financing activities
Net borrowings (payments) under revolving line of credit	(609)	80,502	(61,130)
Payments on long-term debt and other	(140,000)	(170,000)	(5,315)
Payments for debt issuance costs	(2,586)	(650)	-
Payments related to early extinguishment of debt	(1,984)	(1,700)	-
Purchase of treasury shares	(9,799)	-	(494)
Cash used to settle net share equity awards	(1,186)	(684)	(43)
Net proceeds from sale of equity interests	4,011	4,600	-
Excess tax benefit from stock based compensation	2,495	726	-
Payment of dividend	(7,252)	-	-
Net cash used in financing activities	(156,910)	(87,206)	(66,982)
Effect of foreign currency rate fluctuations on cash	11,059	2,348	146
Increase in cash and cash equivalents	8,373	60	11,668
Cash and cash equivalents at beginning of year	22,121	22,061	10,393
Cash and cash equivalents at end of year	$30,494	$22,121	$22,061

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

Fiscal Year

Except as otherwise specified, references to a year (e.g., “2011”) refers to our fiscal year ended June 30 of that year.

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

Inventories

Inventories are valued at the lower of cost or market.  The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (“FIFO”) basis.  Other manufactured products and raw materials are generally valued on an average cost basis.  Manufactured inventory costs include material, labor and manufacturing overhead.  Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products.  Fluff pulp is the principal raw material used in our nonwoven materials products.  We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.  The reserve for the lower of cost or market valuation was $195 on June 30, 2011 and $311 on June 30, 2010.

Allowance for Doubtful Accounts

We provide an allowance for receivables we believe we may not collect in full.  Management evaluates the collectability of accounts based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (i.e., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve.  For all other customers, we recognize reserves for bad debts based on our historical collection experience.  If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due could differ by a material amount.  We charge off receivables when they are determined to no longer be collectible.  We have established credit limits for each customer. We generally require the customer to provide a letter of credit for export sales in high-risk countries.  Credit limits are monitored routinely.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions.  Interest capitalized for the years ended June 30, 2011, 2010 and 2009 was $881, $1,376 and $1,423, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation.  The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years. Depreciation and amortization expense includes the amortization of assets under capital lease.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used as part of continuing operations, recoverability is evaluated based on comparing the carrying amount of the long-lived asset, or asset group, to the undiscounted cash flows expected from the use and eventual disposition of the assets.  If the sum of the undiscounted cash flow analysis is less than the carrying amount of the long-lived asset ,or asset group, impairment exists.  If impairment is determined to exist, we next measure the amount of the impairment by calculating the fair value of the long-lived asset, or asset group, and compare the result to the carrying value of the assets.  The impairment that is recorded is the amount that the carrying value exceeds the fair value.  Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  In June 2011, we recorded an impairment charge of $13,007 on our Delta, B.C., Canada facility.  See Note 4, Impairment of Long-Lived Assets for further discussion of the impairment charge.

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  In accordance with ASC 350 “Intangibles – Goodwill and Other”, we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Recoverability of goodwill is determined by comparing the fair value of a reporting unit with its carrying value, including goodwill.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  During 2009, we recorded an impairment charge of $138,008.  See Note 3, Goodwill, for further discussion of goodwill and the goodwill impairment charge.  No impairment of goodwill was recorded during 2011 or 2010.  Prior to adoption of ASC 350, we amortized goodwill.  Accumulated amortization totaled $1,577 at June 30, 2011 and 2010.

Intellectual Property and Other

At June 30, 2011 and 2010, we had intellectual property totaling $11,789 and $13,154, respectively, which includes patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $22,578 and $20,620 at June 30, 2011 and 2010, respectively.  Intellectual property amortization expense of $1,965, $1,905 and $1,880 was recorded during the years June 30, 2011, 2010 and 2009, respectively.  Estimated amortization expense for the five succeeding fiscal years follows: $1,970 in 2012, $1,975 in 2013, $1,980 in 2014, $1,985 in 2015 and $1,552 in 2016.

Deferred debt costs of $2,698 and $2,440 at June 30, 2011 and 2010, respectively, are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $464 and $3,128 at June 30, 2011 and 2010, respectively.  We recorded amortization of deferred debt costs of $663, $946 and $1,047 during the years ending June 30, 2011, 2010 and 2009, respectively.

Income Taxes

We provide for income taxes under the liability method.  Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We include interest and penalties related to uncertain tax positions as a component of income before income taxes.

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

Labor Agreements

As of June 30, 2011, we employed approximately 1,400 employees.  Approximately 45% of the global workforce is covered under collective bargaining agreements.  These employees are represented by unions at three plants, two in the U.S. at Perry, Florida (the “Foley Plant”) and Memphis, Tennessee and one in Canada at Delta, British Columbia.  Our Foley Plant’s labor agreement is in effect through April 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement is in effect through June 30, 2012.

Environmental Costs

Based on ASC 410 “Asset Retirement and Environmental Obligations,” we capitalize environmental contamination treatment costs if (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property and the condition of that property after the costs are incurred is improved as compared to its condition when originally constructed or acquired, if later, (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared to its condition when originally constructed or acquired, if later, or (3) the costs are incurred in preparing a property for sale.  A liability is recorded for such capital expenditures when incurred.

Liabilities for environmental expenses are recorded when probable and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists: (i) delivery has occurred; (ii) our price to the buyer is fixed and determinable; and (iii) collectability is reasonably assured.  Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.  The timing of revenue recognition is largely dependent on shipping terms.  Discounts and allowances reduce net sales and are comprised of trade allowances, cash discounts and sales returns.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Foreign exchange and other” in the results of operations.  Transaction gains of $1,634, $498 and $192 were recorded during the years ended June 30, 2011, 2010 and 2009, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), allowance for doubtful accounts, inventory reserves, deferred tax assets, income tax liabilities, and contingent liabilities.

Earnings Per Share

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260 “Earnings Per Share”.  Prior to the declaration of our first corporate dividend on August 3, 2010, restricted stock was included in our diluted EPS calculation using the treasury stock method.

Stock-Based Compensation

We have stock-based compensation related to stock option grants, restricted stock grants, and other transactions under our stock plans.  We recognize compensation expense for our stock-based payments based on the fair value of the awards.  This compensation expense is recorded on a straight-line basis over the vesting period within selling, research and administrative expenses in the consolidated statements of operations.  See Note 15, Stockholders’ Equity, for further discussion.

Dividends declared per common share

On August 2, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share of common stock.  The dividend is payable on September 15, 2011 to stockholders of record as of the close of business on August 15, 2011.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”).  The amendments in ASU 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in ASC 820, “Fair Value Measurements.”  ASU 2011-04 is effective for fiscal years beginning after December 15, 2011.  We have evaluated ASU 2011-04 and have determined that its adoption is not expected to have a material effect on our financial statements.

       In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  The amendments in ASU 2011-05 apply to all entities that report items of other comprehensive income, in any period presented.  Under the amendments in ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements.  One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 eliminates that option.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011.  We have evaluated ASU 2011-05 and have determined that its adoption is not expected to have a material effect on our financial statements.

NOTE 3:  GOODWILL

During our quarter ended December 31, 2008, based on the economic environment at that time and the steep decline in the price of our stock, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment test as of December 31, 2008.  As a result, during the three months ended December 31, 2008, we recorded an impairment charge of $138,008 which represented our best estimate of the resulting goodwill impairment.  We engaged an independent valuation firm to assist with this impairment testing by expressing opinions as of December 31, 2008 of the fair values of the business enterprises of our four reporting units. The results of step one indicated goodwill was impaired at three of our reporting units as the estimated fair value was less than the carrying value of the reporting units.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, we were required to allocate the fair value of the reporting unit, as determined in step one, to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if these reporting units had been acquired on the date of the test.  Upon completion of this step, our original estimate did not change and therefore no change was required to the $138,008 non-cash goodwill impairment charge estimated and recorded in the second quarter of 2009.  We also reviewed our long-lived tangible and intangible assets within the impaired reporting units and determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

There were no changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010.

NOTE 4:  IMPAIRMENT OF LONG-LIVED ASSETS

On June 17, 2011, we announced our decision to close our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization.  We plan to consolidate a portion of the Delta Facility’s production at our two other airlaid nonwovens facilities.  We believe that this closure and consolidation of business will improve capacity utilization, profitability and return on invested capital for our Nonwovens business.  We expect to eventually sell the land, building and equipment.

As a result of this decision, we evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”.  The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets.  As such, the  impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value.  We engaged an independent valuation firm to assist with this impairment testing and fair value determination.  The impairment was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38,447, were impaired and wrote them down to their estimated fair value of $25,440, resulting in an impairment charge of $13,007 in the fourth quarter of 2011.

NOTE 5: RESTRUCTURING COSTS

During the second quarter of 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.

During 2010, we implemented a restructuring program to sharpen our focus on key priorities which included restructuring our Ultra Fiber sales force, aligning capacity utilization with current market conditions at our Memphis Plant, and reducing selling, research and administrative expenses.   As a result of this restructuring, 32 positions were eliminated and 8 employees were transferred from selling, research and administrative positions to management positions at our Foley Plant.  The total cost of this program was $3,609, of which $243 and $3,366 were expensed in 2011 and 2010, respectively.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for the year ended June 30, 2011.

2011 Restructuring Program	Accrual Balance as of June 30, 2010	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of June 30, 2011	Program Charges to Date	Total Estimated Charges
Severance and employee benefits
Nonwoven materials	$-	$839	$32	$(775)	$96	$839	$839
Total 2011 Program	-	839	32	(775)	96	839	839

2010 Restructuring Program
Severance and employee benefits
Specialty fibers	6	158	-	(1)	163	1,193	1,193
Corporate	57	(22)	-	(35)	-	1,310	1,310
Other miscellaneous expenses
Specialty fibers	250	107	-	(357)	-	1,106	1,106
Total 2010 Program	313	243	-	(393)	163	3,609	3,609
Total All Programs	$313	$1,082	$32	$(1,168)	$259	$4,448	$4,448

NOTE 6: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended permitted a refundable excise tax credit (until December 31, 2009, when the credit expired) under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels (the “AFMC”) equal to $0.50 per gallon of alternative fuel contained in the mixture.  We qualified for the AFMC because we produce liquid fuels derived from biomass, by-products of our wood pulping process, and utilize those fuels to power our Foley Plant.

On March 19, 2009 the U.S. Internal Revenue Service (“IRS”) accepted our application to be registered as an alternative fuel mixer.  We began producing and consuming alternative fuel mixtures on February 12, 2009.  We recorded $77,677 and $54,232 in AFMC, which was net of expenses, in our consolidated statements of operations related to credits earned for 2010 and 2009, respectively.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs are subject to audit by the IRS.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualifies for the $1.01 non-refundable CBC.  We received a cellulosic biofuel producer registration number which allowed us to amend the tax return for the year ended June 30, 2009 to claim CBC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor to qualify for the AFMC.  For the year ended June 30, 2011, we recognized an income tax benefit in our consolidated statement of operations of $20,327 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009.

We also received Form 637 CB Registration approval during the year ended June 30, 2011, which included additional guidance on converting AFMC for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs.  For any gallon of fuel, the $0.50 AFMC may be exchanged for the $1.01 CBC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Our prior tax returns will have to be amended to claim the CBC.

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

For the year ended June 30, 2011, we recognized $31,131 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  This amount  is net of $1,521 of interest that would be owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.  We will continue to evaluate our ability to utilize the CBC and will amend our tax returns for fiscal years ended June 30, 2009 and June 30, 2010 in order to convert appropriate amounts of AFMC to CBC until such time that the statute of limitations expires for fiscal years ended June 30, 2009 and June 30, 2010.  We may recognize up to an additional $23,626 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

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

We have recorded an income tax liability of $57,850 related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability is $18,356, included in accrued expenses, and the noncurrent portion is $39,494.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations and totaled approximately $2,452 for the year ended June 30, 2011.

NOTE 7: INVENTORIES

Components of inventories
	June 30
	2011	2010

Raw materials	$30,602	$21,007
Finished goods	33,968	29,901
Storeroom and other supplies	26,454	23,942
	$91,024	$74,850

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2011	2010

Land and land improvements	$23,775	$16,710
Buildings	150,975	141,923
Machinery and equipment	939,647	913,180
Construction in progress	36,648	59,788
	1,151,045	1,131,601
Accumulated depreciation	(620,577)	(607,126)
	$530,468	$524,475

NOTE 9: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2011	2010

Income taxes	$17,585	$87
Interest	5,067	3,147
Retirement plans	7,067	6,507
Salaries and incentive pay	25,512	14,237
Customer incentive programs	5,299	4,192
Vacation pay	5,292	4,878
Other	5,900	10,959
	$71,722	$44,007

NOTE 10: LONG-TERM DEBT

Components of long-term debt
	June 30
	2011	2010

Senior notes due 2013	$-	$140,000
Credit Facility	96,921	97,332
Total debt	96,921	237,332
Less current portion of long-term debt	-	67,000
Total long-term debt	$96,921	$170,332

Senior Notes

On October 1, 2010, we redeemed the remaining $140,000 of the 2013 notes using cash and borrowings on our former credit facility.  We recorded a $3,649 loss related to the early extinguishment of this debt, which included a $1,984 premium paid to the note holders and $1,665 of unamortized deferred financing costs.

Revolving Credit Facility

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  The costs for the issuance of this credit facility were $2,586 and are being amortized to interest expense using the effective interest method over the life of the facility.  There are no scheduled payments for the credit facility until its maturity in 2016.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At June 30, 2011, we were in compliance with the financial covenants under the credit facility.

At June 30, 2011, we had $196,647 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

Other

Total cash interest payments for 2011, 2010 and 2009 were $9,521, $21,391 and $29,462, respectively.

NOTE 11: LEASES

We lease office and warehouse facilities and equipment under various operating leases.  Operating lease expense was $2,612, $2,773 and $2,771 during 2011, 2010 and 2009, respectively.  The aggregate commitments under the operating leases at June 30, 2011 were as follows: 2012—$1,280; 2013—$173; 2014—$114; 2015—$60; 2016—$3 and thereafter—$0.

NOTE 12:  FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value

We estimate fair values in accordance with ASC 820. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques.  ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Additionally, ASC 820 defines levels within the hierarchy as follows:

•	Level 1 – Unadjusted quoted prices for identical assets and liabilities in active markets;

•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Such inputs typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

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

	Fair Value Measurements
As of June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Natural gas hedges	$3	$-	$3	$-

As of June 30, 2010
Assets:
Natural gas hedges	$39	$-	$39	$-

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at June 30, 2011 were both $96,921 and at June 30, 2010 were $237,332 and $241,007, respectively.  The fair value of the long-term debt at June 30, 2011 approximates the carrying amount at that date as all outstanding borrowings are under our credit facility which has variable interest rates that reprice frequently at current market rates.  Long term debt at June 30, 2010 consisted of $97,332 borrowings outstanding under our credit facility and $140,000 borrowings outstanding related to our public notes the fair value of which was estimated based on quoted market prices for the same or similar issues of debt.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During 2011 and 2010, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Commodity Hedging

We have entered into contracts for the purchase or option to purchase natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at either a pre-determined or maximum price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.  As of June 30, 2011, we had options in place to purchase 675,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.  As of June 30, 2010, we had contracts in place to purchase 125,000 MMBTUs of natural gas at various fixed prices through December 2010.

Fair Value of Derivative Instruments

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the consolidated statement of cash flows.  The following table presents the location of all assets and liabilities associated with our hedging instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 6/30/11	Fair Value at 6/30/10	Fair Value at 6/30/11	Fair Value at 6/30/10
Natural gas hedges	Prepaid expenses	$3	$39	$-	$-
Total derivatives designated as hedging instruments		$3	$39	$-	$-

The following tables present the impact of derivative instruments, net of tax, and their location within the consolidated statement of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion) (a)			Amount of (Gain ) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Year ended June 30,			Year ended June 30,			Year ended June 30,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Natural gas hedges	$(8)	$628	$(468)	$(8)	$(387)	$467	$-	$-	$-
Currency hedge	(410)	-	-	-	-	-	-	-	-
Interest rate swap	-	-	(976)	-	-	485	-	-	-
Total	$(418)	$628	$(1,444)	$(8)	$(387)	$952	$-	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to the currency hedge are included in net interest expense and amortization of debt costs.

Derivatives not Designated as Cash Flow Hedges:
		Year ended June 30,
	Classification of (gains) or losses	2011	2010
Foreign currency swap	Foreign exchange and other	$-	$337

NOTE 14:  INSURANCE RECOVERIES

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July 2010, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $5,719, including business interruption and property damage.  After satisfying our $2,000 deductible, we received a settlement of $3,719 which we recorded as a reduction to cost of goods sold in 2011.

In September 2010, one of the turbine generators at our Foley Plant suffered a winding insulation failure and the entire plant lost power.  We experienced approximately 19 hours of downtime on our production lines.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $2,353, including property damage and business interruption.  We received a settlement of $353, net of our deductible, which we recorded as a reduction to cost of goods sold during 2011.

NOTE 15: STOCK BASED COMPENSATION

Stock Compensation Plans

In November 2007, the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) was approved by the stockholders.  The 2007 Plan authorizes the grant of restricted stock or options to purchase shares of common stock as awards.  Options granted may be either “incentive stock options” as defined in Section 422 of the Code, or nonqualified stock options, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Restricted stock may be either restricted stock awards or performance awards.

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

Grants under the 2007 Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant.  During 2011 there were 255,439 options, 183,328 shares of restricted stock awards and 124,405 shares of performance awards granted under the 2007 Plan.  During 2010 and 2009, 0 and 360,236 options and 36,848 and 378,861 shares of restricted stock were granted under the 2007 Plan, respectively.  At June 30, 2011, 1,053,926 shares were available to grant under this plan.

In August 1997, the Board of Directors authorized a restricted stock plan (the “Restricted Stock Plan”) and set aside 800,000 treasury shares to fund this plan.  At June 30, 2011, 368,648 restricted shares had been awarded since inception of this plan.   Under this plan, the vesting period is from the date of grant to the date of the recipient’s death or the recipient’s retirement from Buckeye.  Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.  Restricted stock under the Restricted Stock Plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.

Restricted stock and options under the 2007 Plan are recognized as compensation expense on a straight-line basis over their  vesting period.  Stock-based compensation expense was $4,594 ($2,894 after tax and $0.07 per share), $2,672 ($1,683 after tax and $0.04 per share), and $1,845 ($1,162 after tax and $0.03 per share) for 2011, 2010 and 2009, respectively.  Stock-based compensation is recorded in selling, research and administrative expenses in the consolidated statements of operations.  Included in stock-based compensation expense for 2011 and 2010 is $1,196 and $337, respectively, related to certain stock appreciation rights which are accounted for as liability awards.

Stock Options

Options granted under our plan have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of three years and have ten year contractual terms.  We estimate the fair values for the options granted using a Black-Scholes option-pricing model.  The expected life of the options is based on the “simplified” method, since our historic exercise experience is not a reasonable approach for determining the expected life.  Expected volatility is calculated based on the historical volatility of our stock.  The risk free interest rate is the U.S.Treasury rate for the day of the grant having a term approximating the expected life of the option.  The dividend yield is estimated based on our expected annual dividend payments.  In 2009 no dividends were paid.  In July 2011 our expected annual dividend payment was $0.16 per share.  The table below indicates the key assumptions used in the option valuation calculations for options granted during fiscal years 2011 and 2009, (no options were granted in 2010):

	2011	2009
Expected lives	6.0 years	6.0 years
Expected volatility	0.73	0.70
Risk-free interest rate	2.05%	2.28%
Dividend yield	0.154%	n/a

The following table summarizes information about our stock option plans for the years ended June 30:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,322,803	$8.79	2,171,550	$10.14	1,954,151	$11.51
Granted at market	255,439	10.39	-	-	360,236	4.04
Exercised	(424,041)	9.46	(467,613)	9.84	-	-
Forfeited	(7,408)	5.53	(28,134)	5.71	(4,637)	8.06
Expired	(50,000)	22.65	(353,000)	15.93	(138,200)	13.70
Outstanding at end of year	1,096,793	$8.29	1,322,803	$8.79	2,171,550	$10.14
Exercisable at end of year	733,009	$8.19	961,887	$9.91	1,513,523	$11.88

The total intrinsic value of options exercised during 2011 and 2010 were $5,360 and $2,082, respectively.  No options were exercised during 2009.  The fair value of options vested during 2011, 2010, and 2009 was $962, $1,054 and $817, respectively.  The fair value of options nonvested at June 30, 2011, 2010, and 2009 was $1,983, $1,264 and $2,416, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants was $6.68 per option in 2011 and $2.56 per option in 2009.  No options were granted in 2010.  As of June 30, 2011 the total future compensation cost related to non-vested stock option grants was $1,341 and will be recognized over a weighted average period of 1.86 years.  The aggregate intrinsic value of options outstanding and of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2011 was $20,497 and $13,774, respectively.  The average remaining contractual term of outstanding options at June 30, 2011 is 6.23 years.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors.  Restricted stock with  service conditions vest equally over a three year period.  In 2011 we made our first grant of market based performance shares, to our officers of Buckeye, that are tied to our 3-year total shareholder  return (TSR) relative to industry peers.  These grants vest at the end of the three year period depending of the attainment of the performance criteria.  If the minimum performance criteria is not met, the shares will be forfeited.

Restricted stock may be voted by the recipient; however, the restricted stock may not be sold, pledged, or otherwise transferred before it is vested.  Our restricted stock carries dividend rights which, for restricted stock with service conditions, we pay quarterly.  Dividends on performance shares are payable at the time of vest.

Under the 2007 Plan, and based on historical experience, a forfeiture rate of 10% is applied to employees who are not officers of Buckeye.  No forfeiture rate is applied to grants to our officers.  The forfeiture rate decreases the compensation expense.  The weighted-average fair value of restricted stock awards with service conditions is the closing price of the common stock on the New York Stock Exchange on the date of the grant.

The fair market value of performance based shares is estimated using a multi-factor Monte Carlo simulation using actual and simulated stock prices and TSR of Buckeye and each of our peer companies.  This simulation includes the expected volatility, based on the historical volatility of our stock, a risk free interest rate derived from the yield on U.S.Treasury bonds of an appropriate term and a dividend yield based on our expected annual dividend payments.  The fair market value of the 2011 grant was estimated to be $8.28 per share.

The following table summarizes information about our restricted stock for the years ended June 30:

	2011		2010		2009
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	581,858	$6.55	791,417	$6.18	461,837	$8.40
Granted at market	313,899	10.22	36,848	9.07	398,887	4.18
Vested	(184,209)	(6.13)	(209,307)	(6.15)	(67,307)	(9.51)
Forfeited	(2,097)	(5.04)	(37,100)	(5.97)	(2,000)	(9.03)
Nonvested at end of year	709,451	$8.29	581,858	$6.55	791,417	$6.18

As of June 30, 2011, the total future compensation cost related to non-vested restricted stock awards was $3,150 and will be recognized over a weighted average period of 3.30 years.  The fair value of restricted stock vested during fiscal years 2011, 2010 and 2009 was $1,130, $1,147 and $640, respectively.

NOTE 16: STOCKHOLDERS’ EQUITY

Treasury Shares

At June 30, 2011, a total of 5,764,100 shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11,000,000 shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During 2011 and 2009, we repurchased 400,000 and 54,800 shares at a total cost of $9,799 and $494, respectively.  We did not repurchase any shares during 2010.

Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income (loss) were as follows:

	Balance as of June 30, 2011	Balance as of June 30, 2010
Foreign currency translation adjustment	$60,918	$34,947
Net prior service credit and actuarial losses on post retirement obligations	(3,662)	(3,821)
Net unrealized gain (loss) from cash flow hedging instruments	(253)	5
	$57,003	$31,131

For 2011 and 2010,  the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $19,798 and $5,002, the Brazilian real of $13,160 and $6,340 and the Canadian dollar of $27,960 and $23,605, respectively.

NOTE 17:  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2011	2010	2009
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$124,268	$114,574	$(65,388)
Less: Distributed and undistributed income allocated to participating securities	(2,150)	-	-
Distributed and undistributed income (loss) available to shareholders	$122,118	$114,574	$(65,388)

Denominator:
Basic weighted average shares outstanding	39,526	38,874	38,689

Basic earnings per share	$3.09	$2.95	$(1.69)

	2011	2010	2009
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$124,268	$114,574	$(65,388)
Less: Distributed and undistributed income allocated to participating securities	(2,150)	-	-
Distributed and undistributed income (loss) available to shareholders	$122,118	$114,574	$(65,388)

Denominator:
Basic weighted average shares outstanding	39,526	38,874	38,689
Effect of dilutive stock options and non-participating securities	477	631	-
Diluted weighted average shares outstanding	40,003	39,505	38,689

Diluted earnings per share	$3.05	$2.90	$(1.69)

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 0, 423,700 and 2,171,550 for 2011, 2010 and 2009, respectively.

NOTE 18: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2011	2010	2009

Domestic	$136,583	$126,618	$41,357
Foreign	(20,548)	(807)	(93,067)
Income (loss) before income taxes	$116,035	$125,811	$(51,710)

Income tax expense (benefit):

	Year Ended June 30
	2011	2010	2009
Current tax expense:
Federal	$70,894	$657	$11,843
Foreign	952	2,567	2,247
State and other	4,114	348	1,039
Current tax expense	75,960	3,572	15,129

Deferred tax expense (benefit):
Federal	(83,700)	7,370	4,546
Foreign	(653)	(1,022)	(5,290)
State and other	160	1,317	(707)
Deferred tax expense (benefit)	(84,193)	7,665	(1,451)

Income tax expense (benefit)	$(8,233)	$11,237	$13,678

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2011		2010		2009

Expected tax expense (benefit)	$40,612	35.0%	$44,034	35.0%	$(18,096)	35.0%
Investment tax credit	(3,888)	(3.4)	(8,447)	(6.7)	-	-
Domestic manufacturing deduction	(4,530)	(3.9)	(718)	(0.6)	(1,063)	2.1
Effect of foreign operations	1,643	1.4	173	0.1	(435)	0.8
Nondeductible goodwill impairment charge	-	-	-	-	37,892	(73.3)
Alternative fuel mixture credits	-	-	(26,300)	(20.9)	(4,847)	9.3
Cellulosic biofuel credit	(51,458)	(44.4)	-	-	-	-
Change in valuation allowances	5,999	5.2	1,662	1.3	1,981	(3.8)
State taxes and other, net	3,389	2.9	833	0.7	(1,754)	3.4
Income tax expense (benefit)	$(8,233)	(7.2)%	$11,237	8.9%	$13,678	(26.5)%

During 2011, we recorded tax benefits of $20,327 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,131 for exchange of CBCs from AFMCs.  See additional discussion at Note 6.

During 2010 and 2009, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 and 2009 tax years.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010 and 2009, we recorded tax benefits of $26,300 and $4,847, respectively, due to the nontaxable nature of the AFMCs claimed on the federal income tax return.

During 2011, 2010 and 2009 we recorded domestic manufacturing deductions of $4,530, $718 and $1,063, respectively.  The increase in 2011 was due to an increase in the applicable percentage from 6% to 9% and an increase in taxable income.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During 2010, we recorded a tax benefit of $8,447 relating to this tax credit, of which $5,415 relates to expenditures prior to June 30, 2009 and $3,032 relates to 2010 expenditures.  In 2011, we recorded an additional $3,888 tax benefit relating to this tax credit.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.  We account for the investment tax credit as a reduction of federal income taxes in the year in which the credit arises by utilizing the flow-through method of accounting.

We increased our valuation allowance from $16,136 to $23,806 during fiscal year 2011 and from $14,446 to $16,136 during fiscal year 2010 principally as a result of operating losses from foreign operations.

During 2011 and 2010, we increased the valuation allowance in Brazil by $1,799 and $968, respectively, to eliminate the tax benefit of current losses.   In addition to accounting for the current year losses, we increased the valuation allowance in Brazil during 2011 and 2010 by $2,216 and $943, respectively, to reflect currency translation adjustments.  The total increase to the valuation allowance recorded in Brazil for 2011 and 2010 was $4,015 and $1,911, respectively.

During 2011, we recorded an increase to the valuation allowance in Canada of $4,200 to eliminate the tax benefit of current losses, of which $3,252 was a valuation allowance against the tax benefit related to the $13,007 asset impairment that was recorded for the Delta long-lived assets.  We recorded a decrease of $239 to reflect currency translation adjustments and a decrease of $27 to adjust to the 25% tax rate.  The net increase in the valuation allowance in Canada was $3,934 in 2011.  During 2010, we recorded a net decrease to the valuation allowance in Canada by $228.  The net decrease resulted from the write-off of a valuation allowance of $915 established for an unutilized net-operating loss that expired in 2010 and from an increase to the valuation allowance of $687 resulting from current year losses.

On December 31, 2008 we recorded a $138,008 goodwill impairment charge and we recognized a tax benefit of $10,410 in connection with the goodwill impairment charge.

The following table summarizes the activity related to our unrecognized tax benefits:

	2011	2010	2009

Uncertain tax position balance at beginning of year	$2,102	$1,634	$1,970
Increases related to current year tax positions	668	468	-
Decreases related to settlements with taxing authorities	-	-	(336)
Uncertain tax position balance at end of year	$2,770	$2,102	$1,634

All unrecognized tax benefits would affect the effective tax rate, if recognized.  The balance in unrecognized tax benefits and our related interest and penalties is $2,714 and $56 in 2011 and  $2,046 and $56 in 2010, respectively.  It is reasonably possible that the amount of the benefit with respect to certain of our tax positions will increase or decrease within the next twelve months, but an estimate of the range of the reasonably possible changes cannot be made.  However, we do not expect that the resolution of any of our uncertain tax positions will be material.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of June 30, 2011, we remained subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2011, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2011 and German tax filings for the years ended June 30, 2004 through June 30, 2011.  We are currently under a U.S. income tax audit for the years ended June 30, 2009 and June 30, 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$(65,074)	$(79,826)
Inventory	(800)	(462)
Other	(5,049)	(6,159)
Total deferred tax liabilities	(70,923)	(86,447)

Deferred tax assets:
Postretirement benefits	9,586	9,609
Cellulosic Biofuel Credit (See Note 6)	61,198	-
Net operating losses	33,470	28,308
Nondeductible reserves	1,757	1,620
Credit carryforwards	8,142	569
Other	10,061	8,611
Total deferred tax assets	124,214	48,717
Valuation allowances	(23,806)	(16,136)
Deferred tax assets, net of valuation allowances	100,408	32,581
Net deferred tax asset (liability)	$29,485	$(53,866)

The valuation allowances at June 30, 2011 and 2010 relate specifically to net operating losses in certain state and foreign jurisdictions.  Management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2011 will be fully utilized after consideration of the valuation allowance recorded.

The cellulosic biofuel credit represents $60,336 noncurrent cellulosic biofuel credits receivable in exchange for AFMC less federal and state taxes payable on the additional CBC income and $862 tax benefit on interest expense through July 9, 2010.

Taxes paid (received) in fiscal 2011, 2010 and 2009 were ($54,781), ($6,383) and $7,333, respectively.  As of June 30, 2010 we had recorded an income tax receivable for $68,356.  In July 2011 we received a refund of $67,092 on the federal portion of this receivable, primarily due to AFMC.

At June 30, 2011, foreign net operating loss carryforwards total approximately $96,895.  Of this total, $70,670 have no expiration date and $26,225 have expiration dates from 2014 to 2031.  All federal net operating loss carryforwards were utilized during 2008 and 2009.  Federal investment tax credit carryfowards of $8,142 expire in 2030 and 2031.  State net operating loss carryforwards total $62,897 and expire between 2018 and 2030. State tax credit carryforwards were fully utilized during 2011.

We have not recorded deferred income taxes on the unremitted earnings of our foreign subsidiaries, primarily the unremitted earnings of our German operations.  It is not practicable to estimate the deferred income tax liability on the unremitted earnings.

NOTE 19: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees.  We contribute 1% of the employee's gross compensation plus 1/2% for each year of service up to a maximum of 11% of the employee's gross compensation.  We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for the years ended June 30, 2011, 2010 and 2009 was $8,357, $7,623 and $7,960, respectively.

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

The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2011	2010	2009

Service cost for benefits earned	$469	$405	$483
Interest cost on benefit obligation	1,262	1,399	1,493
Amortization of prior service credit	(526)	(990)	(1,002)
Amortization of actuarial loss	385	126	277
Total cost	$1,590	$940	$1,251

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2011, and a statement of the plans’ funded status as of June 30, 2011 and 2010.  The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2011	2010
Change in benefit obligation:
Obligation at beginning of year	$25,411	$23,223
Service cost	469	405
Interest cost	1,262	1,399
Participant contributions	772	761
Amendments	-	110
Actuarial loss (gain)	(393)	2,252
Benefits paid	(2,477)	(2,739)
Obligation at end of year	25,044	25,411
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	1,705	1,978
Plan participant contributions	772	761
Benefits paid	(2,477)	(2,739)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(25,044)	(25,411)
Other plans	(2,011)	(1,587)
Accrued post retirement benefit obligation	(27,055)	(26,998)
Less current portion included in accrued expenses	1,719	1,715
Noncurrent obligation recognized in the consolidated balance sheet	$(25,336)	$(25,283)

The accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2011 and 2010 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income (loss) at June 30 as follows:

	June 30
	2011	2010
Prior service credit	$750	$1,276
Accumulated actuarial loss	(6,563)	(7,341)
Accumulated other comprehensive income (loss)	(5,813)	(6,065)
Tax effect	2,151	2,244
Accumulated other comprehensive income (loss), net of tax	$(3,662)	$(3,821)

The prior service credit and accumulated actuarial loss included in other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the fiscal year ended June 30, 2012 is $515 ($324 net of tax) and $370 ($233 net of tax), respectively.

Expected annual benefit payments are as follows: 2012 - $1,719; 2013 - $1,698; 2014 - $1,696; 2015 - $1,748; 2016 - $1,751; and 2017 to 2021 - $9,510.  Expected employer contributions for fiscal year 2012 are approximately $2,564.

The discount rate used to determine benefit obligations was 5.25% and 5.20% at June 30, 2011 and 2010, respectively.

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2011	2010	2009
Discount rate	5.20%	6.65%	6.90%
Measurement date	June 30, 2010	June 30, 2009	June 30, 2008

We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate.  Due to the long-term nature of these indices, they have a similar maturity to expected benefit payments.

NOTE 20: SEGMENT INFORMATION

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$673,332	$264,931	$(32,990)	$905,273
	2010	537,483	246,803	(27,860)	756,426
	2009	551,630	239,678	(36,779)	754.529
Operating income (loss)	2011	143,120	13,768	(26,815)	130,073
	2010	65,219	16,797	64,450	146,466
	2009	53,691	12,273	(88,603)	(22,639)
Depreciation and amortization of intangibles	2011	32,959	15,202	3,837	51,998
	2010	29,604	14,770	3,809	48,183
	2009	31,372	14,904	3,651	49,927
Total assets	2011	517,866	239,530	112,455	869,851
	2010	504,224	230,981	117,249	852,454
	2009	497,681	243,736	50,967	792,384
Capital expenditures	2011	49,526	6,870	911	57,307
	2010	42,591	3,971	978	47,540
	2009	37,392	3,714	1,317	42,423

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Management evaluates operating performance of the specialty fibers and nonwoven materials segments, excluding amortization of intangibles, the impact of goodwill impairment loss, impairment of long-lived assets, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate segment includes operating elements such as segment eliminations, amortization of intangibles, goodwill impairment loss, impairment of long-lived assets, alternative fuel mixture credits, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represents the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.  Corporate assets primarily include cash, income tax and alternative fuel mixture credit receivable, goodwill and intellectual property.

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

	Year Ended June 30
	2011	2010	2009
Chemical cellulose	37%	33%	35%
Customized fibers	14%	15%	13%
Fluff pulp	20%	19%	20%
Nonwoven materials	29%	33%	32%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada, Germany and Brazil.  The following provides a summary of net sales to unaffiliated customers based on point of origin, net sales by point of destination, long-lived assets by geographical area, and net assets by geographical area:

	Year Ended June 30
Net sales by point of origin:	2011		2010		2009
United States	$730,309	81%	$593,515	78%	$592,139	78%
Germany	99,025	11	91,142	12	87,372	12
Other	75,939	8	71,769	10	75,018	10
Total	$905,273	100%	$756,426	100%	$754,529	100%

	Year Ended June 30
Net sales by point of destination:	2011		2010		2009
North America	$358,522	40%	$298,382	40%	$326,111	43%
Europe	285,665	32	248,018	33	259,026	34
Asia	168,419	19	138,806	18	105,463	14
South America	28,603	3	26,032	3	27,894	4
Other	64,064	6	45,188	6	36,035	5
Total	$905,273	100%	$756,426	100%	$754,529	100%

	As of June 30
	2011	2010	2009
Long-lived assets by geographical area:
United States	$410,053	$400,856	$395,662
Brazil	51,580	46,972	44,973
Germany	43,394	38,381	48,141
Canada	25,440	38,264	37,807
Other	1	2	6
Total long-lived assets	$530,468	$524,475	$526,589

	As of June 30
	2011	2010	2009
Net assets by geographical area:
United States	$384,441	$255,488	$136,223
Germany	80,342	67,028	71,460
Brazil	74,073	63,809	60,624
Canada	39,912	50,626	49,376
Other	529	370	348
Total net assets	$579,297	$437,321	$318,031

NOTE 21: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $7,058, $6,752 and $7,469 were charged to expense as incurred for the years ended June 30, 2011, 2010 and 2009, respectively.

NOTE 22:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we fail to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We recorded the first $52 installment in March 2010 and the second $52 installment in March 2011.  We have recorded these cash incentives in the long-term liability section of our condensed consolidated balance sheets.  As we invest in the Foley Energy Project, we are reclassifying this liability as a reduction in the cost of equipment.  For 2011 and 2010 we reclassified $3,619 and $3,524, respectively.  When the project is complete, we will amortize the $7,588 over the life of the equipment.

NOTE 23: COMMITMENTS

We have significant purchase contracts for timber and energy under separate agreements expiring at various dates through fiscal year 2020.  Under two separate timber contracts, which were renewed and extended in 2011, we are required to purchase certain timber from specified tracts of land that is available for harvest.  The energy contract is for our Americana Plant and requires us to purchase a minimum amount of contracted energy each year.  The contract prices under the terms of the timber agreements are fixed annually based on market prices and the contract prices under the energy contract are adjusted annually based on inflation indices.  At June 30, 2011, total annual purchase obligations, as estimated based on current contract prices for those agreements noted above, were as follows:  2012—$26,130; 2013—$28,322; 2014—$27,948; 2015—$26,132; 2016—$24,394; thereafter—$88,692.  Purchases under these agreements for 2011, 2010 and 2009 were $17,252, $14,383 and $15,203, respectively.

NOTE 24: CONTINGENCIES

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2012.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, , we  filed  petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River andthe FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40,000 and $60,000 over at least five years, possibly beginning as early as fiscal year 2013.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] applicable to the bark boilers at the Foley Plant were vacated following a public legal challenge.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period, EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  These regulations may impact both bark boilers at the Foley Plant.  However, until the reconsideration process is completed, it will be difficult to predict the potential capital expenditures associated with these pending regulations.

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,624 real ($1,681 at June 30, 2011 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 796 real ($510 at June 30, 2011 exchange rates) of the taxes and penalties that were assessed.  On August 16, 2011 Americana received an Infraction Document from the Sao Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2010 through December 31, 2010.  We intend to file our objection to 850 real ($555 at June 30, 2011 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objection will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 25: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2011

Net sales	$202,075	$209,516	$237,782	$255,900
Gross margin	36,313	44,426	57,464	59,567
Gross margin percentage of sales	18.0%	21.2%	24.2%	23.3%
Operating income	23,618	31,573	44,016	30,866
Operating income percentage of sales	11.7%	15.1%	18.5%	12.1%
Net income	64,425	17,053	28,693	14,097
Earnings (loss) per share
Basic	$1.61	$0.42	$0.71	$0.36
Diluted	$1.59	$0.42	$0.70	$0.35

Year ended June 30, 2010

Net sales	$177,274	$183,308	$190,714	$205,130
Gross margin	24,907	30,214	33,147	33,135
Gross margin percentage of sales	14.1%	16.5%	17.4%	16.2%
Operating income	47,962	55,720	23,690	19,094
Operating income percentage of sales	27.1%	30.4%	12.4%	9.3%
Net income	39,231	46,284	19,343	9,716
Earnings per share
Basic	$1.00	$1.19	$0.50	$0.25
Diluted	$1.01	$1.18	$0.49	$0.24

During the first quarter of 2011, we recorded a pre-tax charge of $552 ($552 after tax) for restructuring expense, a pre-tax charge of $550 ($351 after tax) for interest payable to the IRS related to CBC, and an after tax benefit of $51,624 related to CBC.  During the second quarter of 2011, we recorded a pre-tax charge of $570 ($499 after tax) for restructuring expense, a pre-tax charge of $600 ($383 after tax) for interest payable to the IRS related to CBC and a pre-tax charge of $3,649 ($2,372 after tax) for early extinguishment of debt.   During the third quarter of 2011, we recorded a pre-tax benefit of $124 ($124 after tax) for restructuring expense and a pre-tax charge of $600 ($383 after tax) for interest payable to the IRS related to CBC.  During the fourth quarter of 2011, we recorded a pre-tax charge of $86 ($51 after tax) for restructuring expense, a pre-tax charge of $702 ($448 after tax) for interest payable to the IRS related to CBC, an after tax charge of $166 related to CBC and a pre-tax charge of $13,007 ($13,007 after tax) for long-lived asset impairment.

During the first quarter of 2010, we recorded a pretax benefit of $35,842 ($35,105 after tax) for alternative fuel mixture credits, a pre-tax charge of $765 ($478 after tax) for restructuring expense, and a pre-tax benefit of $165 ($103 after tax) on early extinguishment of debt.  During the second quarter of 2010, we recorded a pretax benefit of $37,073 ($37,496 after tax) for alternative fuel mixture credits and a pre-tax charge of $50 ($31 after tax) for restructuring expense.  During the third quarter of 2010, we recorded a pretax benefit of $4,762 ($4,190 after tax) for alternative fuel mixture credits, an after-tax benefit of $7,440 for investment tax credits , a pre-tax charge of $2,394 ($1,497 after tax) for restructuring expense, and a pre-tax charge of $1,538 ($961 after tax) for early extinguishment of debt.  During the fourth quarter of 2010, we recorded an after-tax benefit of $1,007 for investment tax credits, a pre-tax charge of $144 ($90 after tax) for restructuring expense and a pre-tax charge of $1,233 ($771 after tax) for early extinguishment of debt.

NOTE 26:  SUBSEQUENT EVENTS

On August 2, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share of common stock.  The dividend is payable on September 15, 2011 to stockholders of record as of the close of business on August 15, 2011.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2011	$850	$292	$(490)(a	)	$652

Year ended June 30, 2010	$991	$(84)	$(57)(a	)	$850

Year ended June 30, 2009	$1,457	$477	$(943)(a	)	$991

Accrual for restructuring
Year ended June 30, 2011	$313	$1,082	$(1,136)(b	)	$259

Year ended June 30, 2010	$-	$3,353	$(3,040)(b	)	$313

Year ended June 30, 2009	$116	$16	$(132)(b	)	$-

Deferred tax assets valuation allowance
Year ended June 30, 2011	$16,136	$5,999	$1,671(c	)	$23,806

Year ended June 30, 2010	$14,446	$1,662	$28(c	)	$16,136

Year ended June 30, 2009	$13,401	$1,981	$(936)(c	)	$14,446

(a)  Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b) Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c) Impact of change in exchange rate between Brazilian reals and Canadian dollars to U.S. dollars.