Form 10-Q
period 2011-09-30
BUCKEYE TECHNOLOGIES INC
filed 2011-10-31
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                              (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 28, 2011, there were outstanding 39,344,628 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30
	2011	2010
Net sales	$240,067	$202,075
Cost of goods sold	183,215	165,762
Gross margin	56,852	36,313

Selling, research and administrative expenses	12,339	11,671
Amortization of intangibles and other	496	479
Restructuring costs	-	552
Other operating income	-	(7)
Operating income	44,017	23,618

Net interest expense and amortization of debt costs	(3,311)	(3,597)
Gain (loss) on foreign exchange and other	502	(614)

Income before income taxes	41,208	19,407
Income tax expense (benefit)	101	(45,018)

Net income	$41,107	$64,425

Earnings per share
Basic	$1.03	$1.61
Diluted	$1.02	$1.59

Cash dividends per share	$0.06	$0.04

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2011	June 30 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,794	$30,494
Accounts receivable – net	135,322	140,582
Inventories – net	101,588	91,024
Deferred income taxes and other	11,396	12,216
Total current assets	281,100	274,316

Property, plant and equipment	1,135,471	1,151,045
Less accumulated depreciation	(620,728)	(620,577)
Property, plant and equipment – net	514,743	530,468
Goodwill	2,425	2,425
Deferred income taxes	44,970	32,741
Intellectual property and other, net	29,026	29,901
Total assets	$872,264	$869,851

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$37,728	$41,437
Accrued expenses	60,418	71,722
Total current liabilities	98,146	113,159

Long-term debt	90,351	96,921
Accrued postretirement benefits	25,074	25,336
Deferred income taxes	5,438	7,968
Payable related to exchange of alternative fuel mixture credits	54,956	39,494
Other liabilities	7,344	7,676
Stockholders’ equity	590,955	579,297
Total liabilities and stockholders’ equity	$872,264	$869,851

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2011	2010
Operating activities
Net income	$41,107	$64,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,026	11,974
Amortization	651	677
Deferred income taxes	(13,632)	(65,435)
Payable for exchange of alternative fuel mixture credits	15,462	41,144
Stock based compensation expense	966	935
Excess tax benefit from stock based compensation	(765)	(10)
Other	726	79
Changes in operating assets and liabilities:
Accounts receivable	(1,462)	(1,376)
Income tax and alternative fuel mixture credits receivable	-	43,843
Inventories	(12,447)	(9,749)
Other assets	359	897
Accounts payable and other current liabilities	(15,527)	(5,364)
Net cash provided by operating activities	28,464	82,040
Investing activities
Purchases of property, plant and equipment	(10,713)	(11,916)
Other	(51)	(68)
Net cash used in investing activities	(10,764)	(11,984)
Financing activities
Net payments under lines of credit	(6,570)	(72,530)
Purchase of treasury shares	(8,648)	-
Excess tax benefit from stock based compensation	765	10
Net proceeds from sale of equity interests	638	41
Payment of dividend	(2,410)	(1,617)
Other	(469)	-
Net cash used in financing activities	(16,694)	(74,096)
Effect of foreign currency rate fluctuations on cash	1,294	4,319
Increase in cash and cash equivalents	2,300	279
Cash and cash equivalents at beginning of period	30,494	22,121
Cash and cash equivalents at end of period	$32,794	$22,400

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2011 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

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

Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas in which the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, allowance for doubtful accounts, inventory reserves, income tax assets and liabilities and contingent liabilities.

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

Three Months Ended September 30		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$183,422	$64,685	$(8,040)	$240,067
	2010	142,792	68,120	(8,837)	202,075
Operating income (loss)	2011	43,831	2,328	(2,142)	44,017
	2010	22,140	4,603	(3,125)	23,618
Depreciation and amortization of intangibles	2011	8,359	4,217	946	13,522
	2010	7,787	3,727	939	12,453
Capital expenditures	2011	8,985	1,689	39	10,713
	2010	10,903	782	231	11,916

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.

NOTE 3: RESTRUCTURING COSTS

During the second quarter of fiscal year 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  The total cost of this program was $797 of which $552 was expensed in the first quarter of fiscal year 2011 and $69 remains to be paid.  Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.

NOTE 4: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualifies for the $1.01 non-refundable CBC.  We received a cellulosic biofuel producer registration number which allowed us to amend the tax return for the year ended June 30, 2009 to claim CBC on black liquor produced and used in the business from January 1, 2009 until February 11, 2009 before we began mixing diesel with black liquor.  For the quarter ended September 30, 2010, we recognized an income tax benefit in our consolidated statement of operations of $20,462 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009.

We also received Form 637 CB Registration approval during the year ended June 30, 2011, which included additional guidance on converting alternative fuel mixture credits (“AFMC”) for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs.  For any gallon of fuel, the $0.50 AFMC may be exchanged for the $1.01 CBC by repaying the $0.50 credit, with interest, for any gallon of fuel for which the $0.50 credit was claimed and received by us.  Our prior tax returns will have to be amended to claim the CBC.

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

For the three months ended September 30, 2011, we recognized an additional $12,887 of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our updated expected ability to utilize the CBC prior to expiration.  We may recognize up to an additional $10,739 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

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

As of September 30, 2011 and June 30, 2011, we had recorded a liability of $98,813 and $57,850, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of September 30, 2011and June 30, 2011 was $43,857 and $18,356, respectively, included in accrued expenses, and the noncurrent portion was $54,956 and $39,494, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations.  For the three months ended September 30, 2011, and September 30, 2010, we recorded $2,673 and $550 of interest expense, respectively.

NOTE 5:  INVENTORIES

Inventories are valued at the lower of cost or market.  The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out basis.  Other manufactured products and raw materials are generally valued on an average cost basis.  Manufactured inventory costs include material, labor and manufacturing overhead.  Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products.  Fluff pulp, BICO fibers and latex binder are the principal raw materials used in our nonwoven materials products.  We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.

The components of inventory consist of the following as of the dates indicated:

	September 30, 2011	June 30, 2011

Raw materials	$34,209	$30,602
Finished goods	40,808	33,968
Storeroom and other supplies	26,571	26,454
Total inventories	$101,588	$91,024

NOTE 6:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity in 2016.  At September 30, 2011 and June 30, 2011, long-term debt consisted of borrowings outstanding against the credit facility of $90,351 and $96,921, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At September 30, 2011, we were in compliance with the financial covenants under the credit facility.

At September 30, 2011, we had $205,598 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

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

As of September 30, 2011 and June 30, 2011, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at September 30, 2011 were both $90,351 and at June 30, 2011 were both $96,921.  The fair value of the long-term debt at September 30, 2011 and June 30, 2011 approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the three months ended September 30, 2011 and 2010, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following tables present the impact of derivative instruments and their location within the unaudited condensed consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships:
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010	2011	2010
Natural gas hedges	$-	$(10)	$-	$(21)	$-	$-
Currency hedge	-	(577)	-	69	-	-
Total	$-	$(587)	$-	$48	$-	$-
(a) Amounts related to natural gas contracts are included in cost of goods sold and amounts related to the currency hedge are included in net interest expense and amortization of debt costs.

NOTE 9:  COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:
	Three Months Ended September 30
	2011	2010
Net income	$41,107	$64,425
Foreign currency translation adjustments – net	(20,188)	11,728
Unrealized gains (losses) on hedging activities - net	-	(334)
Comprehensive income, net of tax	$20,919	$75,819

For the three months ended September 30, 2011, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(6,616), the Brazilian real of $(10,685) and the Canadian dollar of $(2,887).

For the three months ended September 30, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $9,334, the Brazilian real of $1,442 and the Canadian dollar of $952.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2011	$(253)	$60,918	$(3,662)	$57,003
Changes in value	-	(20,188)	-	(20,188)
Reclassification into earnings	-	-	-	-
Balance at September 30, 2011	$(253)	$40,730	$(3,662)	$36,815

NOTE 10:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30
	2011	2010
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$41,107	$64,425
Less: Distributed and undistributed income allocated to participating securities	(606)	(1,186)
Distributed and undistributed income available to shareholders	$40,501	$63,239

Denominator:
Basic weighted average shares outstanding	39,358	39,352

Basic earnings per share	$1.03	$1.61

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$41,107	$64,425
Less: Distributed and undistributed income allocated to participating securities	(606)	(1,186)
Distributed and undistributed income available to shareholders	$40,501	$63,239

Denominator:
Basic weighted average shares outstanding	39,358	39,352
Effect of dilutive stock options and non-participating securities	481	364
Diluted weighted average shares outstanding	39,839	39,716

Diluted earnings per share	$1.02	$1.59

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 0 for the three months ended September 30, 2011 and 286,381 for the three months ended September 30, 2010.

NOTE 11:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $966 for the three month period ended September 30, 2011 and $935 for the three month period ended September 30, 2010.

During the three month period ended September 30, 2011 we granted 64,715 shares of restricted stock, 47,959 shares of performance based restricted stock and options to purchase 97,981 shares of stock.  All grants vest over a three year period.  The fair value of the restricted stock was $28.49 per share, the closing price of our common stock on the date of grant.  The fair value of the performance based restricted stock was $21.92 per share, based on a Monte-Carlo simulation.  The weighted average fair value of the stock option awards, using the Black-Scholes option pricing model, was $18.37 per share using the following key assumptions:

Expected lives	6.0 years
Expected volatility	0.73
Risk-free interest rate	1.92%
Dividend yield	0.084%

The 2011 Annual Report contains a complete discussion of the methodologies employed in developing the assumptions used in determining the fair value of the option awards.

NOTE 12:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2011, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2011, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2011 and German tax filings for the years ended June 30, 2004 through June 30, 2011.  We are currently under a US income tax audit for the years ended June 30, 2009 and June 30, 2010.

During the three months ended September 30, 2011, we recorded tax benefits of $12,887 for exchange of CBCs from AFMCs.   During the three months ended September 30, 2010, we recorded tax benefits of $20,462 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of CBCs from AFMCs.  See additional discussion at Note 4 to the condensed consolidated financial statements.

The net deferred tax asset balance changed from $29,485 on June 30, 2011 to $44,244 on September 30, 2011.  $12,446 of the $14,759 change was due to the increase in the expected alternative fuel mixture credit conversion to cellulosic biofuel credits.

We decreased our valuation allowance related to state net operating loss carryforwards by $499 during the three months ended September 30, 2011 as a result of improved results in the respective state.

During the three months ended September 30, 2011, we recorded a tax benefit of $750, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

Our effective tax rates for the three month period ended September 30, 2011 was 0.24%.  Our effective tax rate for the same period in 2010 was (232.0)%.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2011	2010
Expected tax expense at 35%	$14,423	$6,792
Cellulosic biofuel credits – black liquor without diesel	-	(20,462)
Cellulosic biofuel credits – exchanged from alternative fuel mixture credits	(12,887)	(31,162)
Energy investment tax credits	(750)	(887)
Change in valuation allowance	(467)	812
Other	(218)	(111)
Income tax (benefit) expense	$101	$(45,018)

NOTE 13:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended September 30
	2011	2010
Service cost for benefits earned	$116	$117
Interest cost on benefit obligation	320	316
Amortization of unrecognized prior service cost	(129)	(131)
Actuarial loss	93	96
Total cost	$400	$398

NOTE 14:  CONTINGENCIES

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

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,471 real ($1,333 at September 30, 2011 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  In the event that we are unsuccessful in the appeals process, we would incur interest expense in addition to taxes and penalties of approximately 1,654 real ($892 at September 30, 2011 exchange rates).  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 774 real ($417 at September 30, 2011 exchange rates) of the taxes and penalties that were assessed.  On August 16, 2011 Americana received an Infraction Document from the Sao Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2010 through December 31, 2010.  On September 14, 2011, we filed our objection to 783 real ($422 at September 30, 2011 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objections and our petition will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 15:  SUBSEQUENT EVENTS

On October 25, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share of common stock.  The dividend is payable on December 15, 2011 to stockholders of record as of the close of business on November 15, 2011.

On October 25, 2011 we announced that our Board of Directors approved funding to increase the high-end specialty wood pulp capacity by 42,000 tons at our Foley Plant.  The cost of the project is expected to be approximately $79 million with an anticipated rate of return of 15% to 20%.  Engineering and design work is nearing completion, and construction is expected to begin in January 2012 with project startup planned for December 2012.  This investment will be funded by cash flow from operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2011 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years (e.g., “2012”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three month period ended September 30, 2011 to the three months ended September 30, 2010.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	pricing fluctuations and worldwide economic conditions;
•	dependence on large customers;
•	fluctuation in the costs of raw materials and energy resources;
•	competition;
•	changes in the net benefit realized from the alternative fuel mixture credit;
•	changes in fair values of long-lived assets;
•	inability to predict the scope of future environmental compliance costs or liabilities;
•	inability to predict the scope of future restructuring costs or liabilities; and
•	the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, completing  the Foley Energy Project, successful execution of the just announced high-end specialty wood pulp expansion project, identifying new initiatives that support profitable, sustainable growth, addressing under-performing assets and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to stockholders.

Net sales for the three months ended September 30, 2011 were $240 million, an increase of $38 million or 19% versus net sales of $202 million during the same period in 2010 due to higher selling prices and increased shipment volume in our Specialty Fibers segment.   Average selling prices were up more than 20% on our high-end wood and cotton dissolving pulp and customized fiber products compared to the year-ago quarter while fluff pulp prices increased by $23 per ton between these two periods.  Shipment volume was up 51% at our two cotton linter pulp plants as we entered the quarter in a much stronger inventory position in cotton linters than we did a year ago.

Operating income for the three months ended September 30, 2011 was $44.0 million, which was $20.4 million higher than the same period in 2010.  This improvement was largely driven by higher selling prices and increased cotton linter pulp shipment volume.  Aside from cotton linter costs, which have increased significantly in North America versus the same period a year ago, cost inflation for chemicals, transportation, wood and other raw materials was modest while energy prices were stable.  Gross margin improved from 18.0% to 23.7% as a percentage of sales.

Net earnings for the three months ended September 30, 2011 of $41.1 million or $1.02 per diluted share were $23.3 million or $0.57 per diluted share less than the same period a year ago.  The improvement in operating income was offset by a reduction in the net benefit from the cellulosic biofuel credit (“CBC”), which decreased by $40.1 million or $1.01 per diluted share compared to $11.2 million or $0.28 per diluted share in the just completed quarter.

Net cash provided by operating activities for the three months ended September 30, 2011of $28.5 million decreased by $53.6 million compared to the same period a year ago.  In July 2010, we received our fiscal 2010 tax refund of $67.1 million, of which most was attributable to AFMC credits.  Excluding the impact of these tax refunds, cash flow from operations was $13.5 million higher than in the same period last year due to increased earnings.  Net cash used in investing activities decreased $1.2 million compared to the same period last year.  Strong cash flow during the quarter enabled us to reduce debt by $6.6 million, increase our quarterly cash dividend to $2.4 million and repurchase $8.6 million of our common stock.  We also paid a record bonus to all of our employees reflecting our record 2011 performance.

We continue to work toward addressing under-performing assets. In the Nonwovens business, we are making progress on the work to transition the customers of our Delta, B.C., Canada airlaid plant to our other two nonwovens facilities following its closure.  It will take engineering, equipment installation, and product qualification to quantify the amount that can be transferred.  We have also started the process of marketing the land and building for sale.  We remain on schedule to close this facility in December 2012.  In the Specialty Fibers business, we are working on three potential options for our Americana business, which are to incorporate flexibility to use other raw materials, sell the facility to a strategic buyer or close the plant.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three months ended September 30, 2011 and 2010.

(millions)	Three Months Ended September 30
	2011	2010	Change	% Change
Net sales	$240.1	$202.1	$38.0	18.8%
Cost of goods sold	183.2	165.8	17.4	10.5%
Gross margin	56.9	36.3	20.6	56.7%
Selling, research and administrative expenses	12.4	11.7	0.7	6.0%
Amortization of intangibles and other	0.5	0.5	-	-
Restructuring costs	-	0.5	(0.5)	(100.0)%
Operating income	$44.0	$23.6	$20.4	86.4%

            Net sales for the three months ended September 30, 2011 increased $38.0 million or 18.8% compared to the three months ended September 30, 2010.  Higher selling prices in both segments drove the improvement.  Higher specialty cotton fibers shipment volume contributed to the improvement but was partially offset by lower nonwovens materials shipment volume.  In addition, exchange rates in Europe were also favorable.

Gross margin was significantly higher for the three months ended September 30, 2011 versus the comparable prior year period.  The improvement primarily resulted from higher selling prices.  Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters.  Raw material costs increased significantly for both our cotton specialty fibers and nonwovens products compared to the year ago quarter.  Wood costs were only modestly higher.  Chemical, transportation and direct costs were also up versus the prior year.

Selling, research and administrative expenses increased for the three months ended September 30, 2011 versus the same period in the prior year, primarily as a result of higher employee costs.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three months ended September 30, 2011 and 2010.

(millions)	Three Months Ended September 30
	2011	2010	Change	% Change
Net sales	$183.4	$142.8	$40.6	28.4%
Operating income	43.8	22.1	21.7	98.2%

Net sales were up substantially for the three months ended September 30, 2011 versus the comparable prior year period.  Higher pricing for the specialty fibers segment compared to the same period a year ago and increased shipment volumes for specialty cotton fibers were the main drivers of this improvement.  For the three months ended September 30, 2011 versus the same period in 2010, fluff pulp pricing increased by $23 per ton and prices for high-end specialty wood grades were up 23%, reflecting strong market conditions.  Prices for specialty cotton grades were up 26% as higher costs for cotton linters were passed through based on provisions included in our long-term sales agreements.  As of September 30, 2011, more than 90% of our Memphis Plant’s specialty cotton fibers business is committed to contracts that allow us to commit to longer procurement agreements for cotton linters.  This has provided improved control of cost and flow of products to our customers.

Operating income almost doubled for the three months ended September 30, 2011 versus the prior year comparable period, with the improvement driven by higher pricing and higher volume.  Improved capacity utilization at our Memphis specialty cotton fibers plant also contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters.  Partially offsetting these items for the three month comparison were higher raw material, chemical, transportation and direct cost spending.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three months ended September 30, 2011 and 2010.

(millions)	Three Months Ended September 30
	2011	2010	Change	% Change
Net sales	$64.7	$68.1	$(3.4)	(5.0)%
Operating income	2.3	4.6	(2.3)	(50.0)%

Nonwoven materials sales decreased during the three months ended September 30, 2011 versus the prior year comparable period.  Higher selling prices and favorable exchange rates were more than offset by lower shipment volume.

Operating income decreased $2.3 million for the three months ended September 30, 2011 versus the comparable prior year period due to lower shipments and higher raw material prices.  The results were also significantly impacted by a production issue that resulted in a large amount of non-prime product.  This impacted operating income by $2.2 million.

We are making progress on the work to transition a portion of our current Delta customers to our other two nonwovens facilities following the closure of the Delta, BC facility in December 2012.  We are working closely with all Delta customers to meet their needs during the transition.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.

The following tables compare corporate net sales and operating (loss) income for the three months ended September 30, 2011 and 2010.

(millions)	Three Months Ended September 30
	2011	2010	Change	% Change
Net sales	$(8.0)	$(8.8)	$0.8	9.1%
Operating (loss) income	(2.1)	(3.1)	1.0	32.3%

The operating loss for the three months ended September 30 consists of:

	Three Months Ended September 30
(millions)	2011	2010
Unallocated at-risk compensation	$(1.0)	$(0.8)
Unallocated stock-based compensation	(0.9)	(0.9)
Intellectual property amortization	(0.5)	(0.5)
Gross margin on intercompany sales	0.3	(0.4)
Restructuring costs	-	(0.5)
Alternative fuel mixture credits	-	-
Operating (loss) income	$(2.1)	$(3.1)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.3 million for the three months ending September 30, 2011 versus the prior year comparable period.  Net interest expense decreased $2.1 million due to the reduction in average debt outstanding of approximately $76 million for the three months ended September 30, 2011 versus September 30, 2010and lower interest rates after the redemption in October 2010 of the last $140 million of our 8.5% 2013 senior notes.  These favorable reductions were mostly offset as we recorded $2.7 million of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits during the three months ended September 30, 2011 versus $0.6 million during the three months ended September 30, 2010.

Income tax

Our effective tax rates for the three month periods ended September 30, 2011 and 2010 were 0.24% and(232.0)%, respectively.

During the three months ended September 30, 2011, we recorded tax benefits of $12.9 million for additional benefit expected from exchange of AFMCs for CBCs.   During the three months ended September 30, 2010, we recorded tax benefits of $20.5 million for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of AFMCs for CBCs.  See additional discussion at Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

The net deferred tax asset balance changed from $29.5 million on June 30, 2011 to $44.2 million on September 30, 2011, primarily as a result of the change in the estimated amount of AFMCs expected to be converted to CBCs and deferred tax adjustments related to the 2011 year.

Financial Condition

Liquidity and capital resources

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

On September 30, 2011, we had $32.8 million of cash and cash equivalents and $205.6 million borrowing capacity on our credit facility.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next twenty-four months.

Treasury shares

At September 30, 2011, a total of 6.1 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We repurchased 0.4 million shares during the three months ended September 30, 2011.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30
(millions)	2011	2010
Operating activities:
Net income	$41.1	$64.4
Noncash charges and credits, net	1.0	(10.8)
Changes in operating assets and liabilities, net	(13.6)	28.4
Net cash provided by operating activities	28.5	82.0

Investing activities:
Purchases of property, plant and equipment	(10.7)	(11.9)
Other investing activities	(0.1)	(0.1)
Net cash used in investing activities	(10.8)	(12.0)

Financing activities:
Net borrowings under lines of credit	(6.6)	(72.5)
Purchase of treasury shares	(8.6)	-
Net proceeds from sale of equity interests	0.6	-
Payment of dividend	(2.4)	(1.6)
Other	0.3	-
Net cash used in financing activities	(16.7)	(74.1)

Effect of foreign currency rate fluctuations on cash	1.3	4.3

Net increase in cash and cash equivalents	$2.3	$0.3

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2011 was $53.5 million less than for the comparable prior year period.  In July 2010, we received our fiscal 2010 tax refund of $67.1 million, of which most was attributable to AFMC credits.  While gross margin was significantly higher relative to the same period a year ago, this was offset by an increase in working capital as we rebuilt inventory to more sustainable levels during the first three months of the current fiscal year.

Net cash used in investing activities

Purchases of property, plant and equipment decreased $1.2 million during the three months ended September 30, 2011 versus the comparable prior year period.  Spending on the Foley Energy Project accounted for $1.4 million of our capital spending for the three months ended September 30, 2011 versus $5.0 million in the comparable prior year period.  Through September 30, 2011, we have spent $45.3 million ($43.5 million in capital and $1.8 million in expense) of this three-year, $49 million project.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  In October 2011, the Board of Directors approved the Foley Transformer Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $79 million of which $43 million is expected to be spent in the current fiscal year.  We now expect our capital spending will be approximately $107 million in fiscal year 2012.

Net cash used in financing activities

During the three months ended September 30, 2011, we paid cash dividends ($0.06 per share) in the aggregate amount of $2.4 million.  During the three months ended September 30, 2010, we paid cash dividends ($0.04 per share) in the aggregate amount of $1.6 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of September 30, 2011.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2012(1)	2013 and 2014	2015 and 2016	Thereafter

Long-term obligations (2)	$98.4	$1.5	$4.0	$92.9	$-
Operating lease obligations	1.7	1.1	0.5	0.1	-
Timber commitments	205.2	17.6	51.7	47.2	88.7
Other purchase commitments (3)	36.3	20.9	12.5	2.9	-
Total contractual cash obligations	$341.6	$41.1	$68.7	$143.1	$88.7
(1)	Cash obligations for the remainder of 2012.

(2)	Amounts include related interest payments. Interest payments of $8.0 million for variable debt are based on the effective annual rate as of September 30, 2011 of 2.2%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2011.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 19, Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated herein by this reference.  There have been no material changes in our quantitative and qualitative market risks since June 30, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2011 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended September 30, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At September 30, 2011, we have remaining approximately 4.9 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the quarter ending September 30, 2011.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				5,235,900
July 1 – July 31, 2011	-	-	-	5,235,900
August 1 – August 31, 2011	350,455	$24.31	350,455	4,885,445
September 1 – September 30, 2011	5,411	23.98	5,411	4,880,034
Total	355,866	$24.30	355,866	4,880,034

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: October 31, 2011

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: October 31, 2011

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema