Form 10-Q
period 2011-12-31
BUCKEYE TECHNOLOGIES INC
filed 2012-02-03
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                          (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 1, 2012, there were outstanding 39,343,163 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net sales	$227,097	$209,516	$467,164	$411,591
Cost of goods sold	172,662	165,090	355,877	330,852
Gross margin	54,435	44,426	111,287	80,739

Selling, research and administrative expenses	11,348	11,836	23,687	23,507
Amortization of intangibles and other	500	486	996	965
Asset impairment loss	50,711	-	50,711	-
Goodwill impairment loss	2,425	-	2,425	-
Restructuring costs	-	570	-	1,122
Other operating income	-	(39)	-	(46)
Operating income (loss)	(10,549)	31,573	33,468	55,191

Net interest expense and amortization of debt costs	(898)	(1,717)	(4,209)	(5,314)
Loss on early extinguishment of debt	-	(3,649)	-	(3,649)
Gain (loss) on foreign exchange and other	(19)	(199)	483	(813)

Income (loss) before income taxes	(11,466)	26,008	29,742	45,415
Income tax expense (benefit)	(6,027)	8,955	(5,926)	(36,063)

Net income (loss)	$(5,439)	$17,053	$35,668	$81,478

Earnings (loss) per share
Basic	$(0.14)	$0.42	$0.89	$2.03
Diluted	$(0.14)	$0.42	$0.88	$2.01

Cash dividends per share	$0.06	$0.04	$0.12	$0.08

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31 2011	June 30 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,998	$30,494
Accounts receivable – net	136,571	140,582
Inventories – net	106,756	91,024
Deferred income taxes and other	14,328	12,216
Total current assets	293,653	274,316

Property, plant and equipment	1,091,083	1,151,045
Less accumulated depreciation	(615,063)	(620,577)
Property, plant and equipment – net	476,020	530,468
Goodwill	-	2,425
Deferred income taxes	48,670	32,741
Intellectual property and other, net	14,138	29,901
Total assets	$832,481	$869,851

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,846	$41,437
Accrued expenses	40,323	71,722
Other current liabilities	863	-
Total current liabilities	74,032	113,159

Long-term debt	86,840	96,921
Accrued postretirement benefits	24,750	25,336
Deferred income taxes	5,531	7,968
Payable related to exchange of alternative fuel mixture credits	53,389	39,494
Other liabilities	7,347	7,676
Stockholders’ equity	580,592	579,297
Total liabilities and stockholders’ equity	$832,481	$869,851

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31
	2011	2010
Operating activities
Net income	$35,668	$81,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,817	24,106
Amortization	1,306	1,318
Loss on impairment of assets	50,711	-
Loss on goodwill impairment	2,425	-
Loss on early extinguishment of debt	-	3,649
Deferred income taxes	(16,141)	(65,855)
Noncurrent alternative fuel mixture credits refund payable	13,895	41,144
Insurance proceeds applied to capital investments	-	(161)
Stock based compensation expense	2,211	2,135
Excess tax benefit from stock based compensation	(1,553)	(445)
Other	1,014	855
Changes in operating assets and liabilities:
Accounts receivable	537	6,462
Income tax and alternative fuel mixture credits receivable	-	51,767
Inventories	(18,793)	(16,814)
Other assets	(2,888)	1,829
Accounts payable and other current liabilities	(40,815)	(25,565)
Net cash provided by operating activities	53,394	105,903
Investing activities
Purchases of property, plant and equipment	(24,299)	(31,436)
Proceeds from insurance settlement related to capital investments	-	161
Other	(126)	(207)
Net cash used in investing activities	(24,425)	(31,482)
Financing activities
Net (payments) borrowings under lines of credit	(10,081)	66,496
Payments of long-term debt and other	-	(140,000)
Payments for debt issuance costs	-	(2,586)
Payments related to early extinguishment of debt	-	(1,984)
Purchase of treasury shares	(10,589)	-
Excess tax benefit from stock based compensation	1,553	445
Net proceeds from sale of equity interests	1,640	2,379
Payment of dividend	(4,784)	(3,222)
Other	(469)	-
Net cash used in financing activities	(22,730)	(78,472)
Effect of foreign currency rate fluctuations on cash	(735)	7,082
Increase in cash and cash equivalents	5,504	3,031
Cash and cash equivalents at beginning of period	30,494	22,121
Cash and cash equivalents at end of period	$35,998	$25,152

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2011 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

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

Three Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$176,660	$58,307	$(7,870)	$227,097
	2010	155,323	62,427	(8,234)	209,516
Operating income (loss)	2011	41,920	2,765	(57,659)	(12,974)
	2010	34,445	817	(3,689)	31,573
Depreciation and amortization of	2011	8,325	4,009	957	13,291
intangibles	2010	8,160	3,506	953	12,619
Total assets	2011	482,236	193,950	156,295	832,481
	2010	498,015	211,874	134,657	844,546
Capital expenditures	2011	11,510	1,674	402	13,586
	2010	17,362	1,789	369	19,520

Six Months Ended December 31		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2011	$360,082	$122,992	$(15,910)	$467,164
	2010	298,115	130,547	(17,071)	411,591
Operating income (loss)	2011	85,751	5,093	(59,801)	31,043
	2010	56,585	5,420	(6,814)	55,191
Depreciation and amortization of	2011	16,684	8,226	1,903	26,813
intangibles	2010	15,947	7,233	1,892	25,072
Total assets	2011	482,236	193,950	156,295	832,481
	2010	498,015	211,874	134,657	844,546
Capital expenditures	2011	20,495	3,363	441	24,299
	2010	28,265	2,571	600	31,436

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, goodwill impairment, asset impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, asset impairment, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment.  We account for intersegment sales as if the sales were to third parties.

NOTE 3:  ASSET IMPAIRMENT  LOSS

Americana, Brazil facility

As a result of a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at this facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” as of December 31, 2011.  The results of this test indicated that the Americana assets were impaired as the estimated fair value was less than the carrying value.  The fair value was based on the discounted projected cash flows from the continued operation of the waste water treatment facility plus the estimated value in exchange of the remaining assets.  Based on this evaluation, and after writing-off recoverable tax assets of $11,945 and inventory of $1,006, which at December 31, 2011 had minimal future use, we determined that the long-lived assets associated with this operation, which have a carrying value of $42,007, were impaired and wrote them down to their fair value of $5,920, resulting in a total impairment charge of $49,038.  The impairment occurred in the second quarter of 2012 and is recorded in asset impairment loss on the consolidated statements of operations.

On January 12, 2012, we announced our decision to close our specialty fibers Americana, Brazil cotton linter pulp production line, effective immediately.  Our decision was due to the facility’s uncompetitive cost position for the products it makes, primarily driven by the high cost of its cotton linter raw material supply.  As a result of this closure, approximately 60 positions will be eliminated.  We will continue to operate the waste water treatment facility for the shared industrial site while we continue discussions with interested parties for the sale of the facility.

King, North Carolina facility

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the King facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” as of December 31, 2011.  Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations.  The results of the recoverability test indicated that the King facility’s assets were impaired as the estimated fair value was less than the carrying value.  The fair value was estimated based on the value in exchange for the facility.  Based on this evaluation, and after reducing the value of certain other assets by $391, we determined that the long-lived assets associated with this operation, which have a carrying value of $1,434, were impaired and wrote them down to their fair value of $152, resulting in an impairment charge of $1,282 in the second quarter of 2012.  The total loss of $1,673 is recorded in asset impairment loss on the consolidated statements of operations at December 31, 2011.  In addition, the goodwill of $2,425 associated with this facility was considered impaired and was written off in the quarter resulting in an impairment charge of $2,425.  The carrying value of the assets remaining after the impairment charge totaling $6,576 and related liabilities of $863 for the Merfin System’s business have been reclassified on the balance sheet as other current assets and other current liabilities as of December 31, 2011, as the business is expected to be sold within the next twelve months.

On January 18, 2012, we announced that we signed a definitive agreement to sell the assets and ongoing operations of the Merfin Systems business.

Goodwill and asset impairment loss summary table

The goodwill and asset impairment losses described above are summarized in the table below:

Goodwill and asset impairment loss	Net book value as of December 31, 2011	Revised net book value as of December 31, 2011	Impairment loss for period ended December 31, 2011
Americana, Brazil facility
Property, Plant & Equipment	$42,007	$5,920	$36,087
Inventory	1,214	208	1,006
Recoverable taxes	14,019	2,074	11,945
Totals	57,240	8,202	49,038

King, North Carolina facility
Property, Plant & Equipment	1,434	152	1,282
Goodwill	2,425	-	2,425
Other current assets	2,391	2,000	391
Totals	6,250	2,152	4,098

Grand Totals	$63,490	$10,354	$53,136

NOTE 4: RESTRUCTURING COSTS

During the second quarter of fiscal year 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  During the three months and six months ended December 31, 2010, $370 and $922 were expensed, respectively.  In June 2011, we announced our decision to close the Delta plant at the end of calendar 2012.  This closure will result in additional restructuring costs in calendar year 2012.  During 2010, we implemented a restructuring program to sharpen our focus on key priorities which included reducing selling, research and administrative expenses.  During the three and six months ended December 31, 2010, $200 was expensed  related to this program.   Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.

NOTE 5: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010 qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualified for CBC.  For the six months ended December 31, 2010, we recognized an income tax benefit in our consolidated statement of operations of $20,462 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009 before we began mixing diesel with black liquor.

We also received Form 637 CB Registration approval during the year ended June 30, 2011, which included additional guidance on converting alternative fuel mixture credits (“AFMC”) for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs.  Converting the AFMCs to CBC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56,278, less interest paid to the IRS.  Utilization of this additional benefit is dependent on cash tax liabilities subject to annual tax credit limitations on taxable income for tax years ending June 30, 2011 through June 30, 2016 when the credit carryforward period would expire.  We intend to amend our tax returns for 2009 and 2010, as necessary, to exchange the AFMC previously claimed during those years for the more advantageous CBC to the extent we believe the CBC can be utilized prior to expiration.

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

For the six months ended December 31, 2011, we recognized an additional $9,420, or $0.24 per diluted share, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our updated expected ability to utilize the CBC prior to expiration.  This amount consists of an additional CBC benefit of $12,887, or $0.32 per diluted share, for the three months ended September 30, 2011 as a result of increases to the Company’s future projected taxable income which was offset by a reduction in CBC benefit of $3,467, or $0.09 per diluted share, for the three months ended December 31, 2011 as a result of consideration for a significant deduction regarding the Americana facility and the related impact on future taxable income.  We may recognize up to an additional $14,207 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

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

As of December 31, 2011 and June 30, 2011, we had recorded a liability of $86,825 and $57,850, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of December 31, 2011and June 30, 2011 was $33,435 and $18,356, respectively, included in accrued expenses, and the noncurrent portion was $53,390 and $39,494, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations.  For the three and six months ended December 31, 2011, we recorded $186 and $2,859 of interest expense, respectively.  For the three and six months ended December 31, 2010, we recorded $600 and $1,150 of interest expense, respectively.

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

The components of inventory consist of the following as of the dates indicated:

	December 31, 2011	June 30, 2011

Raw materials	$38,259	$30,602
Finished goods	42,406	33,968
Storeroom and other supplies	26,091	26,454
Total inventories	$106,756	$91,024

NOTE 7:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity period.  At December 31, 2011 and June 30, 2011, long-term debt consisted of borrowings outstanding against the credit facility of $86,840 and $96,921, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At December 31, 2011, we were in compliance with the financial covenants under the credit facility.

At December 31, 2011, we had $209,109 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

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

As of December 31, 2011 and June 30, 2011, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at December 31, 2011 were both $86,840 and at June 30, 2011 were both $96,921.  The fair value of the long-term debt at December 31, 2011 and June 30, 2011 approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the six months ended December 31, 2011 and 2010, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 9:  INSURANCE RECOVERIES

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned complete shutdown of the facility.  In July 2010, we experienced additional downtime when additional electrical control components damaged by the voltage surge failed.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $5,719, including business interruption and property damage.  After satisfying our $2,000 deductible, we received a settlement of $3,719 which we recorded to cost of goods sold during the three months ended December 31, 2010.

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

NOTE 10:  COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net income	$(5,439)	$17,053	$35,668	$81,478
Foreign currency translation adjustments – net	(3,533)	1,172	(23,720)	12,900
Unrealized gains (losses) on hedging activities - net	-	76	-	(258)
Comprehensive income, net of tax	$(8,972)	$18,301	$11,948	$94,120

For the three and six months ended December 31, 2011, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($3,955) and ($10,570), the Brazilian real of ($380) and ($2,085) and the Canadian dollar of $802 and ($11,065).

For the three and six months ended December 31, 2010, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of ($1,953) and $7,381, the Brazilian real of $1,396 and $2,838 and the Canadian dollar of $1,729 and $2,681.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2011	$(253)	$60,918	$(3,662)	$57,003
Changes in value	-	(23,720)	-	(23,720)
Reclassification into earnings	-	-	-	-
Balance at December 31, 2011	$(253)	37,198	(3,662)	33,283

NOTE 11:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to shareholders	$(5,439)	$17,053	$35,668	$81,478
Less: Distributed and undistributed income allocated to participating securities	-	(311)	(520)	(1,495)
Distributed and undistributed income available to shareholders	$(5,439)	$16,742	$35,148	$79,983

Denominator:
Basic weighted average shares outstanding	39,260	39,478	39,309	39,415

Basic earnings (loss) per share	$(0.14)	$0.42	$0.89	$2.03

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to shareholders	$(5,439)	$17,053	$35,668	$81,478
Less: Distributed and undistributed income allocated to participating securities	-	(311)	(520)	(1,495)
Distributed and undistributed income available to shareholders	$(5,439)	$16,742	$35,148	$79,983

Denominator:
Basic weighted average shares outstanding	39,260	39,478	39,309	39,415
Effect of dilutive stock options and non-participating securities	-	506	470	435
Diluted weighted average shares outstanding	39,260	39,984	39,779	39,850

Diluted earnings (loss) per share	$(0.14)	$0.42	$0.88	$2.01

There were no stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, for the three and six months ended December 31, 2011.  There were 277,654 such options for the six months ended December 31, 2010.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,245 and $2,211 for the three and six month periods ended December 31, 2011 and $1,200 and $2,135 for the three and six month periods ended December 31, 2010.

During the three month period ended December 31, 2011 we granted 11,277 shares of restricted stock vesting over a three year period.  The fair value of the restricted stock was $31.04 per share, the closing price of our common stock on the date of grant.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2011, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2011, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2011 and German tax filings for the years ended June 30, 2004 through June 30, 2011.  We are currently under a US income tax audit for the years ended June 30, 2009 and June 30, 2010.

During the six months ended December 31, 2011, we recorded tax benefits of $9,420 for exchange of CBCs from AFMCs decreasing the $12,887 tax benefit recorded during the three months ended September 30, 2011 by $3,467 as a result of changes in our projections of future taxable income due to the anticipation of a significant deduction related to a loss on the investment in the Americana facility.  During the six months ended December 31, 2010, we recorded tax benefits of $20,462 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of CBCs from AFMCs.  See additional discussion at Note 5 to the condensed consolidated financial statements.

The net deferred tax asset balance changed from $29,485 as of June 30, 2011 to $47,852 as of December 31, 2011.  The most significant component of this change was due to the increase in the expected alternative fuel mixture credit conversion to cellulosic biofuel credits.

We decreased our valuation allowance related to state net operating loss carryforwards during the three and six months ended December 31, 2011 by $58 and $557, respectively, as a result of improved operating results in the respective state.

During the three and six months ended December 31, 2011, we recorded tax benefits of $904 and $1,654, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

During the three months ended December 31, 2011, we recorded impairment charges related to our Americana facility in Brazil and our Merfin facility in North Carolina.  The tax benefits recorded for the impairment charges related to Americana and Merfin were $23,728 and $588, respectively.

Our effective tax rates for the three and six month periods ended December 31, 2011 were 52.6% and (19.9)%, respectively.  Our effective tax rate for the same periods in 2010 were 34.4% and (79.4)%, respectively.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Expected tax expense at 35%	(4,013)	9,103	$10,410	$15,895
Cellulosic biofuel credits – black liquor without diesel	-	-	-	(20,462)
Cellulosic biofuel credits – exchanged from alternative fuel mixture credits	3,467	-	(9,420)	(31,162)
Impairment of assets	(5,718)	-	(5,718)	-
Energy investment tax credits	(904)	(781)	(1,654)	(1,668)
Change in valuation allowance	328	884	(139)	1,696
Other	817	(251)	601	(362)
Income tax (benefit) expense	(6,027)	8,955	$(5,926)	$(36,063)

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Service cost for benefits earned	$116	$117	$232	$234
Interest cost on benefit obligation	320	316	640	632
Amortization of unrecognized prior service cost	(129)	(131)	(258)	(262)
Actuarial loss	93	96	186	192
Total cost	$400	$398	$800	$796

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit were completed. As a result, we  filed  petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the Secretary of FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  In a recent development, EPA has requested additional data for one parameter.  Gathering that data may delay issuance of that SSAC and the NPDES permit by a year.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2014.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

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

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,471 real ($1,317 at December 31, 2011 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  In the event that we are unsuccessful in the appeals process, we would incur interest expense in addition to taxes and penalties of approximately 1,654 real ($882 at December 31, 2011 exchange rates).  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 774 real ($413 at December 31, 2011 exchange rates) of the taxes and penalties that were assessed.  On August 16, 2011 Americana received an Infraction Document from the Sao Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2010 through December 31, 2010.  On September 14, 2011, we filed our objection to 783 real ($419 at December 31, 2011 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objections and our petition will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 16:  SUBSEQUENT EVENTS

On January 12, 2012, we announced the closure of our specialty fibers Americana, Brazil Cotton linter pulp production line.

On January 18, 2012 we announced that we signed a definitive agreement to sell the assets and ongoing operations of our nonwovens materials Merfin Systems converting business, located in King, North Carolina.  On January 31, 2012 we completed the sale of Merfin Systems.

     On January 24, 2012, our Board of Directors declared a quarterly dividend of $0.07 per share of common stock.  The dividend is payable on March 15, 2012 to stockholders of record as of the close of business on February 15, 2012.

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

Except as otherwise specified, references to years (e.g., “2012”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and six month periods ended December 31, 2011 to the three and six month periods ended December 31, 2010.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	pricing fluctuations and worldwide economic conditions;
•	dependence on large customers;
•	fluctuation in the costs of raw materials and energy resources;
•	competition;
•	changes in the net benefit realized from the alternative fuel mixture credit and cellulosic biofuel credit;
•	changes in fair values of long-lived assets;
•	inability to predict the scope of future environmental compliance costs or liabilities;
•	inability to predict the scope of future restructuring costs or liabilities; and
•	the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.

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

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, completing  the Foley Energy Project, successful execution of the high-end specialty wood pulp expansion project, identifying new initiatives that support profitable, sustainable growth, addressing under-performing assets and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to stockholders.

Net sales for the three months ended December 31, 2011 were $227 million, an increase of $17 million or 8% versus net sales of $210 million during the same period in 2010 due to higher selling prices and increased North American specialty fibers shipment volume.   Average selling prices were up by about 20% on our high-end wood and cotton specialty pulp compared to the year-ago quarter while fluff pulp prices decreased by $47 per ton between these two periods.  Overall, shipment volume was up 1.5% compared to the year ago quarter as increased shipments from our North American wood and cotton specialty fibers plants were partially offset by reduced shipments from our Americana, Brazil cotton linter pulp plant, as we wound down operations there, and from our Nonwovens segment.

During the six months ended December 31, 2011, net sales were $467 million, an increase of  $56 million, or 14%, versus the six months ended December 31, 2010.  This increase was due to higher selling prices and shipment volume.  Year-to-date shipment volume was up 3% compared to the same period a year ago, with specialty fibers shipments up 4% and nonwovens shipment volume reduced by 9%.  On a year-to-date basis, average selling prices were up by more than 20% on our high-end wood and cotton high-end specialty pulp while fluff pulp prices decreased by $13 per ton compared to the same period a year ago.  Nonwovens selling prices were up about 2% year over year.

Operating loss for the three months ended December, 2011 was ($10.5) million, which was $42.1 million lower than the same period in 2010.  Asset and goodwill impairment losses related to the announced closure of our cotton linter pulp production line in Brazil and the announced sale of our Merfin converting business totaled $53.1 million during the quarter compared to zero impairment charges in the year ago period.  Gross margin improved by $10.0 million compared to the same period in 2010 as higher selling prices and increased North American specialty fibers shipment volume were more than enough to offset the impact of increased cotton linter raw material costs,  higher chemical costs in the current period and a $3.2 million benefit in the year ago period from insurance claim proceeds, net of expenses.  Gross margin improved from 21.2% to 24.0%.

For the six months ended December 31, 2011, operating income was $33.5 million, which was $21.7 million lower than the six months ended December 31, 2010.  Asset and goodwill impairment losses totaled $53.1 million during the period compared to zero impairment charges in the year ago period.  Gross margin improved by $30.5 million compared to the same period in 2010 as higher selling prices and increased North American specialty fibers shipment volume were more than enough to offset the impact of increased cotton linter raw material costs, and modestly higher chemical, transportation and factory direct costs in the current period and a $4.1 million benefit in the year ago period from insurance claim proceeds.  Gross margin improved from 19.6% to 23.8%.

We reported a net loss for the three months ended December 31, 2011 of $(5.4) million or $(0.14) per diluted share, compared to net income of  $17.1 million or $0.42 per diluted share in the same period a year ago.  The swing to a net loss for the quarter was driven by the $29.7 million negative impact of the non-cash asset and goodwill impairment charges, net of tax.  Partially offsetting the impact of the impairment charges were increased sales and improved gross margin primarily driven by higher selling prices.

Net earnings for the six months ended December 31, 2011 of  $35.7 million or $0.88 per diluted share, were down $45.8 million or $1.13 per diluted share compared to the six months ended December 31, 2010.  The variation in the net benefit from the cellulosic biofuel credit (CBC) accounted for $43.3 million or $1.09 per diluted share of this reduction in net income, while the non-cash asset and goodwill impairment charges accounted for an additional $29.7 million, net of tax, or $0.74 per share reduction.  The prior year period was negatively impacted by $3.4 million, net of tax, or $0.09 per share, by restructuring and early debt extinguishment costs.  The remaining $23.8 million or $0.59 per share improvement in net income was the result of increased sales and improved gross margin primarily driven by higher selling prices.

Net cash provided by operating activities for the six months ended December 31, 2011 of  $53.4 million was lower by $52.5 million compared to $105.9 million the same period a year ago.  Cash taxes were $76.1 million higher compared to the same six month period a year ago when we received federal tax refunds totaling $72.6 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits.  The remaining $23.6 million year over year increase in cash flow from operations  was driven by increased sales revenue, improved margins, and lower cash interest costs.  Net cash used in investing activities decreased by $7.1 million compared to the same period last year as we spent $6.0 million in the prior year period to purchase about 8,000 acres of land adjacent to our Foley specialty wood pulp mill.  Out of the $53 million in net cash provided by operating activities during the first six months of fiscal year 2012, $24 million was invested back into the business in the form of capital expenditures, $10 million was applied to debt reduction, and $15 million was returned to stockholders in the form of share repurchases and dividends.

We have been making good progress on addressing under-performing assets.  In the Nonwovens business, we continue our efforts to transition the customers of our Delta, B.C., Canada airlaid plant to our other two nonwovens facilities following its closure.  It will take engineering, equipment installation, and product qualification to quantify the amount that can be transferred.  We have also started the process of marketing the land and building for sale.  We remain on schedule to close this facility in December 2012.  We also announced the sale of our non-core Merfin Systems business in North Carolina, which concluded on January 31, 2012.  In the Specialty Fibers business, we announced in January the closure of our cotton linter pulp production line in Brazil and continue discussions with multiple parties for the potential sale of this facility.  These moves will allow us to redirect cash and management focus from under-performing or non-core businesses into strategic investment and growth opportunities.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and six months ended December 31, 2011 and 2010.

(millions)	Three Months Ended December 31
	2011	2010	Change	% Change
Net sales	$227.1	$209.5	$17.6	8.4%
Cost of goods sold	172.7	165.1	7.6	4.6%
Gross margin	54.4	44.4	10.0	22.5%
Selling, research and administrative expenses	11.3	11.8	(0.5)	(4.2)%
Amortization of intangibles and other	0.5	0.5	-	-
Asset impairment loss	50.7	-	50.7	100.0%
Goodwill impairment loss	2.4	-	2.4	100.0%
Restructuring costs	-	0.6	(0.6)	(100.0)%
Other operating income	-	(0.1)	0.1	(100.0)%
Operating income	$(10.5)	$31.6	$(42.1)	(133.2)%

(millions)	Six Months Ended December 31
	2011	2010	Change	% Change
Net sales	$467.2	$411.6	$55.6	13.5%
Cost of goods sold	355.9	330.9	25.0	7.6%
Gross margin	111.3	80.7	30.6	37.9%
Selling, research and administrative expenses	23.7	23.5	0.2	0.9%
Amortization of intangibles and other	1.0	1.0	-	-
Asset impairment loss	50.7	-	50.7	100.0%
Goodwill impairment loss	2.4	-	2.4	100.0%
Restructuring costs	-	1.1	(1.1)	(100.0)%
Other operating income	-	(0.1)	0.1	(100.0)%
Operating income	$33.5	$55.2	$(21.7)	(39.3)%

Net sales for the three months ended December 31, 2011 were 8.4% higher than in the comparable prior year period.  Higher prices and improved product mix in both segments were partially offset by lower nonwoven materials volume.  Net sales for the six months ended December 31, 2011 were 13.5% higher than in the comparable prior year period mainly due to higher prices and higher volume in the specialty fibers segment, partially offset by lower volume in the nonwoven materials segment.

Gross margin was higher for the three months and six months ended December 31, 2011 versus the comparable prior year periods.  The improvement was largely due to the higher selling prices.  Improved capacity utilization at our Memphis specialty cotton fibers plant also contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters.  For both the three and six month periods, raw material costs were up significantly for our cotton specialty fibers compared to a year ago, but wood and nonwoven costs were only modestly higher.  Chemical and freight costs were higher for the three and six month periods.  The final insurance settlement related to the June 2010 power outage at our Foley Plant, net of related costs incurred, which added $3.2 million to our 3 months ended December 31, 2010 gross margin, was not repeated in the three months ended December 31, 2011.

As a result of a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the Americana facility.  After writing-off recoverable tax assets of $11.9 million and inventory of $1.0 million which we will not be able to use, we determined that the long-lived assets associated with this operation were impaired and wrote them down to their estimated fair value resulting in a total impairment charge of $49.0 million during the quarter ended December 31, 2011.  On January 12, 2012, we announced our decision to close the cotton linter pulp production line at this facility.

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at Merfin Systems.  After reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation were impaired and wrote them down to their fair value of $0.2 million, resulting in an impairment charge of $1.3 million.  In addition we recorded a goodwill impairment charge of $2.4 million. On January 18, 2012, we announced that we signed a definitive agreement to sell the assets and ongoing operations of Merfin Systems.

Selling, research and administrative expenses were virtually the same for the three and six months ended December 31, 2011 versus the same periods in the prior year.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and six months ended December 31, 2011 and 2010.

(millions)	Three Months Ended December 31
	2011	2010	Change	% Change
Net sales	$176.7	$155.3	$21.4	13.8%
Operating income	41.9	34.4	7.5	21.8%

(millions)	Six Months Ended December 31
	2011	2010	Change	% Change
Net sales	$360.1	$298.1	$62.0	20.8%
Operating income	85.8	56.6	29.2	51.6%

Net sales were up for the three and six months ended December 31, 2011 versus the comparable prior year period.  Higher pricing for the high-end specialty wood and cotton fibers products compared to the same periods a year ago, and higher volume in both specialty cotton and specialty wood fibers were the main drivers of the improvement.  These improvements were partially offset by lower fluff pulp prices.  For the three and six months ended December 31, 2011 compared to the same periods ended December 31, 2010, fluff pulp pricing decreased by $47 per ton and $13 per ton, respectively.  Prices for high-end specialty wood grades were up about 20% for both the three and six month periods.  Prices for specialty cotton grades were also up about 20% for both the three and six month periods as higher costs for cotton linters were passed through based on provisions included in our long-term sales agreements.

Operating income increased by $7.5 million and $29.2 million, respectively, for the three and six months ended December 31, 2011 versus the prior year comparable periods, with the improvement driven by higher pricing and volume.  .  Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters. Partially offsetting these items were higher chemical and transportation costs.  The final insurance settlement related to the June 2010 power outage at our Foley Plant, which added $3.2 million to gross margin during the three months ended December 31, 2010, was not repeated during the three months ended December 31, 2011.

On January 12, 2012 we announced the closure of our Americana, Brazil cotton linter pulp production line, due to this facility’s uncompetitive cost position for the products it makes.  We will continue to operate the waste water treatment facility for the shared industrial site while we continue discussions with interested parties for the sale of the facility.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three months ended December 31, 2011 and 2010.

(millions)	Three Months Ended December 31
	2011	2010	Change	% Change
Net sales	$58.3	$62.4	$(4.1)	(6.6)%
Operating income	2.8	0.8	2.0	250.0%

(millions)	Six Months Ended December 31
	2011	2010	Change	% Change
Net sales	$123.0	$130.5	$(7.5)	(5.7)%
Operating income	5.1	5.4	(0.3)	(5.6)%

Nonwoven materials sales decreased during the three and six months ended December 31, 2011 versus the prior year comparable period.  Higher selling prices were more than offset by lower shipment volume.

Operating income increased $2.0 million for the three months ended December 31, 2011 versus the comparable prior year period.  The lower shipments were more than offset by lower direct cost spending and favorable foreign exchange rates.  For the six months ended December 31, 2011, operating income was lower than the comparable prior year period.  The six months results were significantly impacted by a production issue that resulted in a large amount of non-prime product.  This reduced operating income by $2.2 million.  This negative impact was partially offset by favorable foreign exchange rates and higher selling prices.

We are making progress on the work to transition a portion of our current Delta customers to our other two nonwovens facilities following the planned closure of the Delta, BC facility in December 2012.  We are working closely with all Delta customers to meet their needs during the transition.

On January 31, 2012 we completed the sale of our Merfin Systems converting business to National Tissue Company, LLC.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.

The following tables compare corporate net sales and operating (loss) income for the three months ended December 31, 2011 and 2010.

(millions)	Three Months Ended December 31
	2011	2010	Change	% Change
Net sales	$(7.9)	$(8.2)	$0.3	3.7%
Operating (loss) income	(55.2)	(3.7)	(51.5)	1,391.9%

(millions)	Six Months Ended December 31
	2011	2010	Change	% Change
Net sales	$(15.9)	$(17.1)	$1.2	7.0%
Operating (loss) income	(57.4)	(6.8)	(50.6)	744.1%

The operating loss for the three and six months ended December 31 consists of:

	Three Months Ended December 31		Six Months Ended December 31
(millions)	2011	2010	2011	2010
Unallocated at-risk compensation	$(0.4)	$(1.0)	$(1.4)	$(1.8)
Unallocated stock-based compensation	(1.2)	(1.2)	(2.2)	(2.1)
Intellectual property amortization	(0.5)	(0.5)	(1.0)	(1.0)
Gross margin on intercompany sales	-	(0.4)	0.3	(0.8)
Asset impairment loss	(50.7)	-	(50.7)	-
Goodwill impairment loss	(2.4)	-	(2.4)	-
Restructuring costs	-	(0.6)	-	(1.1)
Operating (loss) income	$(55.2)	$(3.7)	$(57.4)	$(6.8)

Impairment activities

Americana, Brazil facility

As a result of  a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the Americana facility.  Based on this evaluation, and after writing-off recoverable tax assets of $11.9 million and inventory of $1.0 million, which we will not be able to use, we determined that the long-lived assets associated with this operation, with a carrying value of $42.0 million, were impaired and wrote them down to their estimated fair value of $5.9 million, resulting in a total impairment charge of $49.0 million.

On January 12, 2012, we announced our decision to close our specialty fibers Americana, Brazil cotton linter pulp production line, effective immediately.  Our decision was due to the facility’s uncompetitive cost position for the products it makes, primarily driven by the high cost of its cotton linter raw material supply.  As a result of this closure, approximately 60 positions will be eliminated.  We will continue to operate the waste water treatment facility for the shared industrial site while we continue discussions with interested parties for the sale of the facility.

King, North Carolina facility

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the facility.  Based on this evaluation, and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation, which have a carrying value of $1.4 million, were impaired and wrote them down to their estimated fair value of $0.2 million, resulting in an impairment charge of $1.3 million.  In addition, we recorded a goodwill impairment charge of $2.4 million.

On January 18, 2012, we announced that we signed a definitive agreement to sell the assets and ongoing operations of our nonwovens materials Merfin Systems converting business, located in King, North Carolina.  Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.8 million and $1.1 million, respectively, for the three and six months ended December 31, 2011 versus the prior year comparable periods.  Net interest expense for these periods decreased $0.3 million and $1.9 million, respectively, due to the reduction in average debt outstanding of approximately $78 million and lower interest rates after the redemption in October 2010 of the last $140 million of our 8.5% 2013 senior notes.  During the six months ended December 31, 2011, these favorable reductions were partially offset as we recorded $2.9 million of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits versus $1.2 million during the six months ended December 31, 2010.

Income tax

Our effective tax rates for the three and six month periods ended December 31, 2011 were 52.6% and (19.9)%, respectively.  Our effective tax rates for the same periods in the prior year were 34.4% and (79.4)%.

During the six months ended December 31, 2011, we recorded tax benefits of $9.4 million for exchange of CBCs from AFMCs decreasing the $12.9 million tax benefit recorded during the three months ended September 30, 2011 by $3.5 million as a result of changes in our projections of future taxable income due to the anticipation of a significant deduction related to a loss on the investment in the Americana facility.  During the six months ended December 31, 2010, we recorded tax benefits of $20.5 million for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of CBCs from AFMCs.  See additional discussion at Note 5 to the condensed consolidated financial statements.

The net deferred tax asset balance changed from $29.5 million on June 30, 2011 to $47.9 million on December 31, 2011.  $14.5 million of the $18.4 million change was due to the increase in the expected alternative fuel mixture credit conversion to cellulosic biofuel credits.

During the three months ended December 31, 2011, we recorded impairment charges related to our Americana facility in Brazil and our Merfin facility in North Carolina.  The tax benefits recorded for the impairment charges related to Americana and Merfin were $23.7 million and $0.6 million, respectively.

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

On December 31, 2011, we had $36.0 million of cash and cash equivalents and $209.1 million borrowing capacity on our credit facility.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next twenty-four months.

Treasury shares

At December 31, 2011, a total of 6.2 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We repurchased 0.1 million shares during the three months ended December 31, 2011.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2011 and 2010.

	Six Months Ended December 31
(millions)	2011	2010
Operating activities:
Net income	$35.7	$81.5
Noncash charges and credits, net	79.6	6.7
Changes in operating assets and liabilities, net	(62.0)	17.7
Net cash provided by operating activities	53.3	105.9

Investing activities:
Purchases of property, plant and equipment	(24.3)	(31.4)
Other investing activities	(0.1)	(0.1)
Net cash used in investing activities	(24.4)	(31.5)

Financing activities:
Net (payments) borrowings under lines of credit	(10.1)	66.5
Net payments on long-term debt	-	(140.0)
Purchase of treasury shares	(10.6)	-
Net proceeds from sale of equity interests	1.6	2.4
Payment of dividend	(4.8)	(3.2)
Other	1.2	(4.2)
Net cash used in financing activities	(22.7)	(78.5)

Effect of foreign currency rate fluctuations on cash	(0.7)	7.1

Net increase in cash and cash equivalents	$5.5	$3.0

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2011 was $52.5 million less than for the comparable prior year period.  While gross margin was significantly higher relative to the same period a year ago, this was offset by an increase in working capital due mainly to receiving tax refunds of $72.6 million in fiscal year 2011 of which most was attributable to AFMC credits.

Net cash used in investing activities

Purchases of property, plant and equipment decreased $7.1 million during the six months ended December 31, 2011 versus the comparable prior year period.  Spending on the Foley Energy Project accounted for $2.7 million of our capital spending for the six months ended December 31, 2011 versus $10.2 million in the comparable prior year period.  Through December 31, 2011, we have spent $46.7 million ($44.8 million in capital and $1.9 million in expense) of this three-year, $49 million project.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  In the six months ended December 31, 2010, we spent $6.0 million to purchase 8,100 acres bordering our Foley facility.  In October 2011, the Board of Directors approved the Foley Specialty Expansion Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $79 million of which $3.1 million has been spent and an additional $40 million is expected to be spent in the current fiscal year.  We now expect our capital spending will be approximately $105 million in fiscal year 2012.

Net cash used in financing activities

During the six months ended December 31, 2011, we paid cash dividends ($0.12 per share) in the aggregate amount of $4.8 million.  During the six months ended December 31, 2010, we paid cash dividends ($0.08 per share) in the aggregate amount of $3.2 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2011.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2012(1)	2013 and 2014	2015 and 2016	Thereafter

Long-term obligations (2)	$94.3	$1.0	$3.9	$89.4	$-
Operating lease obligations	1.2	0.7	0.4	0.1	-
Timber commitments	198.9	11.3	51.7	47.1	88.7
Other purchase commitments (3)	31.7	16.4	12.5	2.9	-
Total contractual cash obligations	$326.1	$29.4	$68.5	$139.5	$88.7
(1)	Cash obligations for the remainder of 2012.

(2)	Amounts include related interest payments. Interest payments of $7.5 million for variable debt are based on the effective annual rate as of December 31, 2011 of 2.3%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2011 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended December 31, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.
Item 1A.	Risk Factors

There have been no changes to the material risk facing our business from those disclosed in our Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At December 31, 2011, we have remaining approximately 4.8 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the quarter ending December 31, 2011.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				4,880,034
October 1 – October 31, 2011	81,163	$23.91	81,163	4,798,871
November 1 – November 30, 2011	-	-	-	4,798,871
December 1 – December 31, 2011	-	-	-	4,798,871
Total	81,163	$23.91	81,163	4,798,871

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Not applicable.
Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: February 3, 2012

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: February 3, 2012

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