Form 10-Q
period 2012-03-31
BUCKEYE TECHNOLOGIES INC
filed 2012-05-03
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
                              (Address of principal executive offices)      (Zip Code)          (Registrant's telephone number,
                                                           including area code)

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

As of May 1, 2012, there were outstanding 39,406,662 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net sales	$217,065	$237,782	$684,229	$649,373
Cost of goods sold	164,246	180,318	520,123	511,170
Gross margin	52,819	57,464	164,106	138,203

Selling, research and administrative expenses	10,760	13,102	34,447	36,609
Amortization of intangibles and other	515	488	1,511	1,453
Asset impairment loss	92	-	50,803	-
Goodwill impairment loss	-	-	2,425	-
Restructuring costs	1,137	(125)	1,137	997
Other operating income	(32)	(17)	(32)	(63)
Operating income	40,347	44,016	73,815	99,207

Net interest expense and amortization of debt costs	(1,101)	(1,642)	(5,310)	(6,956)
Loss on early extinguishment of debt	-	-	-	(3,649)
Gain (loss) on foreign exchange and other	(349)	(892)	134	(1,705)

Income before income taxes	38,897	41,482	68,639	86,897
Income tax expense (benefit)	13,052	12,789	7,126	(23,274)

Net income	$25,845	$28,693	$61,513	$110,171

Earnings per share
Basic	$0.65	$0.71	$1.54	$2.74
Diluted	$0.64	$0.70	$1.52	$2.71

Cash dividends per share	$0.07	$0.05	$0.19	$0.13

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2012	June 30 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,167	$30,494
Accounts receivable – net	130,803	140,582
Inventories – net	111,129	91,024
Deferred income taxes and other	45,828	12,216
Total current assets	324,927	274,316

Property, plant and equipment	1,108,208	1,151,045
Less accumulated depreciation	(626,734)	(620,577)
Property, plant and equipment – net	481,474	530,468
Goodwill	-	2,425
Deferred income taxes	22,004	32,741
Intellectual property and other, net	13,713	29,901
Total assets	$842,118	$869,851

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$34,148	$41,437
Accrued expenses	49,161	71,722
Other current liabilities	311	-
Total current liabilities	83,620	113,159

Long-term debt	70,139	96,921
Accrued postretirement benefits	24,890	25,336
Deferred income taxes	5,503	7,968
Payable related to exchange of alternative fuel mixture credits	39,953	39,494
Other liabilities	7,350	7,676
Stockholders’ equity	610,663	579,297
Total liabilities and stockholders’ equity	$842,118	$869,851

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2012	2011
Operating activities
Net income	$61,513	$110,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,045	36,884
Amortization	1,976	1,961
Loss on impairment of assets	50,803	-
Loss on goodwill impairment	2,425	-
Loss on early extinguishment of debt	-	3,649
Deferred income taxes	(15,707)	(80,974)
Noncurrent alternative fuel mixture credits refund payable	13,895	41,144
Insurance proceeds applied to capital investments	-	(161)
Stock based compensation expense	3,377	3,370
Excess tax benefit from stock based compensation	(2,695)	(828)
Other	308	906
Changes in operating assets and liabilities:
Accounts receivable	3,440	(13,631)
Income tax and alternative fuel mixture credits receivable	(6)	66,896
Inventories	(25,346)	(20,714)
Other assets	3,692	91
Accounts payable and other current liabilities	(51,326)	(4,799)
Net cash provided by operating activities	84,394	143,965
Investing activities
Purchases of property, plant and equipment	(46,206)	(41,132)
Proceeds from sale of Merfin Systems	5,675	-
Proceeds from insurance settlement related to capital investments	-	161
Other	(353)	(345)
Net cash used in investing activities	(40,884)	(41,316)
Financing activities
Net (payments) borrowings under lines of credit	(26,782)	39,040
Payments of long-term debt and other	-	(140,000)
Payments for debt issuance costs	-	(2,586)
Payments related to early extinguishment of debt	-	(1,984)
Purchase of treasury shares	(10,589)	-
Excess tax benefit from stock based compensation	2,695	828
Net proceeds from sale of equity interests	2,801	3,334
Payment of dividend	(7,592)	(5,240)
Other	(469)	-
Net cash used in financing activities	(39,936)	(106,608)
Effect of foreign currency rate fluctuations on cash	3,099	9,630
Increase in cash and cash equivalents	6,673	5,671
Cash and cash equivalents at beginning of period	30,494	22,121
Cash and cash equivalents at end of period	$37,167	$27,792

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2011 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

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

	Three Months Ended March 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$169,989	$54,188	$(7,112)	$217,065
	2011	181,334	64,488	(8,040)	237,782
Operating income (loss)	2012	40,268	3,016	(2,937)	40,347
	2011	43,965	3,074	(3,023)	44,016
Depreciation and amortization of	2012	7,856	3,916	971	12,743
Intangibles	2011	8,447	3,885	934	13,266
Total assets	2012	488,190	185,739	168,189	842,118
	2011	519,656	221,321	132,160	873,137
Capital expenditures	2012	19,501	1,670	572	21,743
	2011	8,535	1,143	18	9,696

	Nine Months Ended March 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$530,071	$177,180	$(23,022)	$684,229
	2011	479,449	195,035	(25,111)	649,373
Operating income (loss)	2012	126,019	8,109	(60,313)	73,815
	2011	100,550	8,494	(9,837)	99,207
Depreciation and amortization of	2012	24,540	12,142	2,874	39,556
intangibles	2011	24,394	11,118	2,826	38,338
Total assets	2012	488,190	185,739	168,189	842,118
	2011	519,656	221,321	132,160	873,137
Capital expenditures	2012	39,996	5,033	1,013	46,042
	2011	36,800	3,714	618	41,132

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, goodwill impairment, asset impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, asset impairment, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment which are used in the production of nonwoven materials.  We account for intersegment sales as if the sales were to third parties.

NOTE 3:  ASSET IMPAIRMENT  LOSS

Americana, Brazil facility

As a result of a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at this facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” as of December 31, 2011.  The results of this test indicated that the Americana assets were impaired as the estimated fair value was less than the carrying value.  The fair value was based on the discounted projected cash flows from the continued operation of the waste water treatment facility plus the estimated value in exchange of the remaining assets.  Based on this evaluation, and after writing-off recoverable tax assets of $11,945 and inventory of $1,006, which at December 31, 2011 had minimal future use, we determined that the long-lived assets associated with this operation, which have a carrying value of $42,007, were impaired and wrote them down to their fair value of $5,920, resulting in a total impairment charge of $49,038.  The impairment is recorded in asset impairment loss on the consolidated statements of operations.

On January 12, 2012, we announced our decision to close our specialty fibers Americana, Brazil cotton linter pulp production line, effective immediately.  Our decision was due to the facility’s uncompetitive cost position for the products it makes, primarily driven by the high cost of its cotton linter raw material supply.  As a result of this closure, 63 positions were eliminated.  We are continuing to operate the waste water treatment facility for the shared industrial site while we continue discussions with interested parties for the sale of the facility.  As of March 31, 2012, assets of $9,345 and related liabilities of $308 have been reclassified on the balance sheet as other current assets and other current liabilities, as the business is expected to be sold within the next twelve months.

King, North Carolina facility

As a result of a decision to pursue the sale of the nonwoven materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the King facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” as of December 31, 2011.  Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations.  The results of the recoverability test indicated that the King facility’s assets were impaired as the estimated fair value was less than the carrying value.  The fair value was estimated based on the value in exchange for the facility.  Based on this evaluation, and after reducing the value of certain other assets by $391, we determined that the long-lived assets associated with this operation, which have a carrying value of $1,434, were impaired and wrote them down to their fair value of $152, resulting in an impairment charge of $1,282.  The total loss of $1,673 was recorded in asset impairment loss on the consolidated statements of operations.  In addition, the goodwill of $2,425 associated with this facility was considered impaired and was written off resulting in an impairment charge.  On January 18, 2012, we announced that we signed a definitive agreement to sell the assets and ongoing operations of the Merfin Systems business.  On January 31, 2012 we completed the sale of Merfin Systems and recorded proceeds of $5,675 from the sale.  As a result of the sale, we recorded additional asset impairment of $92 during the quarter ended March 31, 2012.

NOTE 4: RESTRUCTURING COSTS

During the third quarter of fiscal year 2012, we completed the sale of Merfin Systems.  In conjunction with this sale, four positions were eliminated.  We recorded restructuring expense of $234 during the three months ended March 31, 2012.  As a result of the Americana closure and the elimination of 63 positions, we recorded $903 in restructuring expenses during the third quarter of fiscal year 2012.  We expect to incur approximately $500 of additional restructuring costs during the fourth quarter of fiscal year 2012.

During the second quarter of fiscal year 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  During the three months and nine months ended March 31, 2011, $(125) and $997 were expensed, respectively.  During the three months ended March 31, 2011 there was a change in estimate.  In June 2011, we announced our decision to close the Delta plant at the end of calendar 2012.  This closure will result in additional restructuring costs in calendar year 2012.  During 2010, we implemented a restructuring program to sharpen our focus on key priorities which included reducing selling, research and administrative expenses.  During the nine months ended March 31, 2011, $200 was expensed  related to this program.  Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.

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

For the nine months ended March 31, 2012, we recognized an additional $9,420, or $0.24 per diluted share, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our updated expected ability to utilize the CBC prior to expiration.  We may recognize up to an additional $14,207 of tax benefit (less interest related to additional AFMC exchanges) if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

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

As of March 31, 2012 and June 30, 2011, we had recorded a liability of $69,182 and $57,850, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of March 31, 2012 and June 30, 2011 was $29,229 and $18,356, respectively, included in accrued expenses, and the noncurrent portion was $39,953 and $39,494, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2013 through fiscal year ending June 30, 2016.  Interest related to this payable subsequent to July 9, 2010 is recognized as interest expense in the consolidated statement of operations.  For the three and nine months ended March 31, 2012, we recorded $646 and $3,504 of interest expense, respectively.  For the three and nine months ended March 31, 2011, we recorded $600 and $1,750, respectively, of interest expense.

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

The components of inventory consist of the following as of the dates indicated:

	March 31, 2012	June 30, 2011

Raw materials	$39,844	$30,602
Finished goods	45,740	33,968
Storeroom and other supplies	25,545	26,454
Total inventories	$111,129	$91,024

NOTE 7:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which  increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity period.  At March 31, 2012 and June 30, 2011, long-term debt consisted of borrowings outstanding against the credit facility of $70,139 and $96,921, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At March 31, 2012, we were in compliance with the financial covenants under the credit facility.

At March 31, 2012, we had $225,810 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

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

As of March 31, 2012 and June 30, 2011, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at March 31, 2012 were both $70,139 and at June 30, 2011 were both $96,921.  The fair value of the long-term debt at December 31, 2011 and June 30, 2011 approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the nine months ended March 31, 2012 and 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 9:  INSURANCE RECOVERIES

In February 2012, our Foley Plant experienced a power failure and electrical surge triggered by a malfunction in a high voltage electrical line and subsequent transformer failure in its power house.  This resulted in an unplanned, complete shutdown of the facility.  During the three months ended March 31, 2012, the estimated loss, net of expected insurance proceeds, was $2,433 which is reflected in cost of goods sold.

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

NOTE 10:  COMPREHENSIVE INCOME

The components of comprehensive income consist of the following:
	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net income	$25,845	$28,693	$61,513	$110,171
Foreign currency translation adjustments – net	(6,912)	8,406	(19,983)	21,307
Unrealized gains (losses) on hedging activities - net	-	-	-	(258)
Comprehensive income, net of tax	$18,933	$37,099	$41,530	$131,220

For the three and nine months ended March 31, 2012, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $(213) and $(7,627), the Brazilian real of $(7,155) and $(11,136) and the Canadian dollar of $456 and $(1,220).

For the three and nine months ended March 31, 2011, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $5,734 and $13,115, the Brazilian real of $1,267 and $4,106 and the Canadian dollar of $1,405 and $4,086.

A rollforward of the amounts included in Accumulated Other Comprehensive Income, net of taxes is shown below:

	Hedging Activities	Foreign Currency Translation	Post-Employment Healthcare	Accumulated Other Comprehensive Income
Balance at June 30, 2011	$(253)	$60,918	$(3,662)	$57,003
Changes in value	-	(19,983)	-	(19,983)
Reclassification into earnings	-	-	-	-
Balance at March 31, 2012	$(253)	$40,935	$(3,662)	$37,020

NOTE 11:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$25,845	$28,693	$61,513	$110,171
Less: Distributed and undistributed income allocated to participating securities	(371)	(522)	(891)	(2,015)
Distributed and undistributed income available to shareholders	$25,474	$28,171	$60,622	108,156

Denominator:
Basic weighted average shares outstanding	39,386	39,660	39,335	39,497

Basic earnings per share	$0.65	$0.71	$1.54	$2.74

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$25,845	$28,693	$61,513	$110,171
Less: Distributed and undistributed income allocated to participating securities	(371)	(522)	(891)	(2,015)
Distributed and undistributed income available to shareholders	$25,474	$28,171	$60,622	$108,156

Denominator:
Basic weighted average shares outstanding	39,386	39,660	39,335	39,497
Effect of dilutive stock options and non-participating securities	430	535	456	468
Diluted weighted average shares outstanding	39,816	40,195	39,791	39,965

Diluted earnings per share	$0.64	$0.70	$1.52	$2.71

There were no stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, for the three and nine months ended March 31, 2012 or 2011.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,166 and $3,377 for the three and nine month periods ended March 31, 2012 and $1,235 and $3,370 for the three and nine month periods ended March 31, 2011.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2012, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2011, Canadian income tax returns for the years ended June 30, 2004 through June 30, 2011 and German tax filings for the years ended June 30, 2004 through June 30, 2011.  We are currently under a US income tax audit for the years ended June 30, 2009 and June 30, 2010.

During the nine months ended March 31, 2012, we recorded tax benefits of $9,420 for exchange of CBCs from AFMCs.  During the nine months ended March 31, 2011, we recorded tax benefits of $20,462 for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31,162 for exchange of CBCs from AFMCs.  See additional discussion at Note 5 to the condensed consolidated financial statements.

The net deferred tax asset balance changed from $29,485 as of June 30, 2011 to $48,352 as of March 31, 2012.  The most significant component of this change was due to the increase in the expected alternative fuel mixture credit conversion to cellulosic biofuel credits.

During the three and nine months ended March 31, 2012, we recorded tax benefits of $1,070 and $2,724, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

Our effective tax rates for the three and nine month periods ended March 31, 2012 were 33.6% and 10.4%, respectively.  Our effective tax rate for the same periods in 2011 were 30.8% and (26.8)%, respectively.  Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Expected tax expense at 35%	$13,614	$14,519	$24,024	$30,414
Cellulosic biofuel credits	-	-	(9,420)	(51,624)
Loss on Americana investment	-	-	(6,567)	-
Energy investment tax credits	(1,070)	(794)	(2,724)	(2,462)
Change in valuation allowance	752	488	613	2,183
Other	(244)	(1,424)	1,200	(1,785)
Income tax (benefit) expense	$13,052	$12,789	$7,126	$(23,274)

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Service cost for benefits earned	$116	$117	$348	$351
Interest cost on benefit obligation	320	316	960	948
Amortization of unrecognized prior service cost	(129)	(131)	(387)	(393)
Actuarial loss	93	96	279	288
Total cost	$400	$398	$1,200	$1,194

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, we  filed  petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to EPA in September 2010 for their approval.  We are currently working with EPA to address their questions related to the SSACs.  The revised draft NPDES permit to be issued by FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  In a recent development, EPA has requested additional data for one parameter.  Gathering that data may delay issuance of that SSAC and the NPDES permit by a year.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2014.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] were vacated following a public legal challenge.  These regulations would apply to the bark boilers at the Foley Plant.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period,  EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  These regulations may impact both bark boilers at the Foley Plant.  However, until the reconsideration process is completed, it will be difficult to predict the potential capital expenditures associated with these pending regulations.

On November 4, 2009, we received an Infraction Document from the São Paulo State Tax Authority with respect to our Americana Plant related to Brazilian state value-added taxes (“ICMS Taxes”) for the period of January 1, 2005 through December 31, 2008.  On December 4, 2009, we filed our objection to 2,471 real ($1,356 at March 31, 2012 exchange rates) of the taxes and penalties that were assessed.  On January 6, 2011, we filed with the Judicial Courts in Americana a petition and presented our arguments with respect to the ICMS taxes for the 2005 through 2008 period.  In the event that we are unsuccessful in the appeals process, we would incur interest expense in addition to taxes and penalties of approximately 1,654 real ($908 at March 31, 2012 exchange rates).  On August 9, 2010 Americana received an Infraction Document from the São Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2009 through December 31, 2009.  On September 3, 2010 we filed our objection to 774 real ($425 at March 31, 2012 exchange rates) of the taxes and penalties that were assessed.  On August 16, 2011 Americana received an Infraction Document from the Sao Paulo State Tax Authority related to ICMS taxes for the period of January 1, 2010 through December 31, 2010.  On September 14, 2011, we filed our objection to 783 real ($430 at March 31, 2012 exchange rates) of the taxes and penalties that were assessed.  The process for defending our objections and our petition will involve a lengthy appeals process and it could be several years before we reach resolution.  We believe we have meritorious defenses to this assessment and intend to defend our position vigorously.

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

NOTE 16:  SUBSEQUENT EVENTS

On April 24, 2012, our Board of Directors declared a quarterly dividend of $0.08 per share of common stock.  The dividend is payable on June 15, 2012 to stockholders of record as of the close of business on May 15, 2012.

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

Except as otherwise specified, references to years (e.g., “2012”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and nine month periods ended March 31, 2012 to the three and nine month periods ended March 31, 2011.

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

Executive Summary

Buckeye manufactures and distributes value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers.  Our products are produced in the United States, Canada and Germany, and we sell these products in approximately 60 countries worldwide.  We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials.  Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies.  Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, successful execution of the high-end specialty wood pulp expansion project, identifying new initiatives that support profitable, sustainable growth, addressing under-performing assets and accelerating the rate of change to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to stockholders.

Net sales for the three months ended March 31, 2012 were $217 million, a decrease of $21 million or 9% versus net sales of $238 million during the same period in 2011.  About $11 million of the reduction in sales was related to the closure or divestiture of under-performing and non-core assets.  Nonwovens sales were also down $7 million or 11% year over year excluding the impact of the January 31st divestiture of the Merfin Systems converting business.  The primary driver was lower shipment volume in North America.

During the nine months ended March 31, 2012, net sales were $684 million, an increase of  $35 million, or 5%, versus the nine months ended March 31, 2011.  This increase was due to higher selling prices, which were large enough to more than offset the $11 million negative impact of the Americana, Brazil plant closure and the divestiture of the King, North Carolina converting business.  Year-to-date shipment volume excluding Americana and King was up 0.5% compared to the same period a year ago, with specialty fibers shipments up 2% and nonwovens shipment volume reduced by 9%.  On a year-to-date basis, average selling prices were up by more than 19% and 14% respectively on our high-end wood and cotton specialty pulp while fluff pulp prices decreased by $55 per ton compared to the same period a year ago.  Nonwovens selling prices were up about 1% year over year.

Operating income for the three months ended March 31, 2012 was $40.3 million, which was $3.7 million lower than the same period in 2011.  Restructuring costs and asset impairment losses related to the closure of our cotton linter pulp production line in Brazil and the sale of our Merfin converting business totaled $1.2 million during the quarter compared to $(0.1) in the year ago period.  Gross margin decreased by $4.6 million compared to the same period in 2011 due to a power outage in February at our Florida specialty wood fibers mill ($2.4 million) and lower shipment and production volumes at our North American cotton cellulose and airlaid nonwovens plants ($2.6 million). An overall net increase in selling prices combined with lower direct manufacturing costs was sufficient to offset the effect of higher cotton linter raw material costs, modest increases in chemical and transportation costs, and a less favorable shipment mix.  Gross margin as a percentage of net sales improved from 24.2% to 24.3% in spite of the power outage impact as the lost gross margin associated with the $11.0 million sales reduction from the Americana plant closure and divestiture of the King converting business was only $0.4 million.  Selling, research and administrative expenses for the quarter were $10.8 million, or 5.0% of sales, which was down $2.3 million versus the same period in 2011 due to lower employee bonus accruals and professional fees compared to the same period in 2011 and a reduction of $0.2 million relating to the divestiture of the King converting business.

For the nine months ended March 31, 2012, operating income was $73.8 million, which was $25.4 million lower than the nine months ended March 31, 2011.  Restructuring costs and asset and goodwill impairment losses totaled $54.4 million during the period compared to $1.0 million in the year ago period.  Gross margin improved by $25.9 million compared to the same period in 2011 as selling prices overall were up significantly in spite of lower average fluff pulp prices, and were more than enough to offset the impact of increased cotton linter raw material costs, and modestly higher chemical and transportation costs in the current period.  Gross margin as a percentage of net sales improved from 21.3% to 24.0%.

We reported net income for the three months ended March 31, 2012 of $25.8 million or $0.64 per diluted share, compared to net income of  $28.7 million or $0.70 per diluted share in the same period a year ago.  The increase in restructuring costs compared to the year ago quarter accounted for $0.8 million or $0.02 per diluted share of this reduction in net income and the February power outage explains the rest.

Net earnings for the nine months ended March 31, 2012 of  $61.5 million or $1.52 per diluted share, were down $48.7 million or $1.19 per diluted share compared to the nine months ended March 31, 2011.  The variation in the net benefit from the cellulosic biofuel credit (CBC) accounted for $43.3 million or $1.09 per diluted share of this reduction in net income, while restructuring costs and  non-cash asset and goodwill impairment charges accounted for an additional $29.7 million, net of tax, or $0.75 per share reduction.  The prior year period was negatively impacted by $2.4 million, net of tax, or $0.06 per share, by early debt extinguishment costs.  The remaining $21.9 million or $0.59 per share improvement in net income was the result of increased sales and improved gross margin primarily driven by higher selling prices.

Net cash provided by operating activities for the nine months ended March 31, 2012 of  $84.4 million was lower by $59.6 million compared to $144.0 million the same period a year ago.  Cash taxes were $87.4 million higher compared to the same nine month period a year ago when we received federal tax refunds totaling $72.7 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits.  In February of this year, we repaid $17.6 million in previously received alternative fuel mixture credits to the IRS in exchange for cellulosic biofuel credits.  The remaining $27.8 million year over year increase in cash flow from operations  was driven by increased sales revenue, improved margins, and lower cash interest costs.  Purchases of property, plant and equipment increased by $5.1 million compared to the same period last year as we completed the Foley Energy Project and have started ramping up capital spending on the Foley Specialty Expansion Project.  Out of the $84 million in net cash provided by operating activities and the $6 million in proceeds from the divestiture of the King converting business received during the first nine months of fiscal year 2012, $46 million was invested back into the business in the form of capital expenditures, $27 million was applied to debt reduction, and $18 million was returned to stockholders in the form of share repurchases and dividends.

We continue to make good progress on addressing under-performing assets.  In the Nonwovens business, we continue our efforts to transition the customers of our Delta, B.C., Canada airlaid plant to our other two nonwovens facilities following its closure.  It will take engineering, equipment installation, and product qualification to quantify the amount that can be transferred.  We have signed a non-binding letter of intent and are working on a final agreement on the sale of the land & builidng.  We remain on schedule to close this facility in December 2012.  We also closed on the sale of our non-core Merfin Systems business in North Carolina on January 31, 2012.  In the Specialty Fibers business, we announced in January the closure of our cotton linter pulp production line in Brazil and now have a letter of intent for the sale of these assets, which we expect to close during the April-June quarter.  These moves will allow us to redirect cash and management focus from under-performing or non-core businesses into strategic investment and growth opportunities.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and nine months ended March 31, 2012 and 2011.

(millions)	Three Months Ended March 31
	2012	2011	Change	% Change
Net sales	$217.1	$237.8	$(20.7)	(8.7)%
Cost of goods sold	164.3	180.3	(16.0)	(8.9)%
Gross margin	52.8	57.5	(4.7)	(8.2)%
Selling, research and administrative expenses	10.8	13.1	(2.3)	(17.6)%
Amortization of intangibles and other	0.5	0.5	-	-
Asset impairment loss	0.1	-	0.1	100.0%
Restructuring costs	1.1	(0.1)	1.2	1200.0%
Operating income	$40.3	$44.0	$(3.7)	(8.4)%

(millions)	Nine Months Ended March 31
	2012	2011	Change	% Change
Net sales	$684.2	$649.4	$34.8	5.4%
Cost of goods sold	520.1	511.2	8.9	1.7%
Gross margin	164.1	138.2	25.9	18.7%
Selling, research and administrative expenses	34.5	36.6	(2.1)	(5.7)%
Amortization of intangibles and other	1.5	1.5	-	-
Asset impairment loss	50.8	-	50.8	100.0%
Goodwill impairment loss	2.4	-	2.4	100.0%
Restructuring costs	1.1	1.0	0.1	10.0%
Other operating income	-	(0.1)	0.1	100.0%
Operating income	$73.8	$99.2	$(25.4)	(25.6)%

Net sales for the three months ended March 31, 2012 were $20.7 million or 8.7% lower than in the comparable prior year period.  The closure of the Americana plant and the sale of Merfin Systems accounted for $11.0 million of the decrease.  Nonwovens sales were also down $6.7 million or 11.2% year over year excluding the impact of the January 31st divestiture of the Merfin Systems converting business, due to lower shipment volume in North America.  Higher wood specialty prices more than offset lower fluff pulp prices.  Net sales for the nine months ended March 31, 2012 were 5.4% higher than in the comparable prior year period mainly due to higher prices in both segments and higher volume in the specialty fibers segment, partially offset by a 9.3% decrease in Nonwovens volume due to lower shipment volume in North America, and the impact of the closure and sale discussed above.

Gross margin was lower for the three months ended March 31, 2012 versus the comparable prior year period primarily driven by the reduction in sales.  In February 2012, we had a power failure at our wood specialty fibers plant which resulted in lower gross margin of approximately $2.4 million, which is net of expected insurance proceeds.  Lower shipment and production volumes at our North American cotton cellulose and airlaid nonwovens plants reduced gross margin by an additional $2.6 million. An overall net increase in selling prices combined with lower direct manufacturing costs was sufficient to offset the effect of higher cotton linter raw material costs, modest increases in chemical and transportation costs, and a less favorable shipment mix.

For the nine months ended March 31, 2012 versus the comparable prior year period, gross margin improved by $25.9 million.  Selling prices overall were up significantly in spite of lower average fluff pulp prices, and were more than enough to offset the impact of increased cotton linter raw material costs, and modestly higher chemical and transportation costs in the current period.

 Selling, research and administrative expenses decreased for the three and nine months ended March 31, 2012 versus the same periods in the prior year primarily as the result of lower bonus accruals, lower professional fees and a reduction of approximately $0.2 million as a result of the sale of Merfin Systems.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment consists of our airlaid plants and our converting plant which was sold during the quarter.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, alternative fuel mixture credits, amortization of intangibles, and unallocated at-risk and stock-based compensation.

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and nine months ended March 31, 2012 and 2011.

(millions)	Three Months Ended March 31
	2012	2011	Change	% Change
Net sales	$170.0	$181.3	$(11.3)	(6.2)%
Operating income	40.3	44.0	(3.7)	(8.4)%

(millions)	Nine Months Ended March 31
	2012	2011	Change	% Change
Net sales	$530.1	$479.4	$50.7	10.6%
Operating income	126.0	100.6	25.4	25.2%

Net sales were lower for the three months ended March 31, 2012 versus the comparable prior year period.  The closure of the Americana, Brazil plant accounted for $7.3 million of the decrease.  Lower shipment volume at our specialty wood fibers plant, along with unfavorable product mix, added $4.3 million to the decrease.  Higher pricing for the high-end specialty wood  fibers products more than offset lower fluff pulp prices.  For the nine month period ended March 31, 2012 compared to the same period in 2011 sales increased due to, higher pricing for the high-end specialty wood and cotton fibers products and higher volume in both of these areas were the main drivers of the improvement and more than offset the impact of lower fluff pulp pricing and the closure of the Americana, Brazil plant.  Fluff pulp pricing decreased by $139 per ton and $55 per ton, for the three and nine month periods, respectively.  Prices for high-end specialty wood grades were up about 17% for the three month period and 18% for the nine month period ended March 31, 2012.  Prices for specialty cotton grades were up about 9% for the three month period as higher cotton linter costs were passed through based on provisions included in our long-term sales agreements.  For the nine month period, prices for specialty cotton grades were up approximately 15%.

Operating income decreased by $3.7 million for the three months ended March 31, 2012, versus the prior year comparable period due to a February power outage at our Foley plant, lower production and shipment volume at our Memphis specialty cotton fibers plant and unfavorable product sales mix.  In February 2012, we had a power failure at our wood specialty fibers plant which resulted in lower operating income of approximately $2.4 million, which is net of expected insurance proceeds.  Memphis specialty cotton fibers shipments were down due to supply chain inventory adjustments in the LED/LCD TV market.  For the nine months ended March 31, 2012, operating income improved by $25.4 million, with the improvement being driven by higher pricing and volume.  Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters relative to the year ago period.  Partially offsetting these items were modestly higher chemical and transportation costs.

On January 12, 2012, we announced the closure of our Americana, Brazil cotton linter pulp production line due to this facility’s uncompetitive cost position for the products it makes.  We will continue to operate the waste water treatment facility for the shared industrial site while we continue discussions with interested parties for the sale of the facility.  As a result of this decision, we eliminated 63 positions and recorded restructuring expense of $0.9 million in the quarter ended March 31, 2012.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2012 and 2011.

(millions)	Three Months Ended March 31
	2012	2011	Change	% Change
Net sales	$54.2	$64.5	$(10.3)	(20.0)%
Operating income	3.0	3.1	(0.1)	(3.2)%

(millions)	Nine Months Ended March 31
	2012	2011	Change	% Change
Net sales	$177.2	$195.0	$(17.8)	(9.1)%
Operating income	8.1	8.5	(0.4)	(4.7)%

Nonwoven materials sales decreased during the three and nine months ended March 31, 2012 versus the prior year comparable periods.  For the three month period, the main driver was lower shipment volume in North America.  The sale of Merfin Systems contributed $3.8 million to the decrease in sales.  For the nine month period, lower shipment volume in North America was partially offset by higher selling prices.

Operating income was virtually the same for the three and nine months ended March 31, 2012 versus the comparable prior year periods.  The lower shipments were partially offset by lower direct cost spending.

We are making progress on the work to transition a portion of our current Delta customers to our other two nonwovens facilities following the planned closure of the Delta, BC facility in December 2012.  We are working closely with all Delta customers to meet their needs during the transition.

On January 31, 2012, we completed  the sale of our nonwovens materials, Merfin Systems, converting business in King, North Carolina.  In conjunction with this sale, we eliminated four positions and recorded restructuring expense of $0.2 million in the quarter ended March 31, 2012.  During this same period we recorded proceeds of $5.7 million from the sale.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.

The following tables compare corporate net sales and operating (loss) income for the three and nine months ended March 31, 2012 and 2011.

(millions)	Three Months Ended March 31
	2012	2011	Change	% Change
Net sales	$(7.1)	$(8.0)	$0.9	11.3%
Operating (loss) income	(2.9)	(3.0)	0.1	3.3%

(millions)	Nine Months Ended March 31
	2012	2011	Change	% Change
Net sales	$(23.0)	$(25.1)	$2.1	8.4%
Operating (loss) income	(60.3)	(9.8)	(50.5)	515.3%

The operating loss for the three and nine months ended March 31 consists of:

	Three Months Ended March 31		Nine Months Ended March 31
(millions)	2012	2011	2012	2011
Unallocated at-risk compensation	$(0.2)	$(1.4)	$(1.6)	$(3.2)
Unallocated stock-based compensation	(1.2)	(1.3)	(3.4)	(3.4)
Intellectual property amortization	(0.5)	(0.5)	(1.5)	(1.5)
Gross margin on intercompany sales	0.2	0.1	0.5	(0.7)
Asset impairment loss	(0.1)	-	(50.8)	-
Goodwill impairment loss	-	-	(2.4)	-
Restructuring costs	(1.1)	0.1	(1.1)	(1.0)
Operating (loss) income	$(2.9)	$(3.0)	$(60.3)	$(9.8)

Impairment and restructuring activities

Americana, Brazil facility

As a result of a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the Americana, Brazil facility.  Based on this evaluation, and after writing-off recoverable tax assets of $11.9 million and inventory of $1.0 million, which we will not be able to use, we determined that the long-lived assets associated with this operation, with a carrying value of $42.0 million, were impaired and wrote them down to their estimated fair value of $5.9 million, resulting in a total impairment charge of $49.0 million.  We expect to incur approximately $0.5 million of additional restructuring costs during the fourth quarter of fiscal year 2012.

On January 12, 2012, we announced our decision to close our specialty fibers Americana, Brazil cotton linter pulp production line, effective immediately.  Our decision was due to the facility’s uncompetitive cost position for the products it makes, primarily driven by the high cost of its cotton linter raw material supply.  As a result of this closure, 63 positions were eliminated and we recorded restructuring expense of $0.9 million during the three months ended March 31, 2012.  We are continuing to operate the waste water treatment facility for the shared industrial site while we continue discussions for the sale of the facility.

King, North Carolina facility

During the quarter ended December 31, 2011, we made the decision to sell the nonwovens materials Merfin Systems converting business in King, North Carolina.  It was a non-core business and we wanted to redeploy the proceeds into strategic operations.  We evaluated the recoverability of the long-lived assets at the facility.  Based on this evaluation, and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation, which had a carrying value of $1.4 million, were impaired and wrote them down to their estimated fair value of $0.2 million, resulting in an impairment charge of $1.3 million. We also recorded a goodwill impairment charge of $2.4 million. On January 31, 2012, we completed the sale of Merfin Systems and recorded an additional $0.1 million of impairment based on the negotiated purchase price.  We recorded proceeds of $5.7 million from the sale.  In conjunction with the sale, four positions were eliminated and we recorded restructuring expense of $0.2 million during the three months ended March 31, 2012.

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.5 million and $1.6 million, respectively, for the three and nine months ended March 31, 2012 versus the prior year comparable periods.  Net interest expense for the nine month period ended March 21, 2012 decreased $3.4 million due to the reduction in average debt outstanding of approximately $77 million and lower interest rates after the redemption in October 2010 of the last $140 million of our 8.5% 2013 senior notes.  These favorable reductions were partially offset as we recorded $3.5 million of interest expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits versus $1.7 million during the nine months ended March 31, 2011.

Income tax

Our effective tax rates for the three and nine month periods ended March 31, 2012 were 33.6% and 10.4%, respectively.  Our effective tax rates for the same periods in the prior year were 30.8% and (26.8)%.

During the nine months ended March 31, 2012, we recorded tax benefits of $9.4 million for exchange of CBCs from AFMCs.  During the nine months ended March 31, 2011, we recorded tax benefits of $20.5 million for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.2 million for exchange of CBCs from AFMCs.  See additional discussion at Note 5 to the condensed consolidated financial statements.

The net deferred tax asset balance changed from $29.5 million on June 30, 2011 to $48.4 million on March 31, 2012.  The most significant component of this change was due to the increase in the expected alternative fuel mixture credit conversion to cellulosic biofuel credits.

During the nine months ended March 31, 2012, we recorded impairment charges related to our Americana facility in Brazil and our Merfin facility in North Carolina.  The tax benefits recorded for the impairment charges related to Americana and Merfin were $23.7 million and $0.6 million, respectively.

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

On March 31, 2012, we had $37.2 million of cash and cash equivalents and $225.8 million borrowing capacity on our credit facility.

Of the cash and cash equivalents held at March 31, 2012, $35.6 million was held by foreign subsidiaries.  All earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit facility, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next twenty-four months.

Treasury shares

At March 31, 2012, a total of 6.2 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  We did not repurchase any shares during the three months ended March 31, 2012.  During the nine months ended March 31, 2012, we repurchased 0.4 million shares.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2012 and 2011.

	Nine Months Ended March 31
(millions)	2012	2011
Operating activities:
Net income	$61.5	$110.2
Noncash charges and credits, net	92.6	6.0
Changes in operating assets and liabilities, net	(69.7)	27.8
Net cash provided by operating activities	84.4	144.0

Investing activities:
Purchases of property, plant and equipment	(46.2)	(41.1)
Other investing activities	5.3	(0.2)
Net cash used in investing activities	(40.9)	(41.3)

Financing activities:
Net (payments) borrowings under lines of credit	(26.8)	39.0
Net payments on long-term debt	-	(140.0)
Purchase of treasury shares	(10.6)	-
Net proceeds from sale of equity interests	2.8	3.3
Payment of dividend	(7.6)	(5.2)
Other	2.3	(3.7)
Net cash used in financing activities	(39.9)	(106.6)

Effect of foreign currency rate fluctuations on cash	3.1	9.6

Net increase in cash and cash equivalents	$6.7	$5.7

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2012 was $59.6 million less than for the comparable prior year period.  Cash taxes were $87.4 million higher compared to the same nine month period a year ago when we received federal tax refunds totaling $72.7 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits.  In February of this year, we repaid $17.6 million in previously received alternative fuel mixture credits to the IRS in exchange for cellulosic biofuel credits.  The remaining $27.8 million year over year increase in cash flow from operations  was driven by increased sales revenue, improved margins, and lower cash interest costs.

Net cash used in investing activities

Purchases of property, plant and equipment increased $4.9 million during the nine months ended March 31, 2012 versus the comparable prior year period.  Spending on the Foley Energy Project, discussed below, accounted for $3.4 million of our capital spending for the nine months ended March 31, 2012 versus $11.5 million in the comparable prior year period.  Through March 31, 2012, we have spent $47.5 million ($45.5 million in capital and $2.0 million in expense) of this three-year, $49 million project.  The Foley Energy Project involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley mill from about 85% to about 95%.  In the nine months ended March 31, 2011, we spent $6.0 million to purchase 8,100 acres bordering our Foley facility.  In October 2011, the Board of Directors approved the Foley Specialty Expansion Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $79 million of which $14.1 million has been spent and an additional $24 million is expected to be spent in the current fiscal year.  We expect our capital spending will be approximately $90 million in fiscal year 2012.  On January 31, 2012, we completed the sale of Merfin Systems and recorded proceeds of $5.7 million from the sale.

Net cash used in financing activities

During the nine months ended March 31, 2012, we paid cash dividends ($0.19 per share) in the aggregate amount of $7.6 million.  During the nine months ended March 31, 2011, we paid cash dividends ($0.13 per share) in the aggregate amount of $5.2 million.  During the nine months ended March 31, 2012, we repurchased 0.4 million shares at a cost of $10.6 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of March 31, 2012.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2012(1)	2013 and 2014	2015 and 2016	Thereafter

Long-term obligations (2)	$76.9	$0.5	$3.8	$72.6	$-
Operating lease obligations	4.7	0.8	2.3	1.6	-
Timber commitments	191.6	6.6	51.6	46.3	87.1
Other purchase commitments (3)	87.3	27.6	56.8	2.9	-
Total contractual cash obligations	$360.5	$35.5	$114.5	$123.4	$87.1
(1)	Cash obligations for the remainder of 2012.

(2)	Amounts include related interest payments. Interest payments of $6.7 million for variable debt are based on the effective annual rate as of March 31, 2012 of 2.7%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2012 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended March 31, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no changes to the material risks facing our business from those disclosed in our Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At March 31, 2012, we have remaining approximately 4.8 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the quarter ending March 31, 2012.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
				4,798,871
January 1 – January 31, 2012	-	$-	-	4,798,871
February 1 – February 29, 2012	-	-	-	4,798,871
March 1 – March 31, 2012	-	-	-	4,798,871
Total	-	$-	-	4,798,871

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer

Date: May 3, 2012

By:	/s/ Steven G. Dean

Steven G. Dean, Senior Vice President and Chief Financial Officer

Date: May 3, 2012

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