Form 10-K
period 2012-06-30
BUCKEYE TECHNOLOGIES INC
filed 2012-08-29
CIK 899597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012
or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____ to ____

Commission file number: 1-14030

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).
Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *	Smaller Reporting Company *

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was last sold on the New York Stock Exchange, was approximately $1,255 million.

As of August 27, 2012, there were outstanding 39,948,312 Common Shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Buckeye Technologies Inc.’s 2012 Annual Proxy Statement to be filed with the Commission in connection with the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I
Item 1. Business

General

Buckeye Technologies Inc. (sometimes referred to in this report as “we”, “us”, the “Company” or “Buckeye”) is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee.  We believe that we have leading positions in many of the high-end niche markets in which we compete.  We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers.  We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage.  We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies.  As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors.  We produce precisely tailored products designed to meet individual customer requirements.  Our focus on specialty niche markets allows us to establish long-term supply positions with key customers.  We operate manufacturing facilities in the United States, Canada and Germany.

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

Due to a decline in demand for cotton content paper, in August 2003 we closed the specialty cotton papers portion of our Lumberton, North Carolina facility.  Due to excess airlaid production capacity around the globe, we closed our single-line airlaid nonwovens facility in Cork, Ireland in July 2004.  In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany.  In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility, which was completed during fiscal year 2006.  On June 17, 2011, we announced plans to close our Delta, British Columbia, Canada airlaid nonwovens facility, which we expect will be completed by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization.  On January 31, 2012, we completed the sale of Merfin Systems, our nonwoven materials converting business, to National Tissue Company.  Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations.  On June 14, 2012, we completed the sale of our cotton specialty fibers plant located in Americana, Brazil to Vicunha Participacoes S. A.  Our decision was due to the facility’s uncompetitive cost position for the products it made, primarily driven by the high cost of its cotton linter raw material supply.

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

Product Groups	% of Fiscal 2012 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers Chemical Cellulose Food casings Rayon industrial cord Rayon staple fiber Cellulose ethers Wood acetate Cotton acetate	40%

Purity and strength

Strength and heat stability

Uniform viscosity and dyeability

High viscosity, low viscosity, purity
and safety

Viscosity uniformity and purity

Transparency/clarity, strength and
purity

Hot dog and sausage casings

High performance tires and hose reinforcement

Textiles

Personal care products, low fat dairy products, pharmaceuticals and construction materials

Cigarette filters

Liquid crystal display film for computers and television screens and plastic applications

Customized Fibers Filters Specialty cotton papers Cosmetic Cotton Buckeye UltraFiber 500®	15%	High porosity and product life Color permanence and tear resistance Absorbency, strength and softness Finishing and crack reduction	Automotive, laboratory and industrial filters Personal stationery, premium letterhead and currency Cotton balls and cotton swabs Concrete
Fluff Pulp Fluff pulp	18%	Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products
Nonwoven Materials Airlaid nonwovens	27%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

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

Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products.  Approximately 55% of our fluff pulp usage (in nonwovens) in 2012 was internally supplied.  The remainder is purchased from several other suppliers.  In addition to fluff pulp, our nonwovens products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications.  These raw materials are also purchased from multiple sources.

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors.  We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp.  We continue to have raw material pricing and availability issues for our cotton linter fibers.  This raw material availability constraint will limit our growth and will continue to impact production costs.  North American cotton linter availability improved significantly after the first quarter of 2011 and we anticipate that it will remain constant at current levels through 2013.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas.  These manufacturing inputs are subject to significant changes in prices, which could adversely affect our operating results.

Sales and Customers

Our products are marketed and sold through a technically skilled sales force.  We maintain sales offices in the United States, Europe and China.  Our worldwide sales are diversified by geographic region as well as end-product application.  Our sales are distributed to customers in over 60 countries around the world.  Our fiscal 2012 sales reflect this geographic diversity, with 39% of sales in North America, 34% of sales in Europe, 21% of sales in Asia, and 6% in other regions.  Approximately 89% of our worldwide sales for fiscal 2012 were denominated in U.S. dollars.  Our products are shipped by rail, truck and ocean carrier.  Geographic segment data and product sales data are included in Note 20, Segment Information, to the Consolidated Financial Statements.

Net sales by geographical destination for the three years ended June 30, 2012 were as follows:

(in millions)
Net Sales by Destination
	2012		2011		2010
United States	$283	32%	$293	33%	$223	30%
Germany	120	13	103	12	70	10
Japan	60	7	59	7	32	4
India	42	5	29	3	21	3
Italy	42	5	49	6	53	7
China	38	4	33	4	44	6
Mexico	39	4	28	3	34	5
France	26	3	28	3	25	4
Canada	24	3	33	4	33	4
All other	221	24	225	25	199	27
Total	$895	100%	$880	100%	$734	100%

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

Research and Development

Our research and development activities focus on developing new products, improving existing products and enhancing process technologies to further reduce costs and respond to environmental needs.  We have research and development pilot plant facilities in Memphis and we employ engineers, scientists and technicians who are focused on advanced products and new applications to drive future growth.  Our pilot plant facilities allow us to produce, test and deliver breakthrough products to the market place on a more cost-effective basis while minimizing interruptions to the normal production cycles of our operating plants.

Research and development costs of $7.1 million, $7.1 million and $6.8 million were charged to expense as incurred for the years ended June 30, 2012, 2011 and 2010, respectively.

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

We believe that the number of producers of high purity chemical cellulose and customized fiber pulp is unlikely to grow significantly due to the substantial investment and technical know-how required to enter this market.  We believe that the total market size for high purity chemical cellulose and customized fiber pulp is approximately 1.4 million tons per year and is growing at a rate of 3-4% per year.  Rayonier has announced that they will be converting their fluff pulp line to produce 190,000 tons per year of dissolving pulp in 2013. Buckeye is converting 42,000 tons of fluff production into high-end specialty markets with startup planned for April 2013.  Neucel and Domsjö Fabriker, two mills that formerly supplied both the low and mid-range of the dissolving pulp market, have been acquired by viscose staple fiber producers, reducing supply to the high purity cellulose market.

Numerous announcements of companies planning to convert commodity paper grade mills to produce low-end dissolving pulps for viscose staple fiber have been announced.  We believe that it is unlikely that all of these conversions will occur due to high costs and technical difficulties associated with converting, and the vast majority of these conversions will not be capable of supplying product into the high purity cellulose and customized fiber segment of the market.  Demand from China, India and other fast-growing Asian markets for chemical cellulose to support the growing viscose rayon staple fiber market continues.  Dissolving pulp prices into the viscose rayon staple fiber market in China have fallen considerably due to increased dissolving pulp supply.  We do expect the long-term demand to continue consistent with the fast-growing middle class in these emerging economies.

Although global demand for fluff pulp is growing by 3% to 5% annually, we expect fluff pulp prices over the longer term to vary to a degree with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp.  In the past, fluff pulp prices have been higher than commodity pulp prices by $40 to $60 per air dry metric ton on average, but short term variances can be more significant.  We use 20,000 to 35,000 metric tons of fluff pulp annually from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business.  We believe that we currently produce approximately 4% of the world’s supply of fluff pulp.  Major competitors include AbitibiBowater Inc., International Paper Company, GP Cellulose, LLC, Rayonier, Weyerhaeuser Corp. and Domtar Corp.  We believe global fluff pulp capacity is approximately 5.9 million tons annually with International Paper’s 270,000 ton conversion in Franklin, Virginia and the conversion of Arauco’s Alto Parana mill in Argentina, which added up to 250,000 tons per year.

Worldwide demand for airlaid nonwovens products is estimated to increase by 3-5% per year, driven by growth in demand for airlaid material to be used in wipes and in feminine hygiene products.  Buckeye is a leading supplier of airlaid nonwoven materials worldwide.  The markets in which we compete also utilize nonwovens materials produced with technologies other than airlaid such as spunlace.  Major nonwovens competitors include Suominen, P.H. Glatfelter Company, Duni AB, GP Cellulose, LLC, Petropar, Kimberly-Clark Corporation and Polymer Group, Inc.

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

Intellectual Property

At June 30, 2012 and 2011, we had intellectual property assets recorded totaling $10.2 million and $11.8 million, respectively.  These assets include patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations.  Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Seasonality

Our overall business generally is not seasonal to a substantial extent, although we ship slightly lower specialty fiber volume in the July to September quarter and slightly lower nonwovens volume is shipped in the October to December quarter.

Employees

As of August 27, 2012, we employed approximately 1,270 employees, of whom approximately 77% are employed at our facilities in the United States.  Approximately 56% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through December 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement has been extended to December 31, 2012 to coincide with the plant closure.  A works council provides employee representation for non-management workers at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston and Lumberton, North Carolina are not unionized.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2013.

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

Other Information

Our website is www.bkitech.com.  We make available, free of charge, through our website under the heading “Investors,” proxy materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended.  The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K or any other report that we may file with the Commission.

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

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense.  The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations.  We have raw material pricing and availability issues at our Memphis specialty fiber plant.  We have the option to import cotton linters for our Memphis specialty cotton fiber production in order to minimize the impact of unexpected fluctuations in North American cotton fiber availability.  We have limited production at our Memphis specialty fibers facility because of raw material constraints.  This raw material availability constraint will limit growth and continue to impact our production costs.  Energy and chemical costs which had increased substantially in recent years, resulting in increased production costs for our products, have recently moderated.  Increases in production costs could have a material adverse effect on our business, financial condition and results of operations.  In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities, which could materially and adversely affect our business.  As of August 27, 2012, we employed approximately 1,270 employees, of whom approximately 77% are employed at our facilities in the United States.  Approximately 56% of the U.S. employees are represented by unions at two plants in Perry, Florida and Memphis, Tennessee.  Our Foley Plant’s labor agreement is in effect through December 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement has been extended through December 31, 2012 to coincide with the plant closure.

Employee representation is provided by a works council at our nonwoven materials plant in Steinfurt, Germany.  Our plants in Gaston and Lumberton, North Carolina are not unionized.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2013.

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

We have manufacturing facilities in three countries and sell products in over 60 countries.  For the fiscal year ended June 30, 2012, sales of our products outside the United States represented approximately 68% of our sales.  The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales.  In addition, although approximately 89% of our sales are denominated in U.S. dollars, it is possible that as we expand globally, we will face increased risks associated with operating in foreign countries, including:

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

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks related to our industry” and “Risks related to our business” and the following:

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

Specialty Fiber Plants

Memphis Plant.  The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose.  As of June 30, 2012, the Memphis Plant operated at about 55% of its capacity.

Foley Plant.  The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose.  We also own approximately 21,000 acres of real property near the plant site of which approximately 4,900 is subject to a conservation easement.  As of June 30, 2012, the Foley Plant operated at approximately 100% of its capacity.

Lumberton Plant.  The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,000 annual metric tons of cosmetic cotton fiber.  As of June 30, 2012, the Lumberton Plant operated at approximately 100% of its capacity.

Nonwovens Plants

The stated capacity of airlaid nonwovens machines is based upon an assumed mix of products.  The flexible nature of airlaid technology allows for a wide range of materials to be produced.  Machine production capability has typically been lower than the stated capacity, often by factors of 10-20%, when adjusted to reflect the actual product mix.  Based on current product mix, utilization of our airlaid machines worldwide, as of June 30, 2012, was approximately 75% of their capacity.

Delta Plant.  The Delta Plant is located in Delta, British Columbia on a 12-acre industrial park site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens (18,000 based on current production mix) from one production line.  In June 2012, we entered into an agreement of purchase and sale for our Delta facility’s land and buildings.  See Note 4 for further discussion.

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

We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Delta Plant, the Steinfurt Plant and the Gaston Plant.  We lease buildings that house the sales offices in Europe and China and distribution facilities in Savannah, Georgia.  All of the facilities located in the United States are pledged as collateral for certain debt agreements.

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

Item 4. Mine Safety Disclosures

Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers on August 29, 2012 are:

Name	Age	Position
John B. Crowe	65	Chairman of the Board, Chief Executive Officer and Director
Steven G. Dean	56	Executive Vice President and Chief Financial Officer
Douglas L. Dowdell	54	Executive Vice President, Specialty Fibers
Charles S. Aiken	62	Sr. Vice President, Energy and Sustainability
Sheila Jordan Cunningham	60	Sr. Vice President, General Counsel and Secretary
Paul N. Horne	57	Sr. Vice President, Product and Market Development
Marko M. Rajamaa	51	Sr. Vice President, Nonwovens
Terrence M. Reed	52	Sr. Vice President, Human Resources

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

Steven G. Dean
Executive Vice President and Chief Financial Officer
Mr. Dean has served as Executive Vice President and Chief Financial Officer since July 24, 2012.  He served as Senior Vice President and Chief Financial Officer from July 2007 to July 2012.  He served as Vice President and Chief Financial Officer from July 2006 to July 2007.  He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006.  Previously, he served as Controller for Buckeye's Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye's Nonwovens Division from August 2001 to November 2004.  Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

Douglas L. Dowdell
Executive Vice President, Specialty Fibers
Mr. Dowdell has served as Executive Vice President, Specialty Fibers since July 24, 2012.  He served as Senior Vice President, Specialty Fibers from February 2006 to July 2012.  He served as Senior Vice President, Nonwovens from February 2005 to February 2006.  He served as Vice President, Nonwovens from October 2003 to February 2005.  He served as Vice President, Absorbent Wood Fiber Sales from February 2002 to October 2003.  He served as Vice President, Nonwovens Business Development from February 2001 to February 2002.  He served as Vice President, Absorbent Products Business Development from August 2000 to February 2001. Prior to August 2000 he held several positions in the Company including: Manager, Absorbent Fiber Sales; Manager, Business Development; and Manager, Wood Procurement.  He was an employee of Procter & Gamble from 1988 to March 1993.

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

Terrence M. Reed
Senior Vice President, Human Resources
Mr. Reed has served as Senior Vice President, Human Resources since July 24, 2012.  He served as Vice President, Human Resources from March 2006 to July 2012.  Previously he served as Plant Manager, Foley Plant from January 2005 to March 2006 and prior to that he held various manufacturing roles in the Foley Plant.  Prior to joining Buckeye in 1995, he was an engineer for American Greetings Corporation from 1992 to 1995 and was an officer in the United States Army from 1983 to 1992.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BKI.  There were approximately 11,500 shareholders on August 9, 2012, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.  The table below sets forth the high and low sales prices for our common stock.
	Year Ended June 30
	2012		2011
	High	Low	High	Low
First quarter (ended September 30)	$29.24	$23.80	$14.99	$9.32
Second quarter (ended December 31)	34.22	24.00	23.25	14.20
Third quarter (ended March 31)	37.40	32.60	28.50	19.94
Fourth quarter (ended June 30)	34.00	26.41	28.62	22.45

We made $10.8 million in dividend payments, $0.27 per share, during the year ended June 30, 2012.  We made $7.3 million in dividend payments, $0.18 per share, during the year ended June 30, 2011.  We did not make any dividend payments during the year ended June 30, 2010.  On August 7, 2012, our Board of Directors declared a quarterly dividend of $0.08 per share of common stock.  The dividend is payable on September 14, 2012 to stockholders of record as of the close of business on August 14, 2012.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.  The amount we distribute as dividends will depend on our financial results at the time of distribution.

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  During fiscal years 2012 and 2011 we repurchased 1.2 million and 0.4 million shares of our common stock, respectively, at a total cost of $32.9 million and $9.8 million, respectively.  We did not repurchase any shares during 2010.  At June 30, 2012, we have remaining approximately 4.0 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the period ending June 30, 2012.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs

April 1 – April 30, 2012	166,094	$32.51	6,367,223	4,632,777
May 1 – May 31, 2012	383,906	29.99	6,751,129	4,248,871
June 1 – June 30, 2012	200,000	27.08	6,951,129	4,048,871
Total	750,000	$29.77	6,951,129	4,048,871

See the table labeled ‘Equity Compensation Plan Information” to be contained in the 2012 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the New York Stock Exchange (“NYSE”) Paper & Allied Products peer group for the five fiscal years ended June 30, 2012.  The graph and table assume that $100 was invested on June 30, 2007 in each of our common stock, the Russell 2000 Index, and the NYSE Paper & Allied Products peer group and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., the Russell 2000 Index,
and NYSE Paper & Allied Products- SIC Codes 2600-2699

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/07
6/08
6/09
6/10
6/11
6/12
Buckeye Technologies Inc.
Russell 2000
NYSE Paper & Allied Products - SIC Codes 2600-2699

*$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	2007	2008	2009	2010	2011	2012

Buckeye Technologies Inc.	100.00	54.69	29.02	64.32	176.03	187.58
Russell 2000	100.00	83.81	62.84	76.35	104.91	102.73
NYSE Paper & Allied Products – SIC Codes 2600-2699 (U.S. & Foreign Cos.) excluding KMB	100.00	66.93	54.37	75.81	103.35	97.59

Item 6. Selected Financial Data

Selected Financial Data
In thousands, except per share data	Year Ended June 30
	2012(b)	2011(c)	2010(d)	2009 (e)	2008 (f)
Operating Data:

Net sales(a)	$894,881	$880,428	$733,893	$727,647	$789,771

Operating income (loss) (a)	$164,039	$134,497	$148,602	$(6,675)	$101,702

Income from continuing operations (a)	$118,915	$128,806	$116,476	$(48,721)	$48,134

Net income (loss)	$90,028	$124,268	$114,574	$(65,388)	$47,102

Basic earnings (loss) per share
Income (loss) from continuing operations	$3.00	$3.20	$3.00	$(1.26)	$1.24
Basic earnings (loss) per share	$2.26	$3.09	$2.95	$(1.69)	$1.21

Diluted earnings (loss) per share
Income (loss) from continuing operations	$2.98	$3.16	$2.95	$(1.26)	$1.23
Diluted earnings (loss) per share	$2.24	$3.05	$2.90	$(1.69)	$1.20

Cash dividends per share	$0.27	$0.18	$-	$-	$-

Balance sheet data:
Total assets	$837,411	$869,851	$852,454	$792,384	$1,009,225
Total long-term debt and capital leases (including current portion)	$58,578	$96,921	$237,332	$327,465	$394,268

(a)
Amounts exclude the impact of discontinued operations of the cotton specialty fibers plant in Americana, Brazil.  Additional information is included in Note 6, Discontinued Operations, to the Consolidated Financial Statements.

(b)
Includes a pretax charge of $2,425 ($2,425 after tax) for goodwill impairment.  Includes a pretax charge of $2,094 ($1,356 after tax) for long-lived asset impairment.  Includes a pretax charge of $234 ($152 after tax) for restructuring expense.  Includes a pretax reversal of accrued interest of $2,285 ($1,459 after tax) that was recorded in prior periods related to a payable to the IRS for which the IRS subsequently concluded no interest was due.  See Note 26, Subsequent Events, to the Consolidated Financial Statements.  Includes an after-tax benefit of $9,040 related to CBC.

(c)
Includes a pretax charge of $1,082 ($978 after tax) for restructuring costs.  Includes a pretax charge of $13,007 ($13,007 after tax) for asset impairment charges.  Includes a pretax charge of $3,649 ($2,372 after tax) for early extinguishment of debt.  Includes an after tax benefit of $51,458 related to CBC.  Includes a pretax charge of $2,452 ($1,565 after tax) for interest payable to the IRS for the use of funds from Alternative Fuel Mixture Credits (“AFMC”) refunds expected to be exchanges for CBC.

(d)
Includes a pretax charge of $3,353 ($2,095 after tax) for restructuring costs.  Includes a pretax benefit of $77,677 ($76,791 after tax) for AFMC.  Includes a pretax charge of $2,606 ($1,629 after tax) for early extinguishment of debt.  Includes an after tax benefit of $5,415 for investment tax credits on prior period energy project expenditures.

(e)
Includes a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment.  Includes a pretax benefit of $54,232 ($39,644 after tax) for AFMC.  Includes a pretax benefit of $401 ($261 after tax) for early extinguishment of debt.

(f)	Includes a pretax charge of $623 ($392 after tax) for early extinguishment of debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K.  Our MD&A is composed of four major sections:  Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies and Estimates.  Unless otherwise indicated, references to a year (e.g., “2012”) refers to our fiscal year ended June 30 of that year.

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

Our strategy is to continue to strengthen our position as a leading supplier of renewable cellulose-based specialty products.  The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, successful execution of our high-end specialty wood pulp expansion project, identifying new profitable, sustainable growth opportunities, improving our return on invested capital for all assets and continuing our progress to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning value to stockholders.

Net sales, excluding discontinued operations in Brazil, for 2012, were a record $895 million, up $15 million or 2% from $880 million in 2011, as higher specialty fibers selling prices more than offset the impact of lower airlaid nonwovens shipment volumes and the January sale of our Merfin Systems converting business to National Tissue.  Specialty fibers segment sales were up 6% and sales in the nonwoven materials segment (excluding the impact of the sale of our King converting business) were down 7%.  The sale of our King business accounted for an $11 million reduction in net sales compared to 2011.  Shipment volume, excluding the impact of plant closures and divestitures, was down 2% compared to the prior year, with specialty fibers shipments down 1% and nonwovens shipment volume down 6%.  For the total year, average selling prices were up by 18% on both our high-end wood and cotton specialty pulp, while average fluff pulp prices decreased by $77 per ton compared to the prior year.  Average nonwovens selling prices were up by about 1% year over year.

Operating income, excluding discontinued operations in Brazil, for 2012, was $164 million, an increase of $30 million compared to $134 million in 2011.  Gross margin improved by $15 million compared to the same period in 2011 as selling prices overall were up significantly in spite of lower average fluff pulp prices.   Higher prices were more than enough to offset the impact of increased cotton linter raw material costs.  Chemical and transportation costs were modestly higher, while energy costs and fixed overhead costs were modestly lower year over year.  The impact of the power and steam drum failure outages at Foley reduced gross margin by $6 million compared to the prior year.  Gross margin as a percentage of net sales improved from 22.9% in 2011 to 24.3% in 2012, the highest level in 12 years.  Restructuring and impairment losses for the year, excluding discontinued operations in Brazil, and relating to the sale of our Merfin Systems business, totaled $5 million in 2012.  This compares to $14 million in 2011 relating mostly to the announced closure of our Delta nonwovens facility planned for December 2012.

Net income for 2012 was $90 million, or $2.24 per diluted share, down $34 million or $0.81 per diluted share compared to 2011.  A reduction in the net benefit realized from the cellulosic biofuel credit, which impacts both income tax and interest expense, accounted for $40 million of this reduction in net income.  In addition, the loss from discontinued operations, net of tax, was $24 million greater year over year due to impairment and restructuring charges related to the closure and sale of our Americana, Brazil cotton linter pulp facility in 2012.  Other impairment and restructuring losses related to the sale of our Merfin Systems business and the announced closure of our Delta nonwovens plant were lower in 2012 compared to 2011, accounting for a $9 million improvement in net income.  An offsetting $20 million improvement in net income was mainly the result of increased sales and improved gross margin primarily driven by higher selling prices.  In addition, selling, research and administrative expenses and net interest expenses were lower compared to the prior year.

Net cash provided by operating activities in 2012 totaled $172 million, which was lower by $40 million compared to $212 million in 2011.  The cash tax benefit from the cellulosic biofuel credit was down $89 million compared to 2011, when we received tax refunds of $73 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits.  In 2012, we received a tax benefit of $23 million relating to the closure and sale of our Brazilian cotton linter pulp operations.  An offsetting $26 million improvement in cash flow from operations was driven by increased sales revenue, improved gross margin, lower selling, research and administrative expenses, and lower cash interest costs.

Our capital spending for the year just completed was $85 million, up from $57 million in 2011.  This included $33 million in spending on the Florida Specialty Expansion Project, which is targeted for completion in the April-June quarter of 2013.  Of the $172 million in net cash provided by operating activities and the $12 million in proceeds from the two divestitures completed in 2012, $85 million was reinvested in the business in the form of capital expenditures, $38 million was applied to debt reduction, and $44 million was returned to shareholders in the form of share repurchases and dividends.

Fourth quarter and full-year results, as previously reported in our earnings release dated August 7, 2012, were subsequently adjusted to reflect the reversal of accrued interest in the amount of $8.1 million ($5.7 million reduction in interest expense and $2.4 million reduction to income tax expense) and related deferred tax assets of $2.9 million as a result of a release from the Internal Revenue Service on August 22, 2012.  The net effect of these adjustments was an increase to net income of $5.2 million ($0.13 per diluted share).  See additional discussion in Note 26, Subsequent Events, to the Consolidated Financial Statements.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2012.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2012	2011	2010	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
Net sales	$894.9	$880.4	$733.9	$14.5	$146.5	1.6%	20.0%
Cost of goods sold	677.4	678.2	610.4	(0.8)	67.8	(0.1)	11.1
Gross margin	217.5	202.2	123.5	15.3	78.7	7.6	63.7
Selling, research and administrative expenses	46.7	51.7	48.1	(5.0)	3.6	(9.7)	7.5
Amortization of intangibles and other	2.0	2.0	1.9	-	0.1	-	5.3
Impairment and restructuring costs	4.8	14.1	3.4	(9.3)	10.7	(66.0)	314.7
Alternative fuel mixture credits	-	-	(77.7)	-	77.7	-	100.0
Other operating income	-	(0.1)	(0.8)	0.1	0.7	100.0	87.5
Operating income (loss)	$164.0	$134.5	$148.6	$29.5	$(14.1)	21.9%	(9.5)%

Net sales increased $14.5 million in 2012 versus 2011.  Higher selling prices, mainly in the specialty fibers segment accounted for an increase of $52.4 million.  Higher specialty wood fibers (up 18%) and cotton specialty prices (up 12%) more than offset lower fluff pulp prices of $78 per ton.  These higher selling prices were partially offset by lower volume in nonwoven materials as we sold Merfin Systems, our nonwoven materials converting business, ($11.3 million impact) and experienced lower demand in our North American markets.  We also experienced lower volume and unfavorable product mix in wood specialty products.

Gross margin in 2012 increased by $15.3 million versus 2011 and improved as a percentage of net sales from 23.0% in 2011 to 24.3% in 2012, primarily driven by the higher selling prices which were more than enough to offset the impact of increased cotton linter raw material costs, and higher chemical and transportation costs.  In June 2012, our Foley plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This had a negative impact on gross margin of $4.0 million in 2012, net of insurance proceeds.  In February 2012, we had a power failure at our Foley plant which resulted in lower operating income of $2.3 million, which is net of insurance proceeds.

Net sales in 2011 versus 2010 increased by $146.5 million or 20.0%, primarily due to higher selling prices in both segments, accounting for an increase of $131.3 million.  Both segments also experienced favorable product mix, which contributed an additional $23.8 million to the higher sales number, partially offset by lower volume and unfavorable exchange rates in Europe.

Our 2011 gross margin was $78.7 million better than 2010 and improved as a percentage of net sales from 16.8% in 2010 to 23.0% in 2011.  This improvement was due to the higher selling prices.  Raw material costs were up significantly for our cotton specialty fibers and nonwovens products compared to 2010, but wood costs were only modestly higher.  Chemical, freight and direct costs were up, while natural gas costs were slightly lower.  The final insurance settlement related to the June 2010 power outage at our Foley Plant added $3.2 million to our gross margin, representing a partial recovery of the $6.1 million in lost margin from business interruption and property damage.

Selling, research and administrative expenses decreased $5.0 million from 2011 to 2012 as the result of lower bonus expense.  Selling, research and administrative expenses increased $3.6 million in 2011 from 2010 as a result of higher bonus and stock compensation expense, due to improved profit, cash flow, safety and quality and a higher stock price.  As a percentage of net sales these costs decreased to 5.2% in 2012 versus 5.9% in 2011 and 6.6% in 2010.

On January 31, 2012 we completed the sale of Merfin Systems, our nonwovens materials converting business, in King, North Carolina.  It was a non-core business and we wanted to redeploy the proceeds into strategic operations.  This sale resulted in an asset impairment charge of $2.1 million, a goodwill impairment charge of $2.4 million and restructuring expenses of $0.2 million.  We recorded proceeds of $5.5 million from the sale.

On June 17, 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  We evaluated the recoverability of the long-lived assets at the Delta facility and determined that these long-lived assets were impaired and wrote them down to their estimated fair value resulting in an impairment charge of $13.0 million.

We recorded $77.7 million in AFMCs, which were net of expenses, in our consolidated statements of operations for the year 2010.

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

The following table compares net sales and operating income by segment for the three years ended June 30, 2012.  Each segment is discussed in further detail in the paragraphs below.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2012	2011	2010	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
Net sales
Specialty Fibers	$686.7	$648.5	$515.0	$38.2	$133.5	5.9%	25.9%
Nonwoven Material	239.0	264.9	246.8	(25.9)	18.1	(10.0)	7.3
Corporate	(30.8)	(33.0)	(27.9)	2.2	(5.1)	6.7	(18.3)
Total net sales	894.9	880.4	733.9	14.5	146.5	1.6	20.0

Operating income
Specialty Fibers	165.4	147.5	67.3	17.9	80.2	12.1	119.2
Nonwoven Material	11.7	13.8	16.8	(2.1)	(3.0)	(15.2)	(17.9)
Corporate	(13.1)	(26.8)	64.5	13.7	(91.3)	51.1	(141.6)
Total operating income	$164.0	$134.5	$148.6	$29.5	$(14.1)	21.9%	(9.5)%

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2012.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2012	2011	2010	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
Net sales	$686.7	$648.5	$515.0	$38.2	$133.5	5.9%	25.9%
Operating income	165.4	147.5	67.3	17.9	80.2	12.1	119.2
Operating margin percentage	24.1%	22.7%	13.1%

In 2012, net sales increased by $38.2 million versus 2011, primarily due to higher selling prices in our specialty wood fibers grades, up 18%, cotton specialty fibers grades, up 12%, partially offset by lower fluff pulp prices of 9% or $78 per ton.  We continue to have more than 90% of our Memphis plant’s specialty cotton fibers business committed to sales agreements that allow us to pass through the higher cost of cotton linters.  Partially offsetting the higher prices were specialty wood fibers lower shipment volume and unfavorable mix.

Operating income increased by $17.9 million in 2012 versus 2011, primarily due to the higher selling prices in our specialty grades.  Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters relative to the year ago period.  Offsetting the higher selling prices were increased costs for raw materials, chemicals and transportation.  In June 2012, our Foley plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This had a negative impact on gross margin of $4.0 million in 2012, net of insurance proceeds.  In February 2012, we had a power failure at our Foley plant which resulted in lower operating income of $2.3 million, which is net of insurance proceeds.

Net sales were up substantially in 2011 versus 2010, primarily due to higher selling prices.  Average selling prices for high-end specialty wood fibers grades were up 18%, reflecting strong market conditions and improved mix.  Fluff pulp prices were up 27% in 2011 versus 2010 driven by a rapidly growing demand for absorbent products in emerging markets.  Prices for specialty cotton grades were up 35% as higher costs for cotton linters were passed through based on provisions included in our long-term sales agreements.  Adding to the sales improvement were favorable product mix and higher shipment volume from our Memphis plant.  As of June 30, 2011, more than 90% of our Memphis plant’s specialty cotton fibers business was committed to contracts that allowed us to commit to longer procurement agreements for cotton linters.  This provided improved control of cost and flow of products to our customers.

Operating income increased by $80.1 million in 2011 versus 2010 and improved as a percentage of net sales from 13.1% in 2010 to 22.7% in 2011.  This improvement was driven by the higher pricing and improved product sales mix.  The successful January 2011 start-up of Phase I of our energy project’s turbine generator at our specialty wood fibers mill contributed to our improved gross margin.  Improved capacity utilization at our Memphis specialty cotton fibers plant also contributed to the higher gross margin as we experienced some improvement in the availability of cotton linters.  Partially offsetting these items were higher raw material prices mainly due to the higher cost for cotton linters.  Direct costs increased due mainly to higher spending on maintenance and higher bonus accruals.  In addition we experienced higher chemical and transportation costs.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2012.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2012	2011	2010	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
Net sales	$239.0	$264.9	$246.8	$(25.9)	$18.1	(10.0)%	7.3%
Operating income	11.7	13.8	16.8	(2.1)	(3.0)	(15.2)	(17.9)
Operating margin percentage	4.9%	5.2%	6.8%

Nonwoven materials sales decreased in 2012 versus 2011.   Lower shipment volume in North America was the main driver for the decrease.  The sale of Merfin Systems contributed $11.3 million to the sales decrease.

Operating income decreased slightly in 2012 versus 2011.  The sale of Merfin Systems had an impact of $2.0 million.

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

The following tables compare corporate net sales and operating income (loss) for the three years ended June 30, 2012.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2012	2011	2010	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
Net sales	$(30.8)	$(33.0)	$(27.9)	$2.2	$(5.1)	6.7%	(18.3)%
Operating income (loss)	(13.1)	(26.8)	64.5	13.7	(91.3)	51.1	(141.6)

The operating income (loss) for the three years ended June 30 consists of:

(dollars in millions)	2012	2011	2010
Unallocated at-risk compensation	$(2.7)	$(5.7)	$(5.0)
Unallocated stock-based compensation	(4.2)	(4.6)	(2.7)
Intellectual property amortization	(2.0)	(2.0)	(1.9)
Restructuring expenses	(0.2)	(1.1)	(3.4)
Asset impairment	(2.1)	(13.0)	-
Goodwill impairment	(2.4)	-	-
Gross margin on intercompany sales	0.5	(0.4)	(0.2)
Alternative fuel mixture credits	-	-	77.7
	$(13.1)	$(26.8)	$64.5

Impairment and Restructuring activities

King, North Carolina facility

On January 31, 2012 we completed the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina.  It was a non-core business and we wanted to redeploy the proceeds into strategic operations.  We evaluated the recoverability of the long-lived assets at the facility.  Based on this evaluation, and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation, which had a carrying value of $1.4 million, were impaired and wrote them down to their estimated fair value of $0.2 million, resulting in an impairment charge of $1.3 million. We also recorded a goodwill impairment charge of $2.4 million. With the completion of the sale of Merfin Systems we recorded an additional $0.4 million of impairment based on the negotiated purchase price.  We recorded proceeds of $5.5 million from the sale.  In conjunction with the sale, four positions were eliminated and we recorded restructuring expense of $0.2 million.

Delta, B.C., Canada facility

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

As a result of this decision, we evaluated the recoverability of the long-lived assets at the Delta facility in 2011.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38.4 million, were impaired and wrote them down to their estimated fair value of $25.4 million, resulting in an impairment charge of $13.0 million in 2011.

In 2011, we announced the consolidation of production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site.  The cost of this consolidation was approximately $0.8 million, $0.1 million of which remains to be paid.

In June 2012, we entered into an agreement of purchase and sale for our Delta facility’s land and buildings.

Sales and Administration

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

Interest expense and amortization of debt costs

Interest expense and amortization of debt costs decreased $8.1 million for 2012 versus 2011 primarily as a result of reversing interest that had been accrued as payable to the IRS for the use of funds from AFMC refunds expected to be exchanged for CBC.  In a release dated August 22, 2012, the IRS concluded that no interest is due on the AFMC cash refunds in the CBC exchange.  Additionally, interest expense decreased due to debt reduction of $38.3 million and lower annual interest rates of approximately 156 basis points.

Interest expense and amortization of debt costs decreased $8.7 million for 2011 versus 2010.  Interest expense decreased due to debt reduction of $140.6 million and lower annual interest rates of approximately 243 basis points.  The decrease was slightly offset by $2.5 million of accrued interest payable to the IRS for the use of funds from AFMC refunds expected to be exchanged for CBC.

Loss on early extinguishment of debt costs

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

Foreign exchange and other

Foreign exchange and other in 2012, 2011 and 2010 were $0.4 million, $(1.5) million and $(0.8) million, respectively.  In 2012, the U.S. dollar strengthened against the euro.  The loss in 2011 was primarily due to foreign currency losses as a result of the strengthening of the euro and Canadian dollar versus the U.S. dollar.  The loss in 2010 was primarily due to foreign currency losses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.

Income tax expense

Our effective tax rate on continuing operations for 2012 was approximately 27.5% versus (6.8)% in 2011 and 8.8% in 2010.  Our effective tax rate has differed from the U.S. Federal statutory income tax rate during these periods primarily as a result of tax benefits from investment tax credits, the domestic manufacturing deduction, and CBCs and AFMCs offset by state tax expense.

During 2012, 2011 and 2010, we recorded domestic manufacturing deductions of $4.9 million, $4.5 million and $0.7 million, respectively.  The large increase in this deduction in 2012 and 2011 was due to an increase in the applicable percentage from 6% to 9% and the increase in taxable income.

During 2012, we recorded tax benefits of $9.0 million for additional CBC benefits.  During 2011, we recorded tax benefits of $20.3 million for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.1 million for exchange of CBCs from AFMCs.  See Note 7, Alternative Fuel Mixture Credits / Cellulosic Biofuel Credits, in the Consolidated Financial Statements for further discussion.

During 2010, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 and 2009 tax years.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010, we recorded tax benefits of $26.3 million due to the nontaxable nature of the AFMCs claimed on the federal income tax return.

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

Financial Condition

Our financial condition continued to improve during 2012 with another $38.3 million in debt reduction.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning cash to stockholders.

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

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At June 30, 2012, we were in compliance with the financial covenants under the credit facility.

At June 30, 2012, we had $38.3 million of cash and $237.4 million borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.  Of the cash and cash equivalents held at June 30, 2012, $36.6 million was held by foreign subsidiaries.

 From June 30, 2011 to June 30, 2012, total debt decreased by $38.3 million.  Our total debt decreased $140.6 million to $96.9 million at June 30, 2011 from $237.5 million at June 30, 2010.  Our total debt as a percentage of our total capitalization was 8.9% at June 30, 2012, as compared to 14.3% at June 30, 2011 and 35.2% at June 30, 2010.

While we can offer no assurances, we believe that our cash flow from operations, together with current domestic cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next 24 months.

Treasury stock

At June 30, 2012, a total of 7.0 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During 2012 and 2011 we repurchased 1.2 million and 0.4 million shares, respectively.  We did not repurchase any shares during 2010.

Cash Flow

Cash and cash equivalents totaled $38.3 million at June 30, 2012, compared to $30.5 million at June 30, 2011 and $22.1 million at June 30, 2010.  The following table provides a summary of cash flows for the three years ended June 30, 2012.

(dollars in millions)	2012	2011	2010
Operating activities:
Net income	$90.0	$124.3	$114.6
Noncash charges and credits, net	105.9	30.0	64.9
Changes in operating assets and liabilities, net	(24.1)	57.7	(54.0)
Net cash provided by operating activities	171.8	212.0	125.5

Investing activities:
Purchases of property, plant and equipment	(84.9)	(57.3)	(47.5)
Other investing activities	2.0	(0.5)	6.9
Net cash used in investing activities	(82.9)	(57.8)	(40.6)

Financing activities:
Net borrowings (payments) under lines of credit	(38.3)	(0.6)	80.5
Payments on long-term debt	-	(140.0)	(170.0)
Other financing activities, net	(38.1)	(16.3)	2.3
Net cash used in financing activities	(76.4)	(156.9)	(87.2)

Effect of foreign currency rate fluctuations on cash	(4.7)	11.1	2.3

Net increase in cash and cash equivalents	$7.8	$8.4	$0.0

Cash provided by operating activities

Cash provided by operating activities in 2012 was $40.2 million less than in 2011.  Cash taxes in 2012 were $89.2 million higher compared to 2011 when we received federal tax refunds totaling $72.7 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits.  In February of this year, we repaid $17.6 million in previously received alternative fuel mixture credits to the IRS in exchange for cellulosic biofuel credits.  Offsetting these decreases was a $31.4 million year over year increase in cash flow from operations driven by increased sales revenue, improved margins, and lower cash interest costs.

In 2011, cash provided by operating activities increased $86.5 million over 2010.  The majority of the increase was due to an increase of $72.7 million in tax refunds, most of which was attributed to the AFMCs and CBCs.  Gross margin was significantly higher in 2011 versus 2010 but was partially offset by higher accounts receivable, due to higher sales prices, and an increase in working capital as we rebuilt inventory to more sustainable levels.

Net cash used in investing activities

Purchases of property, plant and equipment increased $27.6 million in 2012, due mainly to the Foley Specialty Expansion Project.  In October 2011, the Board of Directors approved this project, which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $85 million, of which $34.5 million ($33.4 million in capital and $1.1 million in expense) was spent in 2012.  The Foley Energy Project was basically completed in 2012 and added $3.7 million to the capital spent.  Through 2012 we have spent $48.0 million ($45.9 million in capital and $2.1 million in expense) of this three-year, $49 million project, which involves the installation of a steam turbine generator and upgrade of two recovery boilers, and is expected to save the equivalent of 200,000 barrels of oil per year and improve the energy self-sufficiency of our Foley Plant from about 85% to about 95%.  We expect our capital spending will be approximately $114 million in 2013, which will include approximately $42 million for the Foley Specialty Expansion Project.

On January 31, 2012, we completed the sale of Merfin Systems and recorded proceeds of $5.5 million from the sale.  On June 14, 2012, we completed the sale of Americana Ltda and recorded proceeds of $6.3 million from the sale.

        We expect to incur significant capital expenditures in the future to comply with environmental obligations at our Foley Plant specialty fibers facility.  The amount and timing of these capital expenditures may vary depending on a number of factors, including when the final NPDES permit is issued and its final terms and conditions.  For additional information on environmental matters, see Note 24, Contingencies, to the Consolidated Financial Statements.

Net cash used in financing activities

During 2012, we used cash from operations and proceeds from stock option exercises to reduce our debt by $38.3 million, fund $32.9 million in share repurchases and pay out $10.8 million in cash dividends to our stockholders.

During 2011, we used cash from operations, proceeds from stock option exercises and tax refunds attributable to AFMC, CBC and energy investment tax credits to reduce our debt by $140.6 million, fund $9.8 million in share repurchases and pay out $7.3 million in cash dividends to our stockholders.

During 2010, we used cash from operations and proceeds from stock options exercises to reduce our debt by $89.9 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at June 30, 2012.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (5)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years

Long-term obligations (1)	$65	$1	$3	$61	$-
Operating lease obligations (2)	5	2	3	-	-
Timber commitments (3)	186	27	49	45	65
Other purchase commitments(4)	75	61	14	-	-
Total contractual cash obligations	$331	$91	$69	$106	$65

(1) Amounts include related interest payments.  Interest payments for variable debt of $59 million are based on the effective rate as of June 30, 2012 of 2.4%.  See Note 11, Long-Term Debt, to the Consolidated Financial Statements for further information on interest rates.

(2) See Note 12, Leases, to the Consolidated Financial Statements for further information.

(3) See Note 23, Commitments, to the Consolidated Financial Statements for further information.

(4) The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

(5) Less than one year references 2013; 1-3 years references 2014 and 2015; 3-5 years references 2016 and 2017.

Note 1:
Additionally, the cash flow to fund postretirement benefit obligations for our U.S. plan has an expected net present value of $30.4 million.  The actuarially estimated annual benefit payments are as follows: 2013 - $1.7 million; 2014-2015 - $3.6 million; 2016 - 2017 - $3.7 million; and 2018 through 2022 - $9.9 million.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 19, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Note 2:
We also have a tax liability of $61.7 million ($11.9 million current and $49.8 million noncurrent) related to the repayment of AFMC refunds to the IRS in exchange for CBC.  This liability is not included in the table above.

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

Bad debt expense for 2012, 2011 and 2010 was $0.1 million, $0.2 million and $0.1 million, respectively.

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

We increased tax expense by $0.1 million in 2012, by $4.2 million in 2011 and by $0.7 million in 2010 for changes to our valuation allowance.

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

    For 2012, we recognized $9.0 million of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC.  As of June 30, 2012, we have estimated that we will not be able to utilize approximately $16.1 million of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount.  We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.

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

As a result of a significant reduction in demand from a key customer at our specialty fibers Ameriana, Brazil cotton linter facility, we evaluated the recoverability of the long-lived assets at this facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” (ASC 360), as of December 31, 2011.  The results of this test indicated that the Americana assets were impaired as the estimated fair value was less than the carrying value.  The fair value was based on the discounted projected cash flows from the continued operation of the waste water treatment facility plus the estimated value in exchange of the remaining assets.  Based on this evaluation, and after writing-off recoverable assets of $11.9 million and inventory of $1.0 million, which had minimal future use, we determined that the long-lived assets associated with this operation, which had a carrying value of $42.0 million, were impaired and wrote them down to their fair value of $5.9 million, resulting in an impairment charge of $49.0 million in the quarter ended December 31, 2011.  In June 2012, we completed the sale of this facility resulting in an additional impairment charge of $0.2 million.

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the King facility in accordance with ASC 360 as of December 31, 2011.  The results of the recoverability test indicated that the King facility’s assets were impaired as the estimated fair value was less than the carrying value.  The fair value was estimated based on the value in exchange for the facility.  Based on this evaluation, and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation, which had a carrying value of $1.4 million, were impaired and wrote them down to their fair value of $0.1 million, resulting in an impairment charge of $1.3 million in the second quarter of 2012. On January 31, 2012, we completed the sale of Merfin Systems resulting in an additional impairment charge of $0.4 million.  In addition, the goodwill associated with this facility was considered impaired and was written-off resulting in an impairment charge of $2.4 million.  At June 30, 2012, we have no remaining goodwill balance.  On January 31, 2012 we completed the sale of Merfin Systems, our nonwovens materials converting business, in King, North Carolina, resulting in an impairment charge of $2.1 million.  We also recorded a goodwill impairment charge of $2.4 million.  At June 30, 2012, we have no remaining goodwill balance.

In 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  We evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”.  The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets.  As such, the impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value.  We engaged an independent valuation firm to assist with this impairment testing and fair value determination.  The impairment was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38.4 million, were impaired and wrote them down to their estimated fair value of $25.4 million, resulting in an impairment charge of $13.0 million in 2011.

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

Interest Rates

The fair value of the credit facility approximates its carrying value due to its variable interest rate.  The carrying value and fair value of long-term debt at June 30, 2012 were both $58.6 million and at June 30, 2011 were both $96.9.

We had $58.6 million of variable rate long-term debt outstanding on June 30, 2012.  At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $0.6 million unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  We and our subsidiaries generally enter into transactions denominated in their respective functional currencies.  Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars.  The primary currencies to which we are exposed include the euro and Canadian dollar.  We do not have any hedges in place to protect against fluctuations in any of these currencies, but we do sometimes hedge this exposure.  Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros.  We estimate that the negative pre-tax impact of a 5% strengthening of the USD versus the Euro (USD/Euro rate) on our operating income is about $1.1 million annually.  We estimate the positive pre-tax impact of a 5% strengthening of the USD versus the Canadian dollar (USD/CAD exchange rate) at about $1.1 million annually.  We are continuously evaluating our foreign currency exposure and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, we do not generally hedge these net investments.  However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary.  The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $113.1 million and $194.9 million at June 30, 2012 and 2011, respectively.  The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $10.3 million at June 30, 2012.  This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The primary foreign currency exposures on our long-term investments are with the euro and Canadian dollar.

Commodities

We are dependent on commodities in our production process.  Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon.  Exposure to these commodities can have a significant impact on our operating performance.

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year.  As of June 30, 2012, we had a commodity swap transaction in place for 195,000 MMBTUs of natural gas at a fixed price of $3.50 per MMBTU settling monthly through December 2013.  As of June 30, 2011, we had options in place to purchase 675,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.  As of June 30, 2010, we had contracts in place to purchase 125,000 MMBTUs of natural gas at various fixed prices through December 2010.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2012.  Based on that evaluation, our principal executive and financial officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.  The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended June 30, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this Item regarding our Board of Directors is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” to be included in the 2012 Proxy Statement.  The information required by this Item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

Corporate Governance and Code of Business Conduct & Ethics

The information required by this Item regarding our Code of Business Conduct & Ethics and Audit Committee (including the Audit Committee’s “audit committee financial expert”) is incorporated by reference to the section of the 2012 Proxy Statement entitled “Governance of the Company.”

Compliance with Section 16(a) of the Exchange Act

The information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of our 2012 Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of the 2012 Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of the 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions, and director independence is incorporated by reference to the sections of the 2012 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Governance of the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this Item regarding principal accountant fees and services is incorporated by reference to the 2012 Proxy Statement.

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

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	August 29, 2012

By:	/s/ Katherine Buckman Gibson
Katherine Buckman Gibson, Director
Date:	August 29, 2012

By:	/s/ R. Howard Cannon
R. Howard Cannon, Director
Date:	August 29, 2012

By:	/s/ Red Cavaney
Red Cavaney, Director
Date:	August 29, 2012

By:	/s/ Lewis E. Holland
Lewis E. Holland, Director
Date:	August 29, 2012

By:	/s/ Steven G. Dean
Steven G. Dean, Executive Vice President and Chief Financial Officer (principal financial officer)
Date:	August 29, 2012

By:	/s/ Elizabeth J. Welter
Elizabeth J. Welter, Vice President and Chief Accounting Officer (principal accounting officer)
Date:	August 29, 2012

EXHIBIT INDEX
Exhibit		Incorporation by Reference or
Numbers	Description	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998
3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998
3.2	Amended and Restated By-laws	Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 16, 2009
4.1	First Amendment to the Rights Agreement	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1997, filed on September 26, 1997
4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003
4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2009
10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000
10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998
10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001
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
Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on January 21, 2011
10.10	2007 Omnibus Incentive Compensation Plan	Exhibit A to the Company's 2007 Proxy Statement, filed on September 20, 2007
10.11	Form of Indemnification Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 27, 2009
10.12	Form of Performance Shares Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 21, 2010
10.13	Separation Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 24, 2012
21.1	Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

BUCKEYE TECHNOLOGIES INC.

Report of Management

The management of Buckeye Technologies Inc. is committed to providing financial reports that are complete, accurate and easily understood.

The consolidated financial statements and financial information included in this report have been prepared in accordance with accounting principles generally accepted in the United States and in the opinion of management fairly and completely present the Company’s financial results.  Our independent auditor, Ernst & Young LLP, has audited our financial statements and expressed an unqualified opinion.

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

Management, with the participation of our principal executive and financial officers, evaluated our internal control over financial reporting as of June 30, 2012, the end of our fiscal year.  Management based its evaluation on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of Buckeye Technologies Inc. and our report dated August 29, 2012 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion thereon.

Memphis, Tennessee                                                                                                           /s/ Ernst & Young LLP
August 29, 2012

Consolidated Statements of Operations
(In thousands, except per share data)
	Year Ended June 30
	2012	2011	2010
Net sales	$894,881	$880,428	$733,893
Cost of goods sold	677,396	678,234	610,354
Gross margin	217,485	202,194	123,539

Selling, research and administrative expenses	46,704	51,705	48,107
Amortization of intangibles and other	2,021	1,966	1,905
Asset impairment	2,094	13,007	-
Goodwill impairment	2,425	-	-
Restructuring costs	234	1,082	3,353
Alternative fuel mixture credits	-	-	(77,677)
Other operating income	(32)	(63)	(751)
Operating income	164,039	134,497	148,602
Other income (expense):
Interest income	261	80	54
Interest expense and amortization of debt costs	(760)	(8,849)	(17,541)
Loss on early extinguishment of debt	-	(3,649)	(2,606)
Foreign exchange and other	386	(1,506)	(796)

Income from continuing operations before income taxes	163,926	120,573	127,713
Income tax expense (benefit)	45,011	(8,233)	11,237

Income from continuing operations	118,915	128,806	116,476
Loss from discontinued operations, net of tax	(28,887)	(4,538)	(1,902)
Net income	$90,028	$124,268	$114,574

Earnings (loss) per share
Basic
Income from continuing operations	$3.00	$3.20	$3.00
Loss from discontinued operations	(0.74)	(0.11)	(0.05)
Earnings per share - basic	$2.26	$3.09	$2.95

Diluted
Income from continuing operations	$2.98	$3.16	$2.95
Loss from discontinued operations	(0.74)	(0.11)	(0.05)
Earnings per share - diluted	$2.24	$3.05	$2.90

Cash dividends per share	$0.27	$0.18	$-

 See accompanying notes.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$38,284	$30,494
Short-term investments	8,813	-
Accounts receivable – trade, net of allowance for doubtful accounts of $595 in 2012 and $652 in 2011	119,069	135,942
Accounts receivable – other	7,636	4,640
Inventories	90,183	91,024
Deferred income taxes	9,040	4,712
Prepaid expenses and other	16,657	7,504
Total current assets	289,682	274,316

Property, plant and equipment, net	492,109	530,468
Goodwill	-	2,425
Deferred income taxes	42,427	32,741
Intellectual property and other, net	13,193	29,901
Total assets	$837,411	$869,851

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$40,600	$41,437
Accrued expenses	43,135	71,722
Total current liabilities	83,735	113,159

Long-term debt	58,578	96,921
Accrued postretirement benefits	30,602	25,336
Deferred income taxes	4,930	7,968
Payable related to exchange of alternative fuel mixture credits	49,741	39,494
Other liabilities	6,789	7,676

Commitments and contingencies (Notes 23 and 24)

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 38,823,455 and 39,512,129 shares outstanding at June 30, 2012 and 2011, respectively	431	431
Additional paid-in capital	47,206	45,223
Accumulated other comprehensive income	24,968	57,003
Retained earnings	599,339	520,114
Treasury shares, 3,690,682 and 2,941,429 shares at June 30, 2012 and 2011, respectively	(68,908)	(43,474)
Total stockholders’ equity	603,036	579,297
Total liabilities and stockholders’ equity	$837,411	$869,851
See accompanying notes.

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2009	$431	$43,736	$33,701	$288,547	$(48,384)	$318,031
Comprehensive income:
Net income	-	-	-	114,574	-	114,574
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(689)	-	-	(689)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of ($1,194)	-	-	(2,033)	-	-	(2,033)
Net unrealized gain from cash flow hedging instrument, net of tax of $89	-	-	152	-	-	152
Comprehensive income						112,004

Issuance of 504,461 shares of common stock	-	(2,766)	-	-	6,682	3,916
Withholding of 47,877 shares of restricted stock for tax payments	-	641	-	-	(641)	-
Forfeiture of 37,100 shares of common stock	-	499	-	-	(499)	-
Stock-based compensation expense	-	2,335	-	-	-	2,335
Tax benefit from stock-based awards	-	1,035	-	-	-	1,035
Balance at June 30, 2010	$431	$45,480	$31,131	$403,121	$(42,842)	$437,321
Comprehensive income:
Net income	-	-	-	124,268	-	124,268
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	25,971	-	-	25,971
Net prior service credit and actuarial losses on post retirement obligations, net of tax of $93	-	-	159	-	-	159
Net unrealized loss from cash flow hedging instrument, net of tax of ($152)	-	-	(258)	-	-	(258)
Comprehensive income						150,140

Issuance of 737,940 shares of common stock	-	(6,957)	-	-	9,782	2,825
Withholding of 43,812 shares of restricted stock for tax payments	-	586			(586)	-
Forfeiture of 2,097 shares of common stock	-	29	-	-	(29)	-
Repurchase of 400,000 shares of common stock	-	-	-	-	(9,799)	(9,799)
Stock-based compensation expense		3,398	-	-	-	3,398
Tax benefit from stock-based awards	-	2,687	-	-	-	2,687
Dividends	-	-	-	(7,275)	-	(7,275)
Balance at June 30, 2011	$431	$45,223	$57,003	$520,114	$(43,474)	$579,297
Comprehensive income:
Net income	-	-	-	90,028	-	90,028
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	(28,325)	-	-	(28,325)
Net prior service credit and actuarial losses on post retirement obligations, net of tax of $2,182	-	-	(3,716)	-	-	(3,716)
Net unrealized gain from cash flow hedging instrument, net of tax of ($3)	-	-	6	-	-	6
Comprehensive income						57,993

Issuance of 489,545 shares of common stock	-	(6,385)	-	-	7,913	1,528
Withholding of 49,121 shares of restricted stock for tax payments	-	350			(350)	-
Forfeiture of 2,648 shares of common stock	-	81	-	-	(81)	-
Repurchase of 1,187,029 shares of common stock	-	-	-	-	(32,916)	(32,916)
Stock-based compensation expense		3,959	-	-	-	3,959
Tax benefit from stock-based awards	-	3,978	-	-	-	3,978
Dividends	-	-	-	(10,803)	-	(10,803)
Balance at June 30, 2012	$431	$47,206	$24,968	$599,339	$(68,908)	$603,036

See accompanying notes.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30
	2012	2011	2010
Operating activities
Net income	$90,028	$124,268	$114,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,136	50,030	46,275
Amortization	2,641	2,629	2,857
Loss on early extinguishment of debt	-	3,649	2,606
Asset impairment loss	51,268	13,007	-
Goodwill impairment loss	2,425	-	-
Deferred income taxes	(14,454)	(81,565)	7,658
Payable for exchange of alternative fuel mixture credits	10,247	39,494	-
Provision for bad debts	(57)	(198)	(84)
Excess tax benefit from stock based compensation	(4,062)	(2,495)	(726)
Stock-based compensation expense	4,245	4,594	2,672
Loss on disposal of equipment	1,602	1,297	1,096
Other	1,861	(492)	2,503
Changes in operating assets and liabilities excluding effects of dispositions:
Accounts receivable	6,548	(14,805)	(16,200)
Income tax and alternative fuel mixture credits receivable	-	68,356	(58,982)
Inventories	(5,119)	(13,532)	12,452
Other assets	803	122	(94)
Accounts payable and other current liabilities	(26,349)	17,643	8,883
Net cash provided by operating activities	171,763	212,002	125,490

Investing activities
Purchases of property, plant and equipment	(84,940)	(57,307)	(47,540)
Proceeds from sale of assets held for sale	11,760	-	-
Proceeds from State of Florida grant	-	-	7,381
Purchase of short term investments	(9,213)	-	-
Other	(481)	(471)	(413)
Net cash used in investing activities	(82,874)	(57,778)	(40,572)

Financing activities
Net borrowings (payments) under revolving line of credit	(38,343)	(609)	80,502
Payments on long-term debt and other	-	(140,000)	(170,000)
Payments for debt issuance costs	-	(2,586)	(650)
Payments related to early extinguishment of debt	-	(1,984)	(1,700)
Purchase of treasury shares	(32,916)	(9,799)	-
Cash used to settle net share equity awards	(1,526)	(1,186)	(684)
Net proceeds from sale of equity interests	3,054	4,011	4,600
Excess tax benefit from stock based compensation	4,062	2,495	726
Payment of dividend	(10,756)	(7,252)	-
Net cash used in financing activities	(76,425)	(156,910)	(87,206)
Effect of foreign currency rate fluctuations on cash	(4,674)	11,059	2,348
Increase in cash and cash equivalents	7,790	8,373	60
Cash and cash equivalents at beginning of year	30,494	22,121	22,061
Cash and cash equivalents at end of year	$38,284	$30,494	$22,121

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

In June 2012, we sold our Brazilian subsidiary, Buckeye Americana Ltda. to Vicunha Participacoes S.A.  The operating results, as well as the impairment charges, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis.  All prior periods have been adjusted to reflect discontinued operations.  See Note 6, Discontinued Operations, for further discussion.

Fiscal Year

Except as otherwise specified, references to a year (e.g., “2012”) refers to our fiscal year ended June 30 of that year.

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

Short-term Investments

We consider short-term investments to be temporary investments with a maturity of greater than three months but less than one year when purchased.

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

Inventories

Inventories are valued at the lower of cost or market.  The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (“FIFO”) basis.  Other manufactured products and raw materials are generally valued on an average cost basis.  Manufactured inventory costs include material, labor and manufacturing overhead.  Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products.  Fluff pulp is the principal raw material used in our nonwoven materials products.  We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories.  The reserve for the lower of cost or market valuation was $454 on June 30, 2012 and $195 on June 30, 2011.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions.  Interest capitalized for 2012, 2011 and 2010 was $532, $881 and $1,376, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation.  The straight-line method is used for determining depreciation on other capital assets.  Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used as part of continuing operations, recoverability is evaluated based on comparing the carrying amount of the long-lived asset, or asset group, to the undiscounted cash flows expected from the use and eventual disposition of the assets.  If the sum of the undiscounted cash flow analysis is less than the carrying amount of the long-lived asset, or asset group, impairment exists.  If impairment is determined to exist, we next measure the amount of the impairment by calculating the fair value of the long-lived asset, or asset group, and compare the result to the carrying value of the assets.  The impairment that is recorded is the amount that the carrying value exceeds the fair value.  Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  In 2012, we recorded an impairment charge of $2,094 on our King, North Carolina facility.  In 2011, we recorded an impairment charge of $13,007 on our Delta, B.C., Canada facility.  See Note 4, Impairment of Long-Lived Assets for further discussion of the impairment charges.

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired.  Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong.  In accordance with ASC 350 “Intangibles – Goodwill and Other”, we perform a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Recoverability of goodwill is determined by comparing the fair value of a reporting unit with its carrying value, including goodwill.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.  During 2012, we recorded an impairment charge of $2,425.  No impairment of goodwill was recorded during 2011 or 2010.  See Note 3, Goodwill, for further discussion of goodwill and the goodwill impairment charge.  Prior to adoption of ASC 350, we amortized goodwill.  Accumulated amortization totaled $0 and $1,577 at June 30, 2012 and 2011, respectively.

Intellectual Property and Other

At June 30, 2012 and 2011, we had intellectual property totaling $10,217 and $11,789, respectively, which includes patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology.  Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $24,579 and $22,578 at June 30, 2012 and 2011, respectively.  Intellectual property amortization expense of $2,021, $1,966 and $1,905 was recorded during 2012, 2011 and 2010, respectively.  Estimated amortization expense for the five succeeding fiscal years follows: $2,015 in 2013, $2,015 in 2014, $2,011 in 2015, $1,570 in 2016 and $1,369 in 2017.

Deferred debt costs of $2,077 and $2,698 at June 30, 2012 and 2011, respectively, are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $1,085 and $464 at June 30, 2012 and 2011, respectively.  We recorded amortization of deferred debt costs of $620, $663 and $946 during 2012, 2011 and 2010, respectively.

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

As part of our risk management program, we use a variety of financial instruments such as foreign currency forwards and options, interest rate swaps, and natural gas contracts as cash flow hedges to mitigate risk.  We do not hold or issue derivative financial instruments for trading purposes.  We periodically use hedging to address the risk associated with non-functional currency (primarily European euro) financial statement exposures.  Fluctuations in exchange rates can change our foreign currency equivalent revenue and hence our foreign currency earnings, as well as our net investment in foreign operations.  When conditions warrant, our foreign subsidiaries hedge a portion of forecasted U.S. dollar denominated sales/receivables and/or a portion of our foreign currency net investment utilizing foreign exchange forward and option contracts.  These contracts are designated as cash flow or net investment hedges and accounting for these hedge instruments requires that they be recorded on the balance sheet as either an asset or a liability measured at fair value as of the reporting date.  The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into gain (loss) on exchange rates when the hedged exposure affects earnings.  Any ineffective portions of related gains or losses are recorded in the statements of operations immediately.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to gain (loss) on exchange rates on our consolidated statement of operations.

At times, we have entered into contracts for the purchase or option to purchase natural gas at a fixed rate to manage the price risk associated with a portion of our forecasted purchases.  The objective of these hedges is to provide supply assurance for contracted volumes at either a pre-determined or maximum price; provide a systemic method of purchasing commodities which enables us the opportunity to take advantage of forward price trends based on historical data; provide a methodology to bring price stability that will contribute to improved price forecasting and budgeting assumptions; and reduce the variability of cash flows associated with the purchase of natural gas at certain plants.  These contracts are designated as cash flow hedges.

Our derivative activity for 2012, 2011 and 2010 was not material to the consolidated financial statements.

Labor Agreements

As of June 30, 2012, we employed approximately 1,270 employees.  Approximately 50% of the global workforce is covered under collective bargaining agreements.  These employees are represented by unions at three plants, two in the U.S. at Perry, Florida (the “Foley Plant”) and Memphis, Tennessee and one in Canada at Delta, British Columbia.  Our Foley Plant’s labor agreement is in effect through December 1, 2012.  The agreement for the Memphis Plant is in effect through March 18, 2013.  On November 7, 2010, union employees at our Canadian facility ratified a new labor agreement.  The agreement has been extended through December 31, 2012 to coincide with the plant closure.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Foreign exchange and other” in the results of operations.  Transaction gains of $507, $1,741 and $194 were recorded during 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

We have stock-based compensation related to stock option grants, restricted stock grants, and other transactions under our stock plans.  We recognize compensation expense for our stock-based payments based on the fair value of the awards.  This compensation expense is recorded on a straight-line basis over the vesting period within selling, research and administrative expenses in the consolidated statements of operations.  See Note 15, Stock Based Compensation, for further discussion.

Dividends declared per common share

On August 7, 2012, our Board of Directors declared a quarterly dividend of $0.08 per share of common stock.  The dividend is payable on September 14, 2012 to stockholders of record as of the close of business on August 14, 2012.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements.  This update will be effective for our fiscal year ending June 30, 2013.

There were no other accounting standards issued during the year that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3:  GOODWILL

As a result of a decision to pursue the sale of the nonwoven materials Merfin Systems converting business in King, North Carolina during 2012, the goodwill of $2,425 associated with this facility was considered impaired and was written off resulting in an impairment charge.  At June 30, 2012 there was no goodwill recorded on our consolidated balance sheet.

There were no changes in the carrying amount of goodwill for 2011 and 2010.

NOTE 4:  IMPAIRMENT OF LONG-LIVED ASSETS

King, North Carolina facility

As a result of a decision to pursue the sale of Merfin Systems, our nonwoven materials converting business, in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets.  Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations.  The results of the recoverability test indicated that the facility’s assets were impaired as the estimated future undiscounted cash flows were less than the carrying value.  Based on this evaluation, and after reducing the value of certain other assets by $391, we determined that the long-lived assets associated with this operation, which have a carrying value of $1,434, were impaired and wrote them down to their fair value of $152, resulting in an impairment charge of $1,282.  The fair value was estimated based on the value in exchange for the facility.  The total loss of $1,673 was recorded in asset impairment loss on the consolidated statements of operations.  On January 31, 2012, we completed the sale of Merfin Systems and received proceeds of $5,459 from the sale.  As a result of the sale, we recorded additional impairment of $421 based on the negotiated purchase price.

Delta, Canada facility

On June 17, 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012.  Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization.  We plan to consolidate a portion of the Delta Facility’s production at our two other airlaid nonwovens facilities.  We believe that this closure and consolidation of business will improve capacity utilization, profitability and return on invested capital for our Nonwovens business.

As a result of this decision, we evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”.  The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets.  As such, the impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value.  We engaged an independent valuation firm to assist with this impairment testing and fair value determination.  The impairment recognized was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group.  Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38,447, were impaired and wrote them down to their estimated fair value of $25,440, resulting in an impairment charge of $13,007 in the fourth quarter of 2011.

In June 2012, we entered into an agreement of purchase and sale for our Delta facility’s land and buildings.  As a result of this agreement, the land and building assets of $12,374 have been reclassified on the balance sheet to other current assets as the sale of these assets is expected to occur within the next twelve months.

NOTE 5: RESTRUCTURING COSTS

On January 31, 2012, we completed the sale of Merfin Systems.  In conjunction with this sale, four positions were eliminated.

During the second quarter of fiscal year 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions.  The cost of this program was $839 which was expensed in 2011.  In June 2011, we announced our decision to close the Delta plant at the end of calendar 2012.  This closure will result in additional restructuring costs in fiscal year 2013.

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

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances by reporting segment for 2012.

	Accrual Balance as of June 30, 2011	Additional Charges	Impact of Foreign Currency	Payments	Accrual Balance as of June 30, 2012	Program Charges to Date	Total Estimated Charges
2012 Restructuring Program
Severance and employee benefits – nonwoven materials	$-	$109	$-	$(109)	$-	$109	$109
Other miscellaneous costs – nonwoven materials	-	125	-	(8)	117	125	125
Total nonwoven materials	-	234	-	(117)	117	234	234
Total 2012 Program	-	234	-	(117)	117	234	234

2011 Restructuring Program
Severance and employee benefits
Nonwoven materials	96	-	(4)	(35)	57	839	839
Total 2011 Program	96	-	(4)	(35)	57	839	839

2010 Restructuring Program
Severance and employee benefits
Specialty fibers	163	-	(6)	(157)	-	1,193	1,193
Corporate	-	-	-	-	-	1,310	1,310
Other miscellaneous expenses	-	-	-	-	-	1,106	1,106
Total 2010 Program	163	-	(6)	(157)	-	3,609	3,609

Total All Programs	$259	$234	$(10)	$(309)	$174	$4,682	$4,682

NOTE 6.  DISCONTINUED OPERATIONS

In June 2012, we completed the sale of our Americana, Brazil facility and recorded proceeds of $6,301.  During 2012, we recorded pre-tax charges of $49,174 related to impairment of long-lived assets at this facility.  We also recognized tax benefits totaling $23,357 in 2012 associated with our exit of the business.  The operating results, as well as the impairment charges and tax benefits, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis.

Below are the amounts attributed to the Americana sale included in discontinued operations in the consolidated statements of operations.

	2012	2011	2010

Net sales	$14,288	$24,845	$22,533

Gross margin	$(587)	$(4,424)	$(2,136)

Impairment and restructuring charges	$51,911	$-	$-

Operating loss	$(52,498)	$(4,424)	$(2,136)

Earnings before taxes	$(52,244)	$(4,538)	$(1,902)

Income tax benefit	$23,357	$-	$-

Loss from discontinued operations, net of tax	$(28,887)	$(4,538)	$(1,902)

NOTE 7: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended permitted a refundable excise tax credit (until December 31, 2009, when the credit expired) under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels (the “AFMC”) equal to $0.50 per gallon of alternative fuel contained in the mixture.  We qualified for the AFMC because we produce liquid fuels derived from biomass, by-products of our wood pulping process, and utilize those fuels to power our Foley Plant.  We began producing and consuming alternative fuel mixtures on February 12, 2009 and recorded $77,677 in AFMC, which was net of expenses, in our consolidated statements of operations related to credits earned for 2010.  We treated the credits received in cash as taxable income and the income tax credits as non-taxable income.  The AFMCs are subject to audit by the IRS.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010 qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualified for CBC.  For 2011, we recognized an income tax benefit in our consolidated statement of operations of $20,327 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009 before we began mixing diesel with black liquor.

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

For 2011, we recognized $31,131 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  This amount is net of $1,521 of interest that would be owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.

For 2012, we recognized $9,040 of  income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.  We will continue to evaluate our ability to utilize the CBC and will amend our tax returns for 2009 and 2010 in order to convert appropriate amounts of AFMC to CBC until such time that the statute of limitations expires for 2009 and 2010.  We may recognize up to an additional $16,076 of tax benefit if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2016.

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

As of June 30, 2012 and June 30, 2011, we had recorded a liability of $61,661 and $57,850, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of June 30, 2012 and June 30, 2011 was $11,920 and $18,356, respectively, included in accrued expenses, and the noncurrent portion was $49,741 and $39,494, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year 2014 through fiscal year 2016.

On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange.  Consequently, in the fourth quarter ending June 30, 2012, we reversed our accrual of related interest in the amount of $8,093 and the related deferred tax asset in the amount of $2,928.

NOTE 8: INVENTORIES

Components of inventories
	June 30
	2012	2011

Raw materials	$31,155	$30,602
Finished goods	32,915	33,968
Storeroom and other supplies	26,113	26,454
	$90,183	$91,024

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment
	June 30
	2012	2011

Land and land improvements	$40,520	$23,775
Buildings	131,003	150,975
Machinery and equipment	867,770	939,647
Construction in progress	77,984	36,648
	1,117,277	1,151,045
Accumulated depreciation	(625,168)	(620,577)
	$492,109	$530,468

NOTE 10: ACCRUED EXPENSES

Components of accrued expenses
	June 30
	2012	2011

Income taxes	$5,798	$17,585
Interest	379	5,067
Retirement plans	7,386	7,067
Salaries and incentive pay	13,680	25,512
Customer incentive programs	3,575	5,299
Vacation pay	5,102	5,292
Other	7,215	5,900
	$43,135	$71,722

NOTE 11: LONG-TERM DEBT

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

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio.  At June 30, 2012, we were in compliance with the financial covenants under the credit facility.

Outstanding borrowings against the credit facility as of June 30, 2012 and 2011 were $58,578 and $96,921, respectively.  At June 30, 2012, we had $237,371 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

Other

Total cash interest payments for 2012, 2011 and 2010 were $2,997, $9,521 and $21,391, respectively.

NOTE 12: LEASES

We lease office and warehouse facilities and equipment under various operating leases.  Operating lease expense was $2,962, $2,612 and $2,773 during 2012, 2011 and 2010, respectively.  The aggregate commitments under the operating leases at June 30, 2012 were as follows: 2013—$1,544; 2014—$1,344; 2015—$1,301; 2016—$627; and 2017—$4.

NOTE 13:  FAIR VALUE MEASUREMENTS

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

As of June 30, 2012 and June 30, 2011, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at June 30, 2012 were both $58,578 and at June 30, 2011 were both $96,921.  The fair value of the long-term debt at June 30, 2012 and June 30, 2011 approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During 2012 and 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 14:  INSURANCE RECOVERIES

On June 17, 2012, our Foley Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This resulted in an unplanned, complete shutdown of the facility.  On June 22, 2012, the specialty pulp production line was restarted and was operated at target rates, since optimum rates could not be achieved until the fluff pulp machine was back in operation.  On July 4, 2012, the fluff pulp machine was restarted and on July 5, 2012 the Foley facility was back to full operation.  On June 29, 2012, we received a letter from our insurance company stating that we would receive an advance payment on our claim for a total of $5,000, including property damage and business interruption.  We recognized $3,984 of this advance payment as an offset to cost of goods sold in 2012.

In February 2012, our Foley Plant experienced a power failure and electrical surge triggered by a malfunction in a high voltage electrical line and subsequent transformer failure in its power house.  This resulted in an unplanned, complete shutdown of the facility.  In June 2012, we reached an agreement with our insurance carrier that determined our loss to be $3,701, including property damage and business interruption.  We received a settlement of $1,701, net of our deductible, which we recorded as a reduction to cost of goods sold in 2012.

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

On June 17, 2010, our Foley Plant experienced a failure on our utility provider’s incoming line that sent a voltage surge to most of our electrical components, resulting in losses of variable frequency drives and other electrical control components.  This power failure caused an unplanned, complete shutdown of the facility.  Both production lines were returned to full production by June 23, 2010.  In July 2010, we experienced 27 hours of downtime on one of our production lines and 12 hours of downtime on our other production line when additional electrical control components damaged by the voltage surge failed.  In December 2010, we reached an agreement with our insurance carrier that determined our loss to be $5,719, including business interruption and property damage.  After satisfying our $2,000 deductible, we received a settlement of $3,719 which we recorded as a reduction to cost of goods sold in 2011.

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

Grants under the 2007 Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant.  During 2012 there were 97,981 options, 75,992 shares of restricted stock awards and 47,959 shares of performance awards granted under the 2007 Plan.  During 2011 there were 255,439 options, 183,328 shares of restricted stock awards and 124,405 shares of performance awards granted under the 2007 Plan.  During 2010 there were 0 options and 36,848 shares of restricted stock awards granted under the 2007 Plan.  At June 30, 2012, 757,319 shares were available to grant under this plan.

In August 1997, the Board of Directors authorized a restricted stock plan (the “Restricted Stock Plan”) and set aside 800,000 treasury shares to fund this plan.  There were 5,271, 6,166 and 12,280 shares of restricted stock awarded under this plan in 2012, 2011 and 2010, respectively.  At June 30, 2012, 373,919 restricted shares had been awarded since inception of this plan.   Under this plan, the vesting period is from the date of grant to the date of the recipient’s death or the recipient’s retirement from Buckeye.   Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years.  Restricted stock under the Restricted Stock Plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.

Restricted stock and options under the 2007 Plan are recognized as compensation expense on a straight-line basis over their vesting period.  Stock-based compensation expense was $4,245, $4,594, and $2,672, for 2012, 2011, and 2010, respectively.  Stock-based compensation is recorded in selling, research and administrative expenses in the consolidated statements of operations.  Included in stock-based compensation expense for 2012, 2011 and 2010 is $286, $1,196 and $337, respectively, related to certain stock appreciation rights which are accounted for as liability awards.

Stock Options

Options granted under our plan have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of three years and have ten year contractual terms.  We estimate the fair values for the options granted using a Black-Scholes option-pricing model.  The expected life of the options is based on the “simplified” method, since our historic exercise experience is not a reasonable approach for determining the expected life.  Expected volatility is calculated based on the historical volatility of our stock.  The risk free interest rate is the U.S. Treasury rate for the day of the grant having a term approximating the expected life of the option.  The dividend yield is estimated based on our expected annual dividend payments.  In July 2012  and July 2011 our expected annual dividend payment was $0.24 and $0.16 per share, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted during 2012 and 2011, (no options were granted in 2010):

	2012	2011
Expected lives	6.0 years	6.0 years
Expected volatility	72.9%	72.8%
Risk-free interest rate	1.92%	2.05%
Dividend yield	0.840%	0.154%

The following table summarizes information about our stock option plans for the years ended June 30:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,096,793	$8.29	1,322,803	$8.79	2,171,550	$10.14
Granted at market	97,981	28.49	255,439	10.39	-	-
Exercised	(363,054)	8.41	(424,041)	9.46	(467,613)	9.84
Forfeited	(8,874)	17.34	(7,408)	5.53	(28,134)	5.71
Expired	-	-	(50,000)	22.65	(353,000)	15.93
Outstanding at end of year	822,846	$10.55	1,096,793	$8.29	1,322,803	$8.79
Exercisable at end of year	563,460	$7.58	733,009	$8.19	961,887	$9.91

The total intrinsic value of options exercised during 2012, 2011 and 2010 were $8,319, $5,360 and $2,082, respectively.  The fair value of options vested during 2012, 2011, and 2010 was $846, $962, and $1,054, respectively.  The fair value of options nonvested at June 30, 2012, 2011, and 2010 was $2,838, $1,983 and $1,264, respectively.  Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants was $18.37 per option in 2012 and $6.68 per option in 2011.  No options were granted in 2010.  As of June 30, 2012 the total future compensation cost related to non-vested stock option grants was $1,709 and will be recognized over a weighted average period of 1.74 years.  The aggregate intrinsic value of options outstanding and of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2012 was $14,765 and $11,782, respectively.  The average remaining contractual term of outstanding options at June 30, 2012 is 6.21 years.

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

The fair market value of performance based shares is estimated using a multi-factor Monte Carlo simulation using actual and simulated stock prices and TSR of Buckeye and each of our peer companies.  This simulation includes the expected volatility, based on the historical volatility of our stock, a risk free interest rate derived from the yield on U.S. Treasury bonds of an appropriate term and a dividend yield based on our expected annual dividend payments.  The fair market value of the 2012 grant was estimated to be $21.92 per share.

The following table summarizes information about our restricted stock for the years ended June 30:

	2012		2011		2010
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	709,451	$8.29	581,858	$6.55	791,417	$6.18
Granted at market	129,222	28.78	313,899	10.22	36,848	9.07
Vested	(184,422)	6.72	(184,209)	(6.13)	(209,307)	(6.15)
Forfeited	(5,379)	15.08	(2,097)	(5.04)	(37,100)	(5.97)
Nonvested at end of year	648,872	$16.83	709,451	$8.29	581,858	$6.55

As of June 30, 2012, the total future compensation cost related to non-vested restricted stock awards was $3,897 and will be recognized over a weighted average period of 2.88 years.  The fair value of restricted stock vested during 2012, 2011, and 2010 was $1,240, $1,130, and $1,147, respectively.

NOTE 16: STOCKHOLDERS’ EQUITY

Treasury Shares

At June 30, 2012, a total of 6,951,129 shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11,000,000 shares of our common stock.  Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During 2012 and 2011, we repurchased 1,187,029 and 400,000 shares at a total cost of $32,916 and $9,799, respectively.  We did not repurchase any shares during 2010.

Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income (loss) were as follows:

	Balance as of June 30, 2012	Balance as of June 30, 2011
Foreign currency translation adjustment	$32,593	$60,918
Net prior service credit and actuarial losses on post retirement obligations, net of taxes	(7,378)	(3,662)
Net unrealized gain (loss) from cash flow hedging instruments, net of taxes	(247)	(253)
	$24,968	$57,003

For 2012 and 2011, the change in the foreign currency translation adjustment was due to fluctuations in the exchange rate of the U.S. dollar against the euro of $6,712 and $19,798, the Brazilian real of $0 and $13,160 and the Canadian dollar of $25,881 and $27,960, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2012	2011	2010
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$90,028	$124,268	$114,574
Less: Distributed and undistributed income allocated to participating securities	(1,248)	(2,150)	-
Distributed and undistributed income available to shareholders	$88,780	$122,118	$114,574

Denominator:
Basic weighted average shares outstanding	39,276	39,526	38,874

Income per share from continuing operations	$3.00	$3.20	$3.00
Loss per share from discontinued operations	(0.74)	(0.11)	(0.05)
Basic earnings per share	$2.26	$3.09	$2.95

	2012	2011	2010
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$90,028	$124,268	$114,574
Less: Distributed and undistributed income allocated to participating securities	(1,248)	(2,150)	-
Distributed and undistributed income available to shareholders	$88,780	$122,118	$114,574

Denominator:
Basic weighted average shares outstanding	39,276	39,526	38,874
Effect of dilutive stock options and non-participating securities	434	477	631
Diluted weighted average shares outstanding	39,710	40,003	39,505

Income per share from continuing operations	$2.98	$3.16	$2.95
Loss per share from discontinued operations	(0.74)	(0.11)	(0.05)
Diluted earnings per share	$2.24	$3.05	$2.90

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, were 94,573, 0, and 423,700 for 2012, 2011, and 2010, respectively.

NOTE 18: INCOME TAXES

The components of income (loss) before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2012	2011	2010

Domestic	$160,892	$136,583	$126,618
Foreign	3,034	(16,010)	1,095
Income before income taxes	$163,926	$120,573	$127,713

Income tax expense (benefit):

	Year Ended June 30
	2012	2011	2010
Current tax expense:
Federal	$49,798	$70,894	$657
Foreign	2,577	952	2,567
State and other	5,941	4,114	348
Current tax expense	58,316	75,960	3,572

Deferred tax expense (benefit):
Federal	(12,124)	(83,700)	7,370
Foreign	(755)	(653)	(1,022)
State and other	(426)	160	1,317
Deferred tax expense (benefit)	(13,305)	(84,193)	7,665

Income tax expense (benefit)	$45,011	$(8,233)	$11,237

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2012		2011		2010

Expected tax expense	$57,374	35.0%	$42,200	35.0%	$44,700	35.0%
Investment tax credit	(3,650)	(2.2)	(3,888)	(3.2)	(8,447)	(6.6)
Domestic manufacturing deduction	(4,880)	(3.0)	(4,530)	(3.8)	(718)	(0.6)
Effect of foreign operations	(32)	0.0	1,853	1.5	476	0.4
Nondeductible goodwill impairment charge	849	0.5	-	-	-	-
Alternative fuel mixture credits	-	-	-	-	(26,300)	(20.6)
Cellulosic biofuel credit	(9,040)	(5.5)	(51,458)	(42.7)	-	-
Change in valuation allowances	126	0.1	4,200	3.5	694	0.5
State taxes and other, net	4,264	2.6	3,390	2.9	832	0.7
Income tax expense (benefit)	$45,011	27.5%	$(8,233)	(6.8)%	$11,237	8.8%

During 2012 and 2011, we recorded tax benefits of $0 and $20,327, respectively, for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $9,040 and $31,131, respectively, for exchange of CBCs from AFMCs.  See additional discussion at Note 7.

During 2010, we claimed the AFMCs as cash refunds through the filing of periodic excise tax refund claims and as income tax credits on the federal income tax returns filed for the 2010 tax year.  For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax as taxable income and the credits claimed on the federal income tax return as nontaxable income.  In 2010, we recorded a tax benefit of $26,300 due to the nontaxable nature of the AFMCs claimed on the federal income tax return.

During 2012, 2011, and 2010 we recorded tax benefits from domestic manufacturing deductions of $4,880, $4,530, and $718, respectively.  The increase in 2011 was due to an increase in the applicable percentage from 6% to 9% and an increase in taxable income.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass.  During 2010, we recorded a tax benefit of $8,447 relating to this tax credit, of which $5,415 relates to expenditures prior to June 30, 2009 and $3,032 relates to 2010 expenditures.  In 2012 and 2011, we recorded additional tax benefits relating to this tax credit of $3,650 and $3,888, respectively.  We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects to be placed in service at our Foley mill.  We account for the investment tax credit as a reduction of federal income taxes in the year in which the credit arises by utilizing the flow-through method of accounting.

The following table summarizes the activity related to our unrecognized tax benefits:

	2012	2011	2010

Uncertain tax position balance at beginning of year	$2,770	$2,102	$1,634
Increases related to current year tax positions	-	668	468
Decreases related to settlements with taxing authorities	(63)	-	-
Uncertain tax position balance at end of year	$2,707	$2,770	$2,102

All unrecognized tax benefits would affect the effective tax rate, if recognized.  The balance in unrecognized tax benefits and our related interest and penalties is $2,707 and $0 in 2012 and $2,714 and $56 in 2011, respectively.  It is reasonably possible that the amount of the benefit with respect to certain of our tax positions will change within the next twelve months, but an estimate of the range of the reasonably possible changes cannot be made.  However, we do not expect that the resolution of any of our uncertain tax positions will be material.

We file income tax returns with federal, state, local and foreign jurisdictions.  As of June 30, 2012, we remained subject to examinations of our U.S. federal and state income tax returns for 2002 through 2011, Canadian income tax returns for 2004 through 2011 and German tax filings for 2008 through 2011.  We are currently under a U.S. income tax audit for 2009, 2010 and 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

		June 30
		2012	2011
Deferred tax liabilities:
Property, plant and equipment		$(54,181)	$(65,074)
Inventory		(995)	(800)
Other		(6,971)	(5,049)
Total deferred tax liabilities		(62,147)	(70,923)

Deferred tax assets:
Postretirement benefits		11,445	9,586
Cellulosic Biofuel Credit		70,359	61,198
Net operating losses		9,676	33,470
Nondeductible reserves	1	1,552	1,757
Credit carryforwards	`	12,566	8,142
Capital Losses		6,910	-
Other		9,238	10,061
Total deferred tax assets		121,746	124,214
Valuation allowances		(13,062)	(23,806)
Deferred tax assets, net of valuation allowances		108,684	100,408
Net deferred tax asset		$46,537	$29,485

The valuation allowances at June 30, 2012 and 2011 relate specifically to net operating losses in certain state and foreign jurisdictions and capital losses in federal and state jurisdictions.  Management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2012 will be fully utilized after consideration of the valuation allowance recorded.

We decreased our valuation allowance from $23,806 to $13,062 during 2012 primarily as a result of the sale of our manufacturing facility in Brazil net of an increase of $6,363 related to a capital loss carryover.  We increased our valuation allowance from $16,136 to $23,806 during 2011 principally as a result of operating losses from foreign operations.

During 2012, we eliminated the valuation allowance in Brazil resulting in a decrease of $17,500, and during 2011 we increased the valuation allowance in Brazil by $1,799 to eliminate the tax benefit of current losses.   In addition to accounting for the current year losses, we increased the valuation allowance in Brazil during 2011 by $2,216 to reflect currency translation adjustments.  The total decrease to the valuation allowance recorded in Brazil for 2012 was $17,500 and the total increase in the valuation allowance recorded in Brazil for 2011 was $4,015.

During 2012, we recorded an increase to the valuation allowance in Canada of $935.  Of this increase, $651 related to current year losses and $284 reflected currency translation adjustments.  During 2011, we recorded an increase to the valuation allowance in Canada of $4,200 to eliminate the tax benefit of current losses, of which $3,252 was a valuation allowance against the tax benefit related to the $13,007 asset impairment that was recorded for the Delta long-lived assets.  We recorded a decrease of $239 to reflect currency translation adjustments and a decrease of $27 to adjust to the 25% tax rate.  The net increase in the valuation allowance in Canada was $3,934 in 2011.  During 2010, we recorded a net decrease to the valuation allowance in Canada by $228.  The net decrease resulted from the write-off of a valuation allowance of $915 established for an unutilized net-operating loss that expired in 2010 and from an increase to the valuation allowance of $687 resulting from current year losses.

At June 30, 2012, the cellulosic biofuel credit deferred tax asset represents $70,161 noncurrent cellulosic biofuel credits receivable in exchange for AFMC less federal and state taxes payable on the additional CBC income and a current receivable of $198.  At June 30, 2011, the cellulosic biofuel credit deferred tax asset represents $60,336 noncurrent cellulosic biofuel credits receivable in exchange for AFMC less federal and state taxes payable on the additional CBC income and $862 tax benefit on interest expense through July 9, 2010.

Taxes paid (received) in 2012, 2011 and 2010 were $35,269, ($54,781), and ($6,383), respectively.  In July 2011 we received a refund of $67,092 primarily due to AFMC.

At June 30, 2012, foreign net operating loss carryforwards total approximately $25,142 and have expiration dates from 2014 to 2032.  Federal investment tax credit carryfowards of $12,566 expire in 2030, 2031 and 2032.  State net operating loss carryforwards total $69,060 and expire between 2018 and 2031.  State tax credit carryforwards were fully utilized during 2011.  Federal capital loss carryforwards of $17,648 expire in 2017.

We have not recorded deferred income taxes on the unremitted earnings of our foreign subsidiaries, primarily the unremitted earnings of our German operations.  It is not practicable to estimate the deferred income tax liability on the unremitted earnings.

NOTE 19: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees.  We contribute 1% of the employee's gross compensation plus 0.5% for each year of service up to a maximum of 11% of the employee's gross compensation.  We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings.  Contribution expense for the retirement plans for 2012, 2011 and 2010 was $8,593, $8,357, and $7,623, respectively.

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

The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2012	2011	2010

Service cost for benefits earned	$465	$469	$405
Interest cost on benefit obligation	1,281	1,262	1,399
Amortization of prior service credit	(515)	(526)	(990)
Amortization of actuarial loss	370	385	126
Total cost	$1,601	$1,590	$940

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2012, and a statement of the plans’ funded status as of June 30, 2012 and 2011.  The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2012	2011
Change in benefit obligation:
Obligation at beginning of year	$25,044	$25,411
Service cost	465	469
Interest cost	1,281	1,262
Participant contributions	777	772
Amendments	-	-
Actuarial loss (gain)	5,753	(393)
Benefits paid	(2,894)	(2,477)
Obligation at end of year	30,426	25,044
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	2,117	1,705
Plan participant contributions	777	772
Benefits paid	(2,894)	(2,477)
Fair value of plan assets at end of year	-	-
Funded status at end of year	(30,426)	(25,044)
Other plans	(1,861)	(2,011)
Accrued post retirement benefit obligation	(32,287)	(27,055)
Less current portion included in accrued expenses	1,685	1,719
Noncurrent obligation recognized in the consolidated balance sheet	$(30,602)	$(25,336)

The accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2012 and 2011 reflects the accumulated benefit obligation less any portion that is currently funded.  The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income (loss) at June 30 as follows:

	June 30
	2012	2011
Prior service credit	$235	$750
Accumulated actuarial loss	(11,946)	(6,563)
Accumulated other comprehensive income (loss)	(11,711)	(5,813)
Tax effect	4,333	2,151
Accumulated other comprehensive income (loss), net of tax	$(7,378)	$(3,662)

The prior service credit and accumulated actuarial loss included in other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during 2013 is $295 ($198 net of tax) and $893 ($598 net of tax), respectively.

Our estimated future annual cash outflows for benefit payments are as follows: 2013 - $1,684; 2014 - $1,760; 2015 - $1,835; 2016 - $1,838; 2017 - $1,892; and 2018 to 2022 - $9,886.  Expected employer contributions for fiscal year 2013 are approximately $1,684.

The discount rate used to determine benefit obligations was 3.64% and 5.25% at June 30, 2012 and 2011, respectively.  We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate.  Due to the long-term nature of these indices, they have a similar maturity to our expected benefit payments.

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2012	2011	2010
Discount rate	5.25%	5.20%	6.65%
Measurement date	June 30, 2011	June 30, 2010	June 30, 2009

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$686,733	$239,007	$(30,859)	$894,881
	2011	648,487	264,931	(32,990)	880,428
	2010	514,950	246,803	(27,860)	733,893
Operating income (loss)	2012	165,441	11,735	(13,137)	164,039
	2011	147,544	13,768	(26,815)	134,497
	2010	67,355	16,797	64,450	148,602
Depreciation and amortization of intangibles	2012	31,033	16,087	3,861	50,981
	2011	30,124	15,202	3,837	49,163
	2010	27,345	14,770	3,809	45,924
Total assets	2012	487,764	182,924	166,723	837,411
	2011	517,866	239,530	112,455	869,851
	2010	504,224	230,981	117,249	852,454
Capital expenditures	2012	73,364	9,368	2,208	84,940
	2011	49,526	6,870	911	57,307
	2010	42,591	3,971	978	47,540

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

	Year Ended June 30
	2012	2011	2010
Chemical cellulose	40%	35%	31%
Customized fibers	15%	14%	15%
Fluff pulp	18%	21%	20%
Nonwoven materials	27%	30%	34%
	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States, Canada and Germany.  The following provides a summary of net sales to unaffiliated customers based on point of origin, net sales by point of destination, long-lived assets by geographical area, and net assets by geographical area:

	Year Ended June 30
Net sales by point of origin:	2012		2011		2010
United States	$756,222	85%	$730,309	83%	$593,515	81%
Germany	94,999	10	99,025	11	91,142	12
Other	43,660	5	51,094	6	49,236	7
Total	$894,881	100%	$880,428	100%	$733,893	100%

	Year Ended June 30
Net sales by point of destination:	2012		2011		2010
North America	$346,849	39%	$357,464	41%	$292,249	40%
Europe	303,396	34	279,141	32	243,876	33
Asia	186,233	21	167,194	19	138,806	19
South America	9,945	1	12,565	1	13,774	2
Other	48,458	5	64,064	7	45,188	6
Total	$894,881	100%	$880,428	100%	$733,893	100%

	As of June 30
	2012	2011	2010
Long-lived assets by geographical area:
United States	$448,247	$410,053	$400,856
Germany	37,481	43,394	38,381
Canada	6,381	25,440	38,264
Brazil	-	51,580	46,972
Other	-	1	2
Total long-lived assets	$492,109	$530,468	$524,475

	As of June 30
	2012	2011	2010
Net assets by geographical area:
United States	$489,968	$384,441	$255,488
Germany	90,043	80,342	67,028
Canada	22,513	39,912	50,626
Other	512	529	370
Brazil	-	74,073	63,809
Total net assets	$603,036	$579,297	$437,321

NOTE 21: RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs of $7,086, $7,058, and $6,752 were charged to expense as incurred for 2012, 2011 and 2010, respectively.

NOTE 22:  STATE OF FLORIDA GRANT

On August 11, 2009 we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund.  This performance-based incentive provides up-front cash for approved economic development projects.  On September 30, 2009, we received the $7,381 as an incentive to complete our Foley Energy Project which had been suspended in March 2009.  We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant.  We are required to make the investment by December 31, 2012 and to maintain the jobs and specified wage level through December 31, 2015.  If we failed to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award.  In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments.  We have received three of these payments through 2012.  In 2012 we met the investment criteria.  Through June 2012 we have invested $28,445, which is 88% of the commitment.  We are amortizing the grant over the life of the equipment.

NOTE 23: COMMITMENTS

Under two separate timber contracts, which were renewed and extended in 2011, we are required to purchase certain timber from specified tracts of land that is available for harvest through 2020.  The contract prices are fixed annually based on market prices.  At June 30, 2012, total annual purchase obligations, as estimated based on current contract prices for the agreements noted above, were as follows:  2013—$26,673; 2014—$25,718; 2015—$23,516; 2016—$22,918; 2017—$22,367; thereafter—$65,002.  Purchases under these agreements for 2012, 2011 and 2010 were $23,789, $14,439, and $11,741, respectively.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities.  We also expect that we will continue to incur substantial costs to comply with such requirements.  Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition.  We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements.  We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our earnings during fiscal year 2013.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load

(“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, we filed  petitions with the FDEP for the establishment of  several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to the EPA in September 2010 for their approval.  We are currently working with the EPA to address their questions related to the SSACs.  The revised draft NPDES permit to be issued by the FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  In a recent development, the EPA has requested additional data for one parameter.  Gathering that data may delay issuance of that SSAC and the NPDES permit by a year.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2014.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] were vacated following a public legal challenge.  These regulations would apply to the bark boilers at the Foley Plant.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period, the EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  These regulations may impact both bark boilers at the Foley Plant.  However, until the reconsideration process is completed, it will be difficult to predict the potential capital expenditures associated with these pending regulations.

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

NOTE 25: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2012

Net sales	$231,462	$221,414	$217,065	$224,940
Gross margin	56,266	54,994	53,162	53,063
Gross margin percentage of sales	24.3%	24.8%	24.5%	23.6%
Income (loss) from discontinued operations, net of tax	584	(26,406)	(1,176)	(1,889)
Net income (loss)	41,107	(5,439)	25,845	28,515
Earnings (loss) per share - basic
Income from continuing operations	$1.03	$0.53	$0.68	$0.77
Loss from discontinued operations	0.01	(0.67)	(0.03)	(0.05)
Earnings (loss) per share - basic	$1.04	$(0.14)	$0.65	$0.72

Earnings (loss) per share - diluted
Income from continuing operations	$1.02	$0.52	$0.67	$0.76
Loss from discontinued operations	0.01	(0.66)	(0.03)	(0.05)
Earnings (loss) per share - diluted	$1.03	$(0.14)	$0.64	$0.71

Year ended June 30, 2011

Net sales	$198,484	$202,785	$230,533	$248,626
Gross margin	37,802	45,596	57,971	60,825
Gross margin percentage of sales	19.0%	22.5%	25.1%	24.5%
Loss from discontinued operations, net of tax	(1,509)	(1,196)	(626)	(1,207)
Net income	64,425	17,053	28,693	14,097
Earnings per share - basic
Income from continuing operations	$1.64	$0.44	$0.73	$0.39
Loss from discontinued operations	(0.04)	(0.02)	(0.02)	(0.03)
Earnings (loss) per share - basic	$1.60	$0.42	$0.71	$0.36

Earnings (loss) per share - diluted
Income from continuing operations	$1.62	$0.44	$0.72	$0.38
Loss from discontinued operations	(0.04)	(0.02)	(0.02)	(0.03)
Earnings (loss) per share - diluted	$1.58	$0.42	$0.70	$0.35

During the first quarter of 2012, we recorded a pre-tax charge of $2,673 ($1,706 after tax) for interest payable to the IRS related to CBC, and an after tax benefit of $12,887 related to CBC.  During the second quarter of 2012, we recorded a pre-tax charge of $1,673 ($1,083 after tax) for long-lived asset impairments, a pre-tax charge of $2,425 ($2,425 after tax) for goodwill impairment, a pre-tax charge of $186 ($119 after tax) for interest payable to the IRS related to CBC, and an after tax charge of $3,467 related to CBC.  During the third quarter of 2012, we recorded pre-tax charges of $234 ($152 after tax) for restructuring expense, a pre-tax charge of $93 ($60 after tax) for long-lived asset impairments, and a pre-tax charge of $646 ($412 after tax) for interest payable to the IRS related to CBC.  During the fourth quarter of 2012, we recorded  a pre-tax charge of $328 ($213 after tax) for long-lived asset impairments, a pre-tax benefit of $32 ($20 after tax) for interest payable to the IRS related to CBC, and an after tax charge of $1,870 related to CBC.  Prior periods have been adjusted to reflect discontinued operations.

Fourth quarter and full-year 2012 results, as previously reported in the Company’ earnings release dated August 7, 2012, were subsequently adjusted to reflect the reversal of accrued interest in the amount of $8,093 and related deferred tax asset of $2,928 as a result of a release from the Internal Revenue Service on August 22, 2012.  The effect of these adjustments was an increase to net income of $5,165 ($0.13 per diluted share).  See additional discussion in Note 26, Subsequent Events.

During the first quarter of 2011, we recorded a pre-tax charge of $552 ($552 after tax) for restructuring expense, a pre-tax charge of $550 ($351 after tax) for interest payable to the IRS related to CBC, and an after tax benefit of $51,624 related to CBC.  During the second quarter of 2011, we recorded a pre-tax charge of $570 ($499 after tax) for restructuring expense, a pre-tax charge of $600 ($383 after tax) for interest payable to the IRS related to CBC and a pre-tax charge of $3,649 ($2,372 after tax) for early extinguishment of debt.   During the third quarter of 2011, we recorded a pre-tax benefit of $124 ($124 after tax) for restructuring expense and a pre-tax charge of $600 ($383 after tax) for interest payable to the IRS related to CBC.  During the fourth quarter of 2011, we recorded a pre-tax charge of $84 ($51 after tax) for restructuring expense, a pre-tax charge of $702 ($448 after tax) for interest payable to the IRS related to CBC, an after tax charge of $166 related to CBC and a pre-tax charge of $13,007 ($13,007 after tax) for long-lived asset impairment.  Prior periods have been adjusted to reflect discontinued operations.

NOTE 26:  SUBSEQUENT EVENTS

On August 7, 2012, our Board of Directors declared a quarterly dividend of $0.08 per share of common stock.  The dividend is payable on September 14, 2012 to stockholders of record as of the close of business on August 14, 2012.

On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange.  Consequently, in the fourth quarter ending June 30, 2012, we reversed our accrual of related interest in the amount of $8,093 and the related deferred tax asset in the amount of $2,928.  The effect of these adjustments was an increase to net income of $5,165 ($0.13 per diluted share).

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts
Year ended June 30, 2012	$652	$57	$(114)(a	)	$595

Year ended June 30, 2011	$850	$198	$(396)(a	)	$652

Year ended June 30, 2010	$991	$(84)	$(57)(a	)	$850

Accrual for restructuring
Year ended June 30, 2012	$259	$234	$(319)(b	)	$174

Year ended June 30, 2011	$313	$1,082	$(1,136)(b	)	$259

Year ended June 30, 2010	$-	$3,353	$(3,040)(b	)	$313

Deferred tax assets valuation allowance
Year ended June 30, 2012	$23,806	$7,013	$(17,757)(d	)	$13,062

Year ended June 30, 2011	$16,136	$5,999	$1,671(c	)	$23,806

Year ended June 30, 2010	$14,446	$1,662	$28(c	)	$16,136

(a)  Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims.  Quality claims are recorded as reduction in sales.
(b) Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c) Impact of change in exchange rate between Brazilian reals and Canadian dollars to U.S. dollars.
(d)  Largest component of deductions is reversal of beginning of year valuation allowance of $17,500 related to discontinued operations.