Form 10-Q
period 2012-09-30
BUCKEYE TECHNOLOGIES INC
filed 2012-11-06
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

Commission file number: 001-14030

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

As of October 31, 2012, there were outstanding 38,683,269 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30
	2012	2011
Net sales	$196,958	$231,462
Cost of goods sold	146,838	175,196
Gross margin	50,120	56,266

Selling, research and administrative expenses	13,188	12,339
Amortization of intangibles and other	508	496
Restructuring costs	963	-
Other operating income	(2,528)	-
Operating income	37,989	43,431

Net interest expense and amortization of debt costs	(641)	(3,449)
Gain (loss) on foreign exchange and other	(363)	642

Income from continuing operations before income taxes	36,985	40,624
Income tax expense	7,494	101

Income from continuing operations	29,491	40,523
Income from discontinued operations, net of tax	-	584
Net income	$29,491	$41,107

Earnings per share
Basic
Income from continuing operations	0.75	1.03
Income from discontinued operations	-	0.01
Earnings per share - basic	$0.75	$1.04

Diluted
Income from continuing operations	0.74	1.02
Income from discontinued operations	-	0.01
Earnings per share - diluted	$0.74	$1.03

Cash dividends per share	$0.08	$0.06

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2012	2011

Net income	$29,491	$41,107

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $2,102 and $10,870, respectively	3,903	(20,188)
Net unrealized gains from cash flow hedging
instruments, net of tax of $18 and $0, respectively	33	-

Other comprehensive income (loss)	3,936	(20,188)

Comprehensive income	$33,427	$20,919

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30 2012	June 30 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,196	$38,284
Short-term investments	9,051	8,813
Accounts receivable – net	110,687	126,705
Income tax receivable	20,525	-
Inventories – net	114,948	90,183
Deferred income taxes and other	27,893	25,697
Total current assets	322,300	289,682

Property, plant and equipment	1,147,835	1,117,277
Less accumulated depreciation	(639,152)	(625,168)
Property, plant and equipment – net	508,683	492,109
Deferred income taxes	50,144	42,427
Intellectual property and other, net	12,572	13,193
Total assets	$893,699	$837,411

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$30,775	$40,600
Accrued expenses and other	38,632	43,135
Total current liabilities	69,407	83,735

Long-term debt	81,842	58,578
Accrued postretirement benefits	30,669	30,602
Deferred income taxes	16,385	4,930
Payable related to exchange of alternative fuel mixture credits	53,029	49,741
Other liabilities	6,799	6,789
Stockholders’ equity	635,568	603,036
Total liabilities and stockholders’ equity	$893,699	$837,411

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30
	2012	2011
Operating activities
Net income	$29,491	$41,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,242	13,026
Amortization	663	651
Insurance settlement	(2,528)	-
Deferred income taxes	1,608	(13,632)
Noncurrent alternative fuel mixture credits refund payable	3,288	15,462
Stock based compensation expense	1,340	966
Excess tax benefit from stock based compensation	(1,048)	(765)
Other	653	726
Changes in operating assets and liabilities:
Accounts receivable	16,121	(1,462)
Income tax receivable	(20,525)	-
Inventories	(24,043)	(12,447)
Other assets	(131)	359
Accounts payable and other current liabilities	(13,395)	(15,527)
Net cash provided by operating activities	3,736	28,464
Investing activities
Purchases of property, plant and equipment	(28,103)	(10,713)
Proceeds from insurance settlement related to capital investment	3,071	-
Other	(17)	(51)
Net cash used in investing activities	(25,049)	(10,764)
Financing activities
Net borrowings (payments) under lines of credit	23,264	(6,570)
Purchase of treasury shares	(28)	(8,648)
Excess tax benefit from stock based compensation	1,048	765
Net proceeds from sale of equity interests	874	638
Payment of dividend	(3,148)	(2,410)
Other	(864)	(469)
Net cash provided by (used in) financing activities	21,146	(16,694)
Effect of foreign currency rate fluctuations on cash	1,079	1,294
Increase in cash and cash equivalents	912	2,300
Cash and cash equivalents at beginning of period	38,284	30,494
Cash and cash equivalents at end of period	$39,196	$32,794

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

In June 2012, we sold our Brazilian subsidiary, Buckeye Americana Ltda. (“Americana”) to Vicunha Participacoes, S.A.  Consequently, our income from continuing operations for the three months ended September 30, 2012, excludes Americana’s results, which have been reclassified to discontinued operations.  See Note 3, Discontinued Operations, for further detail.

Translation adjustment

Management has determined that the local currency of our German and Canadian subsidiaries is the functional currency, and accordingly, European euro and Canadian dollar denominated balance sheet accounts are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense activity for the period is translated at the weighted average exchange rate during the period.  Translation adjustments are included as a separate component of stockholders' equity.

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

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities no longer have the option to present items of other comprehensive income in the statement of stockholders’ equity.  Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU 2011-12”), defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.    We adopted ASU 2011-05 as of July 1, 2012, by including a separate statement of comprehensive income.  The adoption of the remaining guidance provided in ASU 2011-05 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

There were no other accounting standards issued during the period that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3:  DISCONTINUED OPERATIONS

In June 2012, we completed the sale of our Americana, Brazil facility.  Below are the amounts attributed to the Americana sale included in discontinued operations in the consolidated statements of operations.

2011

Net sales	$8,605

Cost of goods sold	$8,019

Operating income	$586

Loss from discontinued operations, net of tax	$584

NOTE 4:  SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment currently consists of our three airlaid plants.  Our converting plant, which was sold in January 2012, is included in the prior-year period results.  Management makes financial decisions and allocates resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment and management uses the resulting operating income to measure the performance of the segments.  The financial information attributed to these segments is included in the following table:

	Three Months Ended September 30	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$143,311	$58,374	$(4,727)	$196,958
	2011	174,817	64,685	(8,040)	231,462
Operating income (loss)	2012	37,072	5,522	(4,605)	37,989
	2011	43,245	2,328	(2,142)	43,431
Depreciation and amortization of	2012	7,709	4,087	954	12,750
intangibles	2011	7,694	4,217	946	12,857
Total assets	2012	505,281	188,297	200,121	893,699
	2011	520,636	198,576	153,052	872,264
Capital expenditures	2012	25,264	1,885	954	28,103
	2011	8,985	1,689	39	10,713

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, goodwill impairment, asset impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, asset impairment, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment which are used in the production of nonwoven materials.  We account for intersegment sales as if the sales were to third parties.  Corporate assets primarily include cash, income tax receivables, goodwill, and intellectual property.

NOTE 5: RESTRUCTURING COSTS

On July 26, 2012, we announced a corporate restructuring of our executive management team in support of our previously announced decision to close or sell several underperforming or non-core assets and in conjunction with the departure of our chief operating officer.  Total costs of $1.1 million associated with this restructuring plan were recognized in restructuring costs for the three months ended September 30, 2012.

On January 31, 2012, we completed the sale of Merfin Systems.  In conjunction with this sale, four positions were eliminated from our nonwoven materials segment.  During the second quarter of fiscal year 2011, we completed the consolidation of all production at our Delta, British Columbia, Canada airlaid facility on the newer of the two machines at that site, which resulted in the elimination of 34 positions from our nonwoven materials segment.  In June 2011, we announced our decision to close the Delta plant at the end of calendar 2012.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in “Accrued expenses” in the balance sheet.  The following table summarizes the expenses and accrual balances for the quarter ending September 30, 2012.

	Accrual Balance as of June 30, 2012	Reserve Adjustment	Impact of Foreign Currency	Payments	Accrual Balance as of September 30, 2012	Program Charges to Date	Total Estimated Charges
2013 Restructuring Program
Severance and employee benefits	$-	$1,080	$-	$(1,080)	$-	$1,080	$1,080
Total 2013 Program	-	1,080	-	(1,080)	-	1,080	1,080

2012 Restructuring Program
Severance and employee benefits	$-	$-	$-	$-	$-	$109	$109
Other miscellaneous costs	117	(117)	-	-	-	8	8
Total 2012 Program	117	(117)	-	-	-	117	117

2011 Restructuring Program
Severance and employee benefits	57	-	2	-	59	839	839
Total 2011 Program	57	-	2	-	59	839	839

Total All Programs	$174	$963	$2	$(1,080)	$59	$2,036	$2,036

NOTE 6: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel credit (“CBC”).  Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualified for CBC.

We also received Form 637 CB Registration approval during the year ended June 30, 2011, which included additional guidance on converting alternative fuel mixture credits (“AFMC”) for gallons of black liquor produced and used by us from February 12, 2009, through December 31, 2009, the time period that we mixed diesel with black liquor which qualifies for AFMCs.  Converting the AFMCs to CBC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56,278.  Utilization of this additional benefit is dependent on cash tax liabilities subject to annual tax credit limitations on taxable income for tax years ending June 30, 2011, through June 30, 2016, when the credit carryforward period would expire.  We intend to amend our tax returns for 2009 and 2010, as necessary, to exchange the AFMC previously claimed during those years for the more advantageous CBC to the extent we believe the CBC can be utilized prior to expiration.

For the three months ended September 30, 2012 and 2011, we recognized $5,650 and $12,887, respectively, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration.

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

As of September 30, 2012, and June 30, 2012, we had recorded a liability of $53,029 and $61,661, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of September 30, 2012, and June 30, 2012, was $0 and $11,920, respectively, included in accrued expenses, and the noncurrent portion was $53,029 and $49,741, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2014, through fiscal year ending June 30, 2016.

Interest expense for the three months ended September 30, 2011 included $2,477 of accrued interest that we expected to have to pay to the U.S. government related to exchanging AFMCs for CBCs.  On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange.  Consequently, in the fourth quarter ending June 30, 2012, we reversed our accrual of related interest, and the quarter ending September 30, 2012, does not include accrued interest due to the IRS for AFMC to CBC exchange.

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

The components of inventory consist of the following as of the dates indicated:

	September 30, 2012	June 30, 2012

Raw materials	$36,403	$31,155
Finished goods	51,836	32,915
Storeroom and other supplies	26,709	26,113
Total inventories	$114,948	$90,183

NOTE 8:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity in October 2015.  At September 30, 2012, and June 30, 2012, long-term debt consisted of borrowings outstanding against the credit facility of $81,842 and $58,578, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed-charge coverage ratio.  At September 30, 2012, we were in compliance with the financial covenants under the credit facility.

At September 30, 2012, we had $214,107 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

NOTE 9:  FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value

As of September 30, 2012, and June 30, 2012, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at September 30, 2012, were both $81,842 and at June 30, 2012, were both $58,578.  The fair value of the long-term debt at September 30, 2012, and June 30, 2012, approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the three months ended September 30, 2012 and 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 10:  INSURANCE RECOVERIES

In June 2012, our Foley, Florida Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This resulted in an unplanned, complete shutdown of the facility.  The specialty pulp production line was restarted later that same month and was operated at target rates, since optimum rates could not be achieved until the fluff pulp machine was back in operation.  In July 2012, the fluff pulp machine was restarted and the Foley facility was back to full operation.  In June 2012, we received a letter from our insurance company stating that we would receive an advance payment on our claim for a total of $5,000, including property damage and business interruption.  We recognized $3,984 of this advance payment as an offset to cost of goods sold in 2012.  In the quarter ending September 30, 2012, we received two more advance payments totaling $7,000 of which we recorded $4,275 as an offset to cost of goods sold and $2,528 as a gain on insurance proceeds included in “Other operating income” in our condensed consolidated statements of operations.  In total we have received $12,000 in cash payments of which $7,000 is related to our claim for business interruption including $1,043 for costs not yet incurred which is recognized in current liabilities on our condensed consolidated balance sheet.  The remaining $5,000 in cash received is related to our property damage claim and $3,071 of these cash receipts have been invested in capital expenditures to replace the damaged equipment.

NOTE 11:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30
	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$29,491	$41,107
Less: Distributed and undistributed income allocated to participating securities	(337)	(606)
Distributed and undistributed income available to shareholders	$29,154	$40,501

Denominator:
Basic weighted average shares outstanding	38,921	39,358

Income per share from continuing operations	0.75	1.03
Income per share from discontinued operations	-	0.01
Basic earnings per share	$0.75	$1.04

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$29,491	$41,107
Less: Distributed and undistributed income allocated to participating securities	(337)	(606)
Distributed and undistributed income available to shareholders	$29,154	$40,501

Denominator:
Basic weighted average shares outstanding	38,921	39,358
Effect of dilutive stock options and non-participating securities	334	481
Diluted weighted average shares outstanding	39,255	39,839

Income per share from continuing operations	0.74	1.02
Income per share from discontinued operations	-	0.01
Diluted earnings per share	$0.74	$1.03

There were no stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because the grant prices were greater than the average market price of common shares for the period, for the three months ended September 30, 2012 or 2011.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,340 for the three-month period ended September 30, 2012, and $966 for the three month period ended September 30, 2011.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of September 30, 2012, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2012, Canadian income tax returns for the years ended June 30, 2004, through June 30, 2012, and German tax filings for the years ended June 30, 2008, through June 30, 2012.  We are currently under a US income tax audit for the years ended June 30, 2009, June 30, 2010, and June 30, 2011.

Our effective tax rate for the three month period ended September 30, 2012, was 20.3%.  Our effective tax rate for the same period in 2011 was 0.24%.  Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended September 30
	2012	2011
Expected tax expense at 35%	$12,945	$14,423
Cellulosic biofuel credits	(5,650)	(12,887)
Energy investment tax credits	-	(750)
Change in valuation allowance	120	(467)
Other	79	(218)
Income tax expense	$7,494	$101

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended September 30
	2012	2011
Service cost for benefits earned	$152	$116
Interest cost on benefit obligation	275	320
Amortization of unrecognized prior service cost	(74)	(129)
Actuarial loss	223	93
Total cost	$576	$400

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

NOTE 16:  SUBSEQUENT EVENTS

On October 23, 2012, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock.  The dividend is payable on December 14, 2012, to stockholders of record as of the close of business on November 14, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2012 ("Annual Report"), which include additional information about our significant accounting policies, practices and transactions that underlie our financial results.  Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition, and Critical Accounting Policies.

Except as otherwise specified, references to years (e.g., “2013”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three-month period ended September 30, 2012, to the three-month period ended September 30, 2011.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	pricing fluctuations and worldwide economic conditions;
•	dependence on large customers;
•	fluctuation in the costs of raw materials and energy resources;
•	competition;
•	changes in the net benefit realized from the alternative fuel mixture credit and cellulosic biofuel credit;
•	changes in fair values of long-lived assets;
•	inability to predict the scope of future environmental compliance costs or liabilities;
•	inability to predict the scope of future restructuring costs or liabilities; and
•	the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs.
•	the ability to execute our business plans, including those related to acquisitions and divestitures

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

Our strategy is to continue to strengthen our position as a leading supplier of renewable cellulose-based specialty products.  Our key focus areas over the next twelve months include maximizing cash flow, optimizing capacity utilization, successful execution of the high-end specialty wood pulp expansion project, identifying new profitable, sustainable growth opportunities, improving our return on invested capital for all assets, and continuing our progress to a Lean Enterprise culture.  We plan to take a balanced approach in allocating capital between debt reduction, investment in high rate of return projects, and returning cash to stockholders.

Net sales for the three months ended September 30, 2012, were $197 million, down $34 million, or 15%, compared to net sales of $231 million for the same period in 2011.  This decline was primarily due to lower shipment volume in the specialty fibers segment due to lost sales resulting from the Foley steam drum failure and weaker demand in some of our wood and cotton specialty fibers markets.  The sale of our King, North Carolina converting business accounted for a $5 million reduction in net sales compared to the three months ended September 30, 2011.  Specialty fibers segment sales decreased 18% and sales in the nonwoven materials segment (excluding the impact of the King divestiture) were down 2%.  Shipment volume, excluding the King divestiture, was down 14% compared to the prior year, with specialty fibers shipments down 17% and nonwovens shipment volume up 2%.  Average selling prices on our high-end wood pulp were up 10% compared to the year-ago quarter, largely offsetting lower fluff pulp prices, which decreased by $119 per ton between these two periods.

Operating income for the three months ended September 30, 2012, was $38.0 million, down $5.4 million from the same period in 2011.  This decrease was largely driven by the lower sales volume.  Aside from cotton linter and fluff pulp costs, which have decreased significantly versus the same period a year ago, costs for chemicals, wood, other raw materials, and energy were stable.  Gross margin improved from 24.3% to 25.4% as a percentage of sales, reflecting margin improvements at our cotton cellulose and nonwovens plants.  Also impacting operating income for the three months ended September 30, 2012, were $1.0 million of restructuring costs related to the corporate restructuring of our executive management team and a gain of $2.5 million on insurance proceeds related to the Foley steam drum failure. Selling, research and administrative expenses for the quarter increased to $13.2 million from $12.3 million in the prior-year period, reflecting an increase in consulting and legal fees related to our ongoing efforts to identify new growth opportunities.

In June 2012, we completed the sale of our Americana, Brazil facility.  Results for prior periods have been adjusted to reflect discontinued operations in the consolidated statements of operations on an after-tax basis.  During the three months ended September 30, 2011, we recorded operating income of $0.6 million at this facility.  See Note 3, Discontinued Operations, for further detail.

Net earnings for the three months ended September 30, 2012, of $29.5 million, or $0.74 per diluted share, were down $11.6 million, or $0.29 per diluted share compared to the same period a year ago.  The variation in the net benefit from the cellulosic biofuel credit (“CBC”) accounted for $5.7 million or $0.15 per diluted share of this reduction in net income, while restructuring costs accounted for an additional $0.6 million, net of tax, or $0.02 per diluted share reduction.  The remaining $5.3 million or $0.12 per diluted share reduction in net income was the result of lower sales and a higher effective tax rate, which effects were partially offset by the gain on the insurance proceeds.

Net cash provided by operating activities for the three months ended September 30, 2012, of $3.7 million decreased by $24.8 million compared to $28.5 million for the same period a year ago.  This year over year decrease in cash flows from operations was driven by decreased sales revenue, the repayment of alternative fuel mixture credits (“AFMC”), and inventory build.  Inventories increased $24.0 million during the current year quarter as we rebuilt inventories after the June outage at our Foley facility caused by the steam drum failure and due to weaker demand in some markets.  Purchases of property, plant and equipment increased by $17.4 million compared to the same period last year, reflecting capital spending on the Foley Specialty Expansion Project and expenditures due to the Foley steam drum failure.  Borrowings on our revolving line of credit increased $23.3 million for the current year quarter as we repaid $28.2 million in AFMCs to the IRS in exchange for higher value CBCs which we expect to receive within the current fiscal year.

Results of Operations

Consolidated results

The following table compares components of operating income for the three months ended September 30, 2012 and 2011.

(millions)	Three Months Ended September 30
	2012	2011	Change	% Change
Net sales	$197.0	$231.5	$(34.5)	(14.9)%
Cost of goods sold	146.8	175.2	(28.4)	(16.2)%
Gross margin	50.2	56.3	(6.1)	(10.8)%
Selling, research and administrative expenses	13.2	12.4	0.8	6.5%
Amortization of intangibles and other	0.5	0.5	-	-
Restructuring costs	1.0	-	1.0	100.0%
Other operating income	(2.5)	-	(2.5)	(100.0)%
Operating income	$38.0	$43.4	$(5.4)	(12.4)%

Net sales for the three months ended September 30, 2012, were $34.5 million or 14.9% lower than in the comparable prior-year period, primarily due to lower sales volume in the specialty fibers segment.  Higher selling prices on our high-end wood pulp were offset by lower fluff pulp prices.  The divestiture of our converting business lowered net sales in the nonwoven materials segment by $5.0 million compared to the same period a year ago.  In addition, exchange rates in Europe unfavorably impacted net sales for the nonwoven materials segment by $3.2 million.

Gross margin was lower for the three months ended September 30, 2012, compared to the comparable prior-year period primarily driven by the reduction in sales and the impact on the quarter of the unplanned Foley outage.  Raw material costs decreased significantly for both our cotton specialty fibers and nonwovens products compared to the year-ago quarter and more than offset modest increases in energy and direct costs compared the same period a year ago.

 Selling, research and administrative expenses increased for the three months ended September 30, 2012, versus the same period in the prior year reflecting an increase in consulting and legal fees related to our ongoing efforts to identify new growth opportunities.

Segment results

Although nonwoven materials, processes, customers, distribution methods and regulatory environment are similar to specialty fibers, we believe it is appropriate for nonwoven materials to be disclosed as a separate reporting segment from specialty fibers.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment currently consists of our three airlaid plants.  Our converting plant, which was sold in January 2012, is included in the prior-year period results.  We make separate financial decisions and allocate resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expense to each segment, and we use the resulting operating income to measure the performance of the two segments.  We exclude items that are not included in measuring business performance, such as restructuring costs, amortization of intangibles, and unallocated at-risk and stock-based compensation.

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three months ended September 30, 2012 and 2011.

(millions)	Three Months Ended September 30
	2012	2011	Change	% Change
Net sales	$143.3	$174.8	$(31.5)	(18.0)%
Operating income	37.1	43.2	(6.1)	(14.1)%

Net sales were lower for the three months ended September 30, 2012, compared to the comparable prior-year period.  Lower sales volume compared to the same period a year ago was the main driver of this decline, reflecting lost sales resulting from the June steam drum failure outage at our Foley facility and weaker demand in some of our wood and cotton specialty fibers markets.  For the three months ended September 30, 2012, prices for high-end specialty wood grades were up 10%, while fluff pulp pricing decreased by $119 per ton compared to the same period in 2011.

    Operating income decreased $6.1 million for the three months ended September 30, 2012, compared to the prior year comparable period due to the decline in sales volume, including the impact of the Foley outage.  Raw material costs decreased significantly for our cotton specialty fibers compared to the year-ago quarter and more than offset modest increases in energy and direct costs compared the same period a year ago.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three months ended September 30, 2012 and 2011.

(millions)	Three Months Ended September 30
	2012	2011	Change	% Change
Net sales	$58.4	$64.7	$(6.3)	(9.7)%
Operating income	5.5	2.3	3.2	139.1%

Nonwoven materials sales for the three months ended September 30, 2012, decreased 10% compared to the same prior-year comparable period, reflecting the divestiture of the King, North Carolina converting business in January 2012.  Net sales excluding the King divestiture were down 2% as the negative effect of foreign currency rate fluctuations was partially offset by increased shipment volume and a favorable change in mix.

Operating income increased $3.2 million for the three months ended September 30, 2012, relative to the comparable prior-year period mainly due to increased production volume as we rebuilt inventories after very strong shipment performance in the fiscal 2012 fourth quarter and a 2% increase in shipment volume for the current quarter compared to the year-ago quarter.  Partially offsetting these favorable results was the negative impact of foreign currency rate fluctuations.  Results for the prior-year period were impacted by a production issue that resulted in a large amount of non-prime product and unfavorably impacted operating income by $2.2 million.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida specialty wood fiber facility to our airlaid nonwovens plants.  The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.  The unallocated growth initiative expenses represent due diligence incurred during the evaluation of potential acquisitions or joint ventures.

The following table compares corporate net sales and operating (loss) income for the three months ended September 30, 2012 and 2011.

(millions)	Three Months Ended September 30
	2012	2011	Change	% Change
Net sales	$(4.7)	$(8.0)	$3.3	(41.3)%
Operating (loss) income	(4.6)	(2.1)	(2.5)	119.0%

The operating loss for the three months ended September 30 consists of:

	Three Months Ended September 30
(millions)	2012	2011
Unallocated at-risk compensation	$(0.9)	$(1.0)
Unallocated stock-based compensation	(1.2)	(0.9)
Unallocated growth initiative expenses	(1.0)	-
Intellectual property amortization	(0.5)	(0.5)
Restructuring	(1.0)	-
Gross margin on intercompany sales	-	0.3
Operating (loss) income	$(4.6)	$(2.1)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $2.8 million for the three months ended September 30, 2012, versus the prior year comparable period.  This decrease was primarily due to the reduction of $2.5 million of interest accrued during the current period compared to the three months ended September 30, 2011, when we were expecting to have to pay the U.S. government interest related to exchanging AFMC credits for CBC credits.  See Note 6, Alternative Fuel Mixture Credits/Cellulosic Biofuel Credits, to the Consolidated Financial Statements in our Annual Report for additional discussion of the July 2012 IRS ruling on this topic.

Income tax

Our effective tax rate for the three-month periods ended September 30, 2012 and 2011, were 20.3% and 0.24%, respectively.

During the three months ended September 30, 2012 and 2011, we recorded tax benefits of $5.7 million and $12.9 million, respectively, for exchange of CBCs from AFMCs.  See additional discussion at Note 6 to the condensed consolidated financial statements.

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

On September 30, 2012, we had $39.2 million of cash and cash equivalents, $9.1 million of short-term investments and $214.1 million borrowing capacity on our credit facility.

Of the cash and cash equivalents held at September 30, 2012, $38.9 million was held by foreign subsidiaries.  All earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit facility, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next 24 months.

Treasury shares

At September 30, 2012, a total of 7.0 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During the three months ended September 30, 2012 and 2011, we repurchased 0.9 thousand and 356 thousand shares, respectively.  During October 2012, we have repurchased an additional 300 thousand shares.

Cash Flow

The following table provides a summary of cash flows for the three month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30
(millions)	2012	2011
Operating activities:
Net income	$29.5	$41.1
Noncash charges and credits, net	16.2	16.5
Changes in operating assets and liabilities, net	(42.0)	(29.1)
Net cash provided by operating activities	3.7	28.5

Investing activities:
Purchases of property, plant and equipment	(28.1)	(10.7)
Other investing activities	3.1	(0.1)
Net cash used in investing activities	(25.0)	(10.8)

Financing activities:
Net (payments) borrowings under lines of credit	23.3	(6.6)
Purchase of treasury shares	-	(8.6)
Net proceeds from sale of equity interests	0.9	0.6
Payment of dividend	(3.1)	(2.4)
Other	-	0.3
Net cash provided by (used in) financing activities	21.1	(16.7)

Effect of foreign currency rate fluctuations on cash	1.1	1.3

Net increase in cash and cash equivalents	$0.9	$2.3

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2012, was $24.8 million less than for the comparable prior-year period.  This was driven primarily by net income of $11.6 million less than the comparable prior-year period which in turn was due mostly to a gross margin of $6.1 million less and income tax expense $7.4 million higher than the comparable prior-year period.  Cash taxes were $24.5 million higher compared to the same three month period a year ago due mostly to a $28.2 million IRS payment made in the current period.  The changes in working capital, excluding the impact of taxes, resulted in a $7.6 million decrease in the use of cash in the current period compared to the same period last year as a reduction in accounts receivable more than offset the impact of a larger inventory build.

Net cash used in investing activities

Purchases of property, plant and equipment increased $17.4 million during the three months ended September 30, 2012, versus the comparable prior-year period.  A significant portion of this increase relates to spending on the Foley Specialty Expansion Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $85 million of which $46 million has been spent to date and an additional $39 million is expected to be spent in the current fiscal year.  We expect our capital spending will be approximately $120 million in fiscal year 2013, including $6 million relating to the June steam drum failure outage at our Foley facility.

Net cash used in financing activities

During the three months ended September 30, 2012, borrowings on our revolving line of credit increased $23.3 million to $81.8 million, as we repaid $28.2 million in AFMCs to the IRS in exchange for higher value CBCs.  During the three months ended September 30, 2012, we paid cash dividends ($0.08 per share) in the aggregate amount of $3.1 million.  During the three months ended September 30, 2011, we paid cash dividends ($0.06 per share) in the aggregate amount of $2.4 million and repurchased 356 thousand shares for $8.6 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of September 30, 2012.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2013(1)	2014 and 2015	2016 and 2017	Thereafter

Long-term obligations (2)	$88.0	$1.5	$4.0	$82.5	$-
Operating lease obligations	4.5	1.2	2.6	0.7	-
Timber commitments	188.7	21.2	51.4	47.7	68.4
Other purchase commitments (3)	61.3	47.5	13.8	-	-
Total contractual cash obligations	$342.5	$71.4	$71.8	$130.9	$68.4
(1)	Cash obligations for the remainder of 2013.

(2)	Amounts include related interest payments. Interest payments of $6.2 million for variable debt are based on the effective annual rate as of September 30, 2012, of 2.5%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2012.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 19, Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for further information.

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

See Part II, Item 7 — Critical Accounting Policies and Estimates and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report for additional accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.  These critical accounting policies include those relating to allowance for doubtful accounts, deferred income taxes, CBCs, depreciation and long-lived assets.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of our Annual Report is incorporated herein by this reference.  There have been no material changes in our quantitative and qualitative market risks since June 30, 2012.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2012, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended September 30, 2012, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no changes to the material risks facing our business from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At September 30, 2012, we have remaining approximately 4.0 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the quarter ending September 30, 2012.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
Balance June 30, 2012				4,048,871
July 1 – July 31, 2012	-	$-	-	4,048,871
August 1 – August 31, 2012	-	-	-	4,048,871
September 1 – September 30, 2012	900	31.02	900	4,047,971
Total	900	$31.02	900	4,047,971

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE TECHNOLOGIES INC.

By:	/s/ John B. Crowe

John B. Crowe, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2012

By:	/s/ Steven G. Dean

Steven G. Dean, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: November 6, 2012

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