Form 10-Q
period 2012-12-31
BUCKEYE TECHNOLOGIES INC
filed 2013-02-08
CIK 899597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                          (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
                                                   (Address of principal offices)          (Zip Code)     (Registrant’s telephone number,
                                                including area code)

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

As of January 31, 2013, there were outstanding 38,866,243 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net sales	$204,333	$221,414	$401,291	$452,876
Cost of goods sold	157,014	166,420	303,852	341,616
Gross margin	47,319	54,994	97,439	111,260

Selling, research and administrative expenses	12,196	11,348	25,384	23,687
Amortization of intangibles and other	514	500	1,022	996
Asset impairment loss	2,890	1,673	2,890	1,673
Goodwill impairment loss	-	2,425	-	2,425
Restructuring costs	7,796	-	8,759	-
Other operating income	(1,752)	-	(4,280)	-
Operating income	25,675	39,048	63,664	82,479

Net interest expense and amortization of debt costs	(562)	(1,021)	(1,203)	(4,470)
Gain (loss) on foreign exchange and other	(58)	(277)	(421)	365

Income from continuing operations before income taxes	25,055	37,750	62,040	78,374
Income tax expense	12,146	16,783	19,640	16,884

Income from continuing operations	12,909	20,967	42,400	61,490
Loss from discontinued operations, net of tax	-	(26,406)	-	(25,822)
Net income (loss)	$12,909	$(5,439)	$42,400	$35,668

Earnings per share
Basic
Income from continuing operations	$0.33	$0.53	$1.08	$1.55
Loss from discontinued operations	-	(0.67)	-	(0.66)
Earnings (loss) per share - basic	$0.33	$(0.14)	$1.08	$0.89

Diluted
Income from continuing operations	$0.33	$0.52	$1.07	$1.53
Loss from discontinued operations	-	(0.66)	-	(0.65)
Earnings (loss) per share - diluted	$0.33	$(0.14)	$1.07	$0.88

Cash dividends per share	$0.09	$0.06	$0.17	$0.12

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011

Net income (loss)	$12,909	$(5,439)	$42,400	$35,668

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,507	(3,533)	5,410	(23,720)
Net unrealized losses from cash flow hedging
instruments, net of tax of ($18) and ($1) for the
three and six months ending December 31, 2012,
respectively.	(34)	-	(1)	-

Other comprehensive income (loss)	1,473	(3,533)	5,409	(23,720)

Comprehensive income (loss)	$14,382	$(8,972)	$47,809	$11,948

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31 2012	June 30 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,310	$38,284
Short-term investments	9,236	8,813
Accounts receivable – net	121,074	126,705
Income tax receivable	16,853	-
Inventories – net	105,789	90,183
Deferred income taxes and other	23,872	25,697
Total current assets	326,134	289,682

Property, plant and equipment	1,171,943	1,117,277
Less accumulated depreciation	(653,777)	(625,168)
Property, plant and equipment – net	518,166	492,109
Deferred income taxes	40,300	42,427
Intellectual property and other, net	12,055	13,193
Total assets	$896,655	$837,411

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$23,335	$40,600
Accrued expenses and other	38,948	43,135
Total current liabilities	62,283	83,735

Long-term debt	99,279	58,578
Accrued postretirement benefits	30,676	30,602
Deferred income taxes	4,842	4,930
Payable related to exchange of alternative fuel mixture credits	51,961	49,741
Other liabilities	6,817	6,789
Stockholders’ equity	640,797	603,036
Total liabilities and stockholders’ equity	$896,655	$837,411

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31
	2012	2011
Operating activities
Net income	$42,400	$35,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,885	25,817
Amortization	1,333	1,306
Asset impairment loss	2,890	50,711
Goodwill impairment loss	-	2,425
Insurance settlement	(4,277)	-
Deferred income taxes	3,874	(16,141)
Noncurrent alternative fuel mixture credits refund payable	3,288	13,895
Stock based compensation expense	2,670	2,211
Excess tax benefit from stock based compensation	(2,210)	(1,553)
Other	1,044	1,014
Changes in operating assets and liabilities:
Accounts receivable	6,623	537
Income tax receivable	(16,853)	-
Inventories	(14,849)	(18,793)
Other assets	613	(2,888)
Accounts payable and other current liabilities	(21,676)	(40,815)
Net cash provided by operating activities	28,755	53,394
Investing activities
Purchases of property, plant and equipment	(51,951)	(24,299)
Proceeds from insurance settlement related to capital investment	4,277	-
Other	(127)	(126)
Net cash used in investing activities	(47,801)	(24,425)
Financing activities
Net borrowings (payments) under lines of credit	40,701	(10,081)
Purchase of treasury shares	(9,203)	(10,589)
Excess tax benefit from stock based compensation	2,210	1,553
Net proceeds from sale of equity interests	2,084	1,640
Payment of dividend	(6,593)	(4,784)
Other	(938)	(469)
Net cash provided by (used in) financing activities	28,261	(22,730)
Effect of foreign currency rate fluctuations on cash	1,811	(735)
Increase in cash and cash equivalents	11,026	5,504
Cash and cash equivalents at beginning of period	38,284	30,494
Cash and cash equivalents at end of period	$49,310	$35,998

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share data)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

In June 2012, we sold our Brazilian subsidiary, Buckeye Americana Ltda. (“Americana”) to Vicunha Participacoes, S.A.  Consequently, our income from continuing operations for the three and six months ended December 31, 2011, excludes Americana’s results, which have been reclassified to discontinued operations.  See Note 2, Discontinued Operations, for further detail.

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

	Three Months Ended December 31	Six Months Ended December 31
	2011	2011
Net sales	$5,683	$14,288

Cost of goods sold	$6,242	$14,261

Operating loss	$(49,597)	$(49,011)

Loss from discontinued operations, net of tax	$(26,406)	$(25,822)

NOTE 3:  SEGMENT INFORMATION

We report results for two segments, specialty fibers and nonwoven materials.  The specialty fibers segment consists of our chemical cellulose, customized fibers and fluff pulp product lines which are cellulosic fibers based on both wood and cotton.  The nonwovens materials segment currently consists of our three airlaid plants.  Our converting plant, which was sold in January 2012, is included in the prior-year period results.  Management makes financial decisions and allocates resources based on the sales and operating income of each segment.  We allocate selling, research, and administrative expenses to each segment and management uses the resulting operating income to measure the performance of the segments.  The continuing operations financial information attributed to these segments is included in the following tables:

	Three Months Ended December 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$153,399	$54,190	$(3,256)	$204,333
	2011	170,977	58,307	(7,870)	221,414
Operating income (loss)	2012	35,072	3,719	(13,116)	25,675
	2011	42,506	2,765	(6,223)	39,048
Depreciation and amortization of	2012	7,651	3,563	943	12,157
intangibles	2011	7,815	4,009	957	12,781
Total assets	2012	533,016	173,260	190,379	896,655
	2011	482,236	193,950	156,295	832,481
Capital expenditures	2012	21,608	1,665	575	23,848
	2011	11,510	1,674	402	13,586

	Six Months Ended December 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2012	$296,710	$112,564	$(7,983)	$401,291
	2011	345,794	122,992	(15,910)	452,876
Operating income (loss)	2012	72,144	9,241	(17,721)	63,664
	2011	85,751	5,093	(8,365)	82,479
Depreciation and amortization of	2012	15,360	7,650	1,897	24,907
intangibles	2011	15,509	8,226	1,903	25,638
Total assets	2012	533,016	173,260	190,379	896,655
	2011	482,236	193,950	156,295	832,481
Capital expenditures	2012	46,872	3,550	1,529	51,951
	2011	20,495	3,363	441	24,299

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

NOTE 4:  ASSET IMPAIRMENT LOSS

Delta, British Columbia facility

In 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, we evaluated the recoverability of the long-lived assets at the Delta facility as of November 30, 2012.  Based on this evaluation we determined that certain long-lived assets associated with this operation having a carrying value of $4,681 were impaired and wrote them down to their estimated fair value of $1,791, resulting in an impairment charge of $2,890 ($0.07 per diluted share) in the second quarter of 2013, which is recorded in asset impairment loss on the consolidated statements of operations for the three months ended December 31, 2012.  The carrying value of land and buildings, which are expected to be sold during the third quarter, totaling $12,704 were classified on the balance sheet as other current assets as of December 31, 2012.

King, North Carolina facility

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the King facility as of December 31, 2011.  Based on this evaluation, and after reducing the value of certain other assets by $391, we determined that the long-lived assets associated with this operation, which have a carrying value of $1,434, were impaired and wrote them down to their estimated fair value of $152, resulting in an impairment charge of $1,282 in the second quarter of 2012.  The total loss of $1,673 is recorded in asset impairment loss on the consolidated statements of operations for the three months ended December 31, 2011.  In addition, the goodwill of $2,425 associated with this facility was considered impaired and was written off in the quarter resulting in an impairment charge of $2,425.  The carrying value of the assets remaining after the impairment charge totaling $6,576 and related liabilities of $863 for the Merfin System’s business were classified on the balance sheet as other current assets and other current liabilities as of December 31, 2011, as the business was expected to be sold within twelve months.  The sale of Mefin Systems was completed on January 31, 2012.

NOTE 5: RESTRUCTURING COSTS

On July 26, 2012, we announced a corporate restructuring of our executive management team in support of our previously announced decision to close or sell several underperforming or non-core assets and in conjunction with the departure of our chief operating officer.  Total costs of $1,080 associated with this restructuring plan were recognized in restructuring costs for the six months ended December 31, 2012.

On January 31, 2012, we completed the sale of Merfin Systems.  In conjunction with this sale, four positions were eliminated from our nonwoven materials segment.  In June 2011, we announced our decision to close the Delta facility at the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, $7,796 ($0.20 per diluted share) in total restructuring costs were recognized for the three months ended December 31, 2012, as we reduced the carrying value of related spare parts and inventory by $2,547 and recognized $5,249 in severance and employee benefit costs.

Included in the severance and employee benefits costs recognized in restructuring expense for the three months ended December 31, 2012, were approximately $3,950 ($0.10 per diluted share) related to retention bonus payments that should have been recognized ratably over the requisite service period and would have resulted in approximately $2,600 ($0.07 per diluted share) being recognized ratably during fiscal 2012 in restructuring expense and accrued reserves.  An additional $650 ($0.02 per diluted share) would have been recognized in restructuring expense and accrued reserves for the three months ended September 30, 2012.

Restructuring expenses are included in restructuring costs in our consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in accrued expenses on the balance sheet.  The following table summarizes the expenses and accrual balances for the six months ended December 31, 2012.

	Accrual Balance as of June 30, 2012	Reserve Adjustment	Impact of Foreign Currency	Payments / Impairment	Accrual Balance as of December 31, 2012	Program Charges to Date	Total Estimated Charges
2013 Restructuring Program
Severance and employee benefits	$-	$1,080	$-	$(1,080)	$-	$1,080	$1,080
Total 2013 Program	-	1,080	-	(1,080)	-	1,080	1,080

2012 Restructuring Program
Severance and employee benefits	$-	$-	$-	$-	$-	$109	$109
Other miscellaneous costs	117	(117)	-	-	-	8	8
Total 2012 Program	117	(117)	-	-	-	117	117

2011 Restructuring Program
Severance and employee benefits	-	5,249	-	(868)	4,381	5,249	5,249
Spare parts and inventory	57	2,547	-	(2,604)	-	2,604	2,604
Total 2011 Program	57	7,796	-	(3,472)	4,381	7,853	7,853

Total All Programs	$174	$8,759	$-	$(4,552)	$4,381	$9,050	$9,050

NOTE 6: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

For the six months ended December 31, 2012 and 2011, we recognized $5,650 and $9,420, respectively, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed alternative fuel mixture credits (“AFMC”) for cellulosic biofuel credit (“CBC”) based upon our expected ability to utilize the CBC prior to expiration.

As of December 31, 2012, and June 30, 2012, we had recorded a liability of $53,029 and $61,661, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of December 31, 2012, and June 30, 2012, was $1,068 and $11,920, respectively, included in accrued expenses, and the noncurrent portion was $51,961 and $49,741, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2014, through fiscal year ending June 30, 2016.

Interest expense for the six months ended December 31, 2011 included $2,859 of accrued interest that we expected to have to pay to the U.S. government related to exchanging AFMCs for CBCs.  On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange.  Consequently, in the fourth quarter ended June 30, 2012, we reversed our accrual of related interest, and the six months ended December 31, 2012, does not include accrued interest due to the IRS for AFMC to CBC exchange.

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

The components of inventory consist of the following as of the dates indicated:

	December 31, 2012	June 30, 2012

Raw materials	$31,563	$31,155
Finished goods	50,138	32,915
Storeroom and other supplies	24,088	26,113
Total inventories	$105,789	$90,183

NOTE 8:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity in October 2015.  At December 31, 2012, and June 30, 2012, long-term debt consisted of borrowings outstanding against the credit facility of $99,279 and $58,578, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed-charge coverage ratio.  At December 31, 2012, we were in compliance with the financial covenants under the credit facility.

At December 31, 2012, we had $196,735 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

NOTE 9:  FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value

As of December 31, 2012, and June 30, 2012, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at December 31, 2012, were both $99,279 and at June 30, 2012, were both $58,578.  The fair value of the long-term debt at December 31, 2012, and June 30, 2012, approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the six months ended December 31, 2012 and 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 10:  INSURANCE RECOVERIES

In June 2012, our Foley, Florida Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This resulted in an unplanned, complete shutdown of the facility.  The specialty pulp production line was restarted later that same month and was operated at target rates, since optimum rates could not be achieved until the fluff pulp machine was back in operation.  In July 2012, the fluff pulp machine was restarted and the Foley Plant was back to full operation.  We have received a total of $18,923 in payments from the insurance company, which is net of our $2,000 deductible.  We recognized $3,984 of the payments as an offset to cost of goods sold in 2012 and $10,662 as an offset to cost of goods sold in the six months ended December 31, 2012, related to our claim for business interruption.  The remaining $4,277 was recorded as a gain in other operating income in our consolidated statements of operations, as it was related to the insured value of the damaged equipment.  These proceeds were used to fund capital expenditures to replace the damaged equipment.

NOTE 11:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$12,909	$(5,439)	$42,400	$35,668
Less: Distributed and undistributed income allocated to participating securities	(134)	-	(454)	(520)
Distributed and undistributed income available to shareholders	$12,775	$(5,439)	$41,946	$35,148

Denominator: (in thousands)
Basic weighted average shares outstanding	38,804	39,260	38,862	39,309

Income per share from continuing operations	0.33	0.53	1.08	1.55
Income per share from discontinued operations	-	(0.67)	-	(0.66)
Basic earnings per share	$0.33	$(0.14)	$1.08	$0.89

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$12,909	$(5,439)	$42,400	$35,668
Less: Distributed and undistributed income allocated to participating securities	(134)	-	(454)	(520)
Distributed and undistributed income available to shareholders	$12,775	$(5,439)	$41,946	$35,148

Denominator: (in thousands)
Basic weighted average shares outstanding	38,804	39,260	38,862	39,309
Effect of dilutive stock options and non-participating securities	354	-	384	470
Diluted weighted average shares outstanding	39,158	39,260	39,246	39,779

Income per share from continuing operations	0.33	0.52	1.07	1.53
Income per share from discontinued operations	-	(0.66)	-	(0.65)
Diluted earnings per share	$0.33	$(0.14)	$1.07	$0.88

For the three and six months ended December 31, 2012, there were 180,564 and 173,072, respectively, of stock options that were not included in the fully-diluted computation because their effect would be anti-dilutive.  There were no stock options that could potentially dilute basic earnings per share which were not included in the fully diluted computation for the three and six months ended December 31, 2011.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,330 and $2,670 for the three and six month periods ended December 31, 2012, and $1,245 and $2,211 for the three and six month periods ended December 31, 2011.

During the three-month period ended December 31, 2012 we granted 4,939 shares of restricted stock to non-employee directors which vest over a one-year period.  The fair value of the restricted stock was $27.54 per share, the closing price of our common stock on the date of grant.  Additionally, we granted 13,208 shares of restricted stock to employees which vest over a three-year period.  The fair value of the restricted stock was $30.29 per share, the closing price of our common stock on the date of grant.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of December 31, 2012, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2012, Canadian income tax returns for the years ended June 30, 2004, through June 30, 2012, and German tax filings for the years ended June 30, 2008, through June 30, 2012.  We are currently under a US income tax audit for the years ended June 30, 2009, June 30, 2010, and June 30, 2011.

During the three and six months ended December 31, 2011, we recorded tax benefits of $904 and $1,654, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

During the three and six months ended December 31, 2012, we increased our valuation allowance related to losses of our Canadian facility by $2,720 and $2,856, respectively, and decreased our valuation allowance related to state net operating loss carryforwards during the three and six months ended December 31, 2012 by ($56) and ($72), respectively.

Our effective tax rate for the three and six month periods ended December 31, 2012, were 48.5% and 31.7%, respectively.  Our effective tax rates for the same periods in 2011 were 44.4% and 21.5%, respectively.  Our income tax expense for continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Expected tax expense at 35%	$8,769	$13,213	$21,714	$27,431
Cellulosic biofuel credits	-	3,467	(5,650)	(9,420)
Impairment of assets	-		-
Energy investment tax credits	-	(904)	-	(1,654)
Change in valuation allowance	2,664	(295)	2,784	132
Other	713	1,302	792	395
Income tax expense	$12,146	$16,783	$19,640	$16,884

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Service cost for benefits earned	$152	$116	$304	$232
Interest cost on benefit obligation	275	320	550	640
Amortization of unrecognized prior service cost	(74)	(129)	(148)	(258)
Actuarial loss	223	93	446	186
Total cost	$576	$400	$1,152	$800

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

In August 2005, FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, we filed petitions with the FDEP for the establishment of several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. SSACs require the approval of the EPA.  The FDEP forwarded the SSACs to the EPA in September 2010 for their approval.  We are currently working with the EPA to address their questions related to the SSACs.  The revised draft NPDES permit to be issued by the FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  In a recent development, the EPA has requested additional data for one parameter.  Gathering that data may delay issuance of that SSAC and the NPDES permit by a year.  When the FDEP issues the revised draft permit, it will be subject to public comment and opportunity for requesting a hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $40 million and $60 million over at least five years, possibly beginning as early as fiscal year 2014.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] were vacated following a public legal challenge.  These regulations would apply to the bark boilers at the Foley Plant.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period, the EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  These regulations may impact both bark boilers at the Foley Plant.  EPA recently completed the reconsideration process and published the final boiler MACT regulations on December 21, 2012. We are currently in the process of assessing the impact of these new regulations and once we complete the assessment process we will be able to determine a range of capital expenditures associated with these new regulations.

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

NOTE 16:  SUBSEQUENT EVENTS

On January 28, 2013, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock.  The dividend is payable on March 15, 2013, to stockholders of record as of the close of business on February 15, 2013.

On February 6, 2013, we completed the sale of the land and building located at our recently idled Delta airlaid nonwovens facility, generating approximately $20,000 of net proceeds and an expected pretax gain of approximately $7,000.

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

Except as otherwise specified, references to years (e.g., “2013”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and six month periods ended December 31, 2012, to the three and six month periods ended December 31, 2011.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or future financial condition.  The forward-looking statements contained in this report involve risks and uncertainties, including statements that may express or imply projections of revenues, expenditures, or other financial metrics, plans and objectives for future operations, growth or initiatives, expected future economic performance, expected word economic conditions, or the expected outcome or impact of pending or threatened litigation.   All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “might,” “will,” “would,” “could,” “can,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “project,” “predict,” “forecast” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

The forward-looking statements contained in this report involve risks, uncertainties and other factors which may cause ou actual reulsts and performance to differ materially from those expressed or implied by those statements.  We have based the forward-looking statements in this report on information available to use as of the date of this report, and we believe the assumptions underlying any forward-looking statements are reasonable.  However, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements or from historical performance.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•	pricing fluctuations and worldwide economic conditions;
•	variations in demand for our product;
•	fluctuation in the costs and availability of raw materials, including specialty wood pulp and fluff pulp, commodities and energy and transportation resources;
•	competition and changes in industry production capacity;
•	gain or loss of large customers;
•	the ability to execute our business plans, including those related to acquisitions and divestitures and new product development;
•	the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs;
•	changes in fair values of long-lived assets;
•	capital improvement plans;
•	the ability to transfer our Delta facility’s historic sales volume to our other nonwovens plants;
•	changes in the timing of and net benefit realized from the alternative fuel mixture credit, cellulosic biofuel credit and other tax credits;
•	inability to predict the scope of future environmental compliance costs or liabilities and future restructuring costs or liabilities;
•	scheduled and unscheduled maintenance requirements at our plants and labor disputes; and
•	fluctuations in currency exchange rates.

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

Net sales for the three months ended December 31, 2012, were $204.3 million, a decrease of $17.1 million, or 8%, compared to net sales of $221.4 million for the same period in 2011.  While shipment volume was up in both the specialty fibers and nonwoven materials segments with a positive impact of approximately $15 million, product mix unfavorably impacted net sales by approximately $20 million.  We shipped approximately 12,000 tons into the viscose staple fiber (rayon) market due to weak demand in some of our high-end markets, particularly the European tire cord market, and there was also an unfavorable mix impact on sales due to the increase in wood pulp shipments combined with a decrease in higher-priced cotton linter pulp shipments.  We expect to limit our shipments into the viscose staple fiber market to approximately 5,000 tons in the third fiscal quarter.  The sale of our King, North Carolina converting business in the third quarter of fiscal 2012 accounted for $4.3 million of the year over year reduction in net sales.  Specialty fibers segment sales decreased 10% while sales in the nonwoven materials segment (excluding the impact of the King divestiture) were flat.  Shipment volume, excluding the King divestiture, was up 6% compared to the prior year, with specialty fibers shipments up 7% and nonwovens shipment volume up 4%.  Average selling prices on our high-end wood pulp, excluding shipments into the viscose staple fiber market, were up 9% compared to the year-ago quarter.  Fluff pulp prices decreased by $131 per ton compared to the same period in 2011.

During the six months ended December 31, 2012, net sales were $401.3 million, a decrease of $51.6 million, or 11%, compared to the six months ended December 31, 2011.  Lower shipment volume had a negative impact of approximately $16 million due to lost sales in our specialty fibers segment resulting from the June steam drum failure outage at our Foley facility and weaker demand in some of our wood and cotton specialty fibers markets. Unfavorable changes in product mix and lower selling prices had unfavorable impacts of approximately $15 million and $6 million, respectively.  Year-to-date shipment volume, excluding the King divestiture, was down 4% compared to the same period a year ago, with specialty fibers shipments down 5% while nonwovens shipment volume was up 3%.  The King divestiture accounted for $8.8 million of the year over year reduction in net sales. On a year-to-date basis, average selling prices on our high-end wood pulp, excluding shipments into the viscose staple fiber market, were up 10%, while fluff pulp prices decreased by $129 per ton compared to the same period a year ago.  With the closure of our Delta airlaid nonwovens facility in November 2012 and anticipated transfer of approximately 40% of its sales volume to our other two nonwoven plants, we expect net sales in our nonwovens segment to decrease approximately $25 million over the next 12 months compared to the preceding 12 months.  We expect the impact of the Delta closure to have a favorable impact on gross margin of approximately $4 million over this same time frame.

Operating income for the three months ended December 31, 2012, was $25.7 million, down $13.3 million from the same period in 2011.  This decrease reflects $10.7 million of restructuring and asset impairment charges related to the closure of our Delta facility, which ceased production in November 2012.  Asset and goodwill impairment charges related to the King divestiture totaled $4.1 million for the three months ended December 31, 2011.  We received the final insurance settlement related to the June 2012 steam drum failure outage at Foley, which resulted in a net benefit of $6.8 million to operating income during the three months ended December 31, 2012, but this was more than offset by the unfavorable mix impact of shipments into the viscose staple fiber market.  Gross margin decreased to 23.2% from 24.8% as a percentage of sales.  Aside from cotton linter and fluff pulp costs, which have decreased significantly versus the same period a year ago, costs for chemicals, wood, other raw materials, and energy were stable.

For the six months ended December 31, 2012, operating income was $63.7 million, which was $18.8 million lower than the six months ended December 31, 2011.  Restructuring and asset impairment losses totaled $11.6 million during the period compared to asset and goodwill impairment charges of $4.1 million in the year-ago period.  Gross margin decreased $13.8 million compared to the same period in 2011, as unfavorable product mix and lower sales prices reduced margin by approximately $11 million and $5 million, respectively.  These impacts were partially offset by approximately $8 million as lower raw materials costs, primarily lower raw cotton linter prices, had a favorable impact on gross margin.  Gross margin as a percentage of sales remained relatively stable at 24.3% for the six months ended December 31, 2012 compared to 24.6% in the same period a year ago.

Net earnings for the three months ended December 31, 2012, of $12.9 million, or $0.33 per diluted share, were up $18.3 million, or $0.47 per diluted share compared to the same period a year ago.  The variation in the net benefit from the cellulosic biofuel credit (“CBC”) accounted for $3.6 million, or $0.09 per diluted share, of this increase in net income, while after-tax impairment costs accounted for an additional $26.8 million, or $0.67 per diluted share increase.  The current year’s results were negatively impacted by $7.8 million, net of tax, or $0.20 per share, due to restructuring costs.  The remaining $4.3 million or $0.09 per diluted share reduction in net income was primarily the result of unfavorable product mix.

Net earnings for the six months ended December 31, 2012, of $42.4 million or $1.07 per diluted share, were up $6.7 million or $0.19 per diluted share compared to the six months ended December 31, 2011.  After-tax impairment charges accounted for $26.8 million, or $0.67 per diluted share of the increase in net income.  The current year’s results were negatively impacted by $8.4 million, net of tax, or $0.22 per share, due to restructuring costs, and the variation in the net benefit from the CBC negatively impacted net income by $2.1 million or $0.05 per diluted share.  The remaining $9.6 million or $0.21 per share reduction in net income was primarily the result of lower sales driven by lower selling prices and unfavorable changes in mix.

Net cash provided by operating activities for the six months ended December 31, 2012, of $28.8 million decreased by $24.6 million compared to $53.4 million for the same period a year ago.  This year over year decrease in cash flows from operations was driven by decreased sales revenue and the repayment of alternative fuel mixture credits (“AFMC”).  Purchases of property, plant and equipment increased by $27.7 million compared to the same period last year, reflecting capital spending on the Foley Specialty Expansion Project and expenditures due to the Foley steam drum failure.  Borrowings on our revolving line of credit increased $40.7 million compared to the same period a year ago due in part to repayment of $28.2 million in AFMCs in September to the IRS in exchange for higher value CBCs which we expect to receive within the current fiscal year.  We expect capital spending to return to more normal levels at the end of this fiscal year when the Foley Specialty Expansion Project is targeted for completion.  Net cash provided by operating activities is expected to improve during the second half of 2013 as the repayment of AFMC, funding of our employee 401K plans, bonus payouts, and Foley property tax payments are all incurred in the first half of the fiscal year.  Additionally, we expect to realize approximately $20 million in proceeds from the sale of the Delta property in February 2013.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and six months ended December 31, 2012 and 2011.

(millions)	Three Months Ended December 31
	2012	2011	Change	% Change
Net sales	$204.3	$221.4	$(17.1)	(7.7)%
Cost of goods sold	157.0	166.4	(9.4)	(5.6)%
Gross margin	47.3	55.0	(7.7)	(14.0)%
Selling, research and administrative expenses	12.2	11.4	0.8	7.0%
Asset impairment loss	2.9	1.7	1.2	70.6%
Goodwill impairment loss	-	2.4	(2.4)	(100.0)%
Amortization of intangibles and other	0.5	0.5	-	-
Restructuring costs	7.8	-	7.8	100.0%
Other operating income	(1.8)	-	(1.8)	(100.0)%
Operating income	$25.7	$39.0	$(13.3)	(34.1)%

(millions)	Six Months Ended December 31
	2012	2011	Change	% Change
Net sales	$401.3	$452.9	$(51.6)	(11.4)%
Cost of goods sold	303.9	341.6	(37.7)	(11.0)%
Gross margin	97.4	111.3	(13.9)	(12.5)%
Selling, research and administrative expenses	25.4	23.7	1.7	7.2%
Asset impairment loss	2.9	1.7	1.2	70.6%
Goodwill impairment loss	-	2.4	(2.4)	(100.0)%
Amortization of intangibles and other	1.0	1.0	-	-
Restructuring costs	8.7	-	8.7	100.0%
Other operating income	(4.3)	-	(4.3)	(100.0)%
Operating income	$63.7	$82.5	$(18.8)	(22.8)%

Net sales for the three months ended December 31, 2012, were $17.1 million, or 7.7%, lower than in the comparable prior-year period, as the effect of unfavorable changes in mix exceeded the favorable impact of increased sales volume by approximately $5 million, reflecting shipments into the viscose staple fiber market.  Additionally, lower sales prices reduced net sales by approximately $6 million as fluff pulp prices fell $131 per ton compared to the prior year.  The divestiture of our King, North Carolina converting business lowered net sales in the nonwoven materials segment by $4.3 million compared to the same period a year ago.  Net sales for the six months ended December 31, 2012, were $51.6 million, or 11.4%, lower than in the comparable prior-year period.  Lower shipment volume had a negative impact of approximately $16 million due to lost sales in our specialty fibers segment resulting from the June steam drum failure outage at our Foley facility and weaker demand in some of our wood and cotton specialty fibers markets.  Unfavorable changes in product mix and lower selling prices had unfavorable impacts of approximately $15 million and $6 million, respectively.  The King divestiture accounted for $8.8 million of the year over year reduction in net sales. In addition, exchange rates in Europe unfavorably impacted net sales for the nonwoven materials segment by $4.4 million.

Gross margin was lower for the three months and six months ended December 31, 2012, compared to the comparable prior-year periods primarily driven by unfavorable changes in sales mix.  For the six-month period ended December 31, 2012, gross margin decreased $13.8 million compared to the same period in 2011, as unfavorable product mix and lower sales prices reduced margin by approximately $11 million and $5 million, respectively.  These impacts were partially offset as lower raw materials costs, primarily lower raw cotton linter prices, had a favorable impact of approximately $8 million on gross margin.  Raw material costs decreased significantly for both our cotton specialty fibers and nonwovens products compared to the year-ago period and more than offset modest increases in energy and direct costs compared the same period a year ago.

In June 2012, we completed the sale of our Americana, Brazil facility.  Results for prior periods have been adjusted to reflect discontinued operations in the consolidated statements of operations on an after-tax basis.  During the three months and six months ended December 31, 2011, we recorded operating losses of $49.6 million and $49.0 million, respectively, at this facility.  See Note 2, Discontinued Operations, for further detail.

In 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, we reduced the value of certain other assets by $2.6 million and determined that certain long-lived assets associated with this operation were impaired and wrote them down to their fair value of $1.8 million, resulting in an impairment charge of $2.9 million in the quarter ended December 31, 2012.  Additionally, $7.8 million in restructuring costs were recognized in the quarter ended December 31, 2012, as we reduced the value of certain other assets by $2.5 million and recognized $5.3 million in severance and employee benefit costs.

       During the quarter ended December 31, 2011, we made the decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation were impaired and wrote them down to their fair value of $0.2 million, resulting in an impairment charge of $1.3 million.  In addition, we recorded a goodwill impairment charge of $2.4 million.

    Selling, research and administrative expenses increased for the three and six months ended December 31, 2012, versus the same periods in the prior year primarily due to an increase in consulting and legal fees related to our ongoing efforts to identify new growth opportunities and higher stock compensation expense.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and six months ended December 31, 2012 and 2011.

(millions)	Three Months Ended December 31
	2012	2011	Change	% Change
Net sales	$153.4	$171.0	$(17.6)	(10.3)%
Operating income	35.1	42.5	(7.4)	(17.4)%

(millions)	Six Months Ended December 31
	2012	2011	Change	% Change
Net sales	$296.7	$345.8	$(49.1)	(14.2)%
Operating income	72.1	85.8	(13.7)	(16.0)%

Net sales were lower for the three and six months ended December 31, 2012, versus the comparable prior-year periods.  For the three-month period, product mix unfavorably impacted net sales by approximately $16 million and lower selling prices reduced net sales by approximately $5 million, as fluff pulp prices decreased $131 per ton compared to the prior year.  For the six-month period, lower shipment volume reduced net sales by approximately $25 million, including the effects of approximately $17 million in lost sales resulting from the June 2012 steam drum failure outage at our Foley Plant and weaker demand in some of our wood and cotton specialty fibers markets.  Unfavorable changes in product mix and lower selling prices had unfavorable impacts of approximately $19 million and $5 million, respectively.  Average selling prices on our high-end wood pulp, excluding shipments into the viscose staple fiber market, were up 9% and 10%, respectively for the three- and six-month periods ended December 31, 2012, versus the comparable prior-year periods.

Operating income decreased $7.4 million and $13.7 million, respectively, for the three and six months ended December 31, 2012, compared to the prior year comparable periods.  During the three months ended December 31, 2012, we received the final insurance settlement related to the June 2012 steam drum failure outage at Foley, resulting in a net benefit of $6.7 million to operating income for the quarter, but this was more than offset as unfavorable changes in product mix and lower selling prices reduced operating income by approximately $8 million and $5 million, respectively.  Raw material costs decreased approximately $5 million for our cotton specialty fibers compared to the year-ago quarter and more than offset modest increases in direct costs compared the same period a year ago.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and six months ended December 31, 2012 and 2011.

(millions)	Three Months Ended December 31
	2012	2011	Change	% Change
Net sales	$54.2	$58.3	$(4.1)	(7.0)%
Operating income	3.7	2.8	0.9	32.1%

(millions)	Six Months Ended December 31
	2012	2011	Change	% Change
Net sales	$112.6	$123.0	$(10.4)	(8.5)%
Operating income	9.2	5.1	4.1	80.4%

Nonwoven materials sales for the three and six months ended December 31, 2012, decreased versus the same prior-year comparable periods. The divestiture of the King, North Carolina converting business in January 2012 reduced net sales in the nonwoven materials segment by $4.3 million and $8.8 million for the three and six-month periods ended December 31, 2012, respectively.  Shipment volume, excluding the King divestiture, was up 4%, or approximately $3 million, for the three-month period and was up 3%, or approximately $4 million, for the six-month period compared to the prior year.  For the six-month period, the positive impact of increased shipments was largely offset by an approximately $4 million negative impact of foreign currency rate fluctuations.

Operating income increased $0.9 million and $4.1 million, respectively, for the three and six months ended December 31, 2012, relative to the comparable prior-year periods.  The improvement for the six-month period was largely due to increased production volume, which contributed approximately $2 million to operating income, as we rebuilt inventories after very strong shipment performance in the fiscal 2012 fourth quarter.  Additionally, operating income for the six months ended December 31, 2011, was significantly impacted by a production issue that resulted in a large amount of non-prime product, which reduced operating income by an additional $2.0 million.

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

The following tables compare corporate net sales and operating (loss) income for the three and six months ended December 31, 2012 and 2011.

(millions)	Three Months Ended December 31
	2012	2011	Change	% Change
Net sales	$(3.3)	$(7.9)	$4.6	58.2%
Operating (loss) income	(13.1)	(6.2)	(6.9)	(111.3	) %

(millions)	Six Months Ended December 31
	2012	2011	Change	% Change
Net sales	$(8.0)	$(15.9)	$7.9	49.7%
Operating (loss) income	(17.7)	(8.4)	(9.3)	(110.7	) %

The operating loss for the three and six months ended December 31 consists of:

	Three Months Ended December 31		Six Months Ended December 31
(millions)	2012	2011	2012	2011
Unallocated at-risk compensation	$(0.7)	$(0.4)	$(1.6)	$(1.4)
Unallocated stock-based compensation	(1.2)	(1.2)	(2.4)	(2.2)
Unallocated growth initiative expenses	(0.1)	-	(1.1)	-
Intellectual property amortization	(0.5)	(0.5)	(1.0)	(1.0)
Asset impairment loss	(2.9)	(1.7)	(2.9)	(1.7)
Goodwill impairment loss	-	(2.4)	-	(2.4)
Restructuring	(7.8)	-	(8.8)	-
Gross margin on intercompany sales	0.1	-	0.1	0.3
Operating (loss) income	$(13.1)	$(6.2)	$(17.7)	$(8.4)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.5 million and $3.3 million, respectively, for the three and six months ended December 31, 2012, versus the prior-year comparable periods.  The decrease for the six-month period was primarily due to $2.9 million of interest expense recorded in the prior-year period when we expected to have to pay the U.S. government interest related to exchanging AFMC credits for CBC credits.  See Note 6, Alternative Fuel Mixture Credits/Cellulosic Biofuel Credits, to the Consolidated Financial Statements in our Annual Report for additional discussion of the July 2012 IRS ruling on this topic.

Income tax

Our effective tax rate for the three and six month periods ended December 31, 2012, were 48.5% and 31.7%, respectively.  Our effective tax rates for the same periods in 2011 were 44.4% and 21.5%, respectively.

During the six months ended December 31, 2012 and 2011, we recorded tax benefits of $5.7 million and $9.4 million, respectively, for exchange of CBCs from AFMCs.  See additional discussion at Note 6 to the condensed consolidated financial statements.

During the three months ended December 31, 2012, we recorded $10.7 million of restructuring and asset impairment charges related to the closure of our Delta airlaid nonwovens plant and recognized no tax benefit.  During the three months ended December 31, 3011, we recorded $4.1 million in impairment charges related to sale of our King, North Carolina converting business and recognized a tax benefit of $0.6 million.

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

On December 31, 2012, we had $49.3 million of cash and cash equivalents, $9.2 million of short-term investments and $196.7 million borrowing capacity on our credit facility.

Of the cash and cash equivalents held at December 31, 2012, $47.3 million was held by foreign subsidiaries.  All earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit facility, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next 24 months.

Treasury shares

At December 31, 2012, a total of 7.3 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During the six months ended December 31, 2012 and 2011, we repurchased 301 thousand and 437 thousand shares, respectively.

Cash Flow

The following table provides a summary of cash flows for the six month periods ended December 31, 2012 and 2011.

	Six Months Ended December 31
(millions)	2012	2011
Operating activities:
Net income	$42.4	$35.7
Noncash charges and credits, net	32.5	79.7
Changes in operating assets and liabilities, net	(46.2)	(62.0)
Net cash provided by operating activities	28.7	53.4

Investing activities:
Purchases of property, plant and equipment	(52.0)	(24.3)
Other investing activities	4.2	(0.1)
Net cash used in investing activities	(47.8)	(24.4)

Financing activities:
Net (payments) borrowings under lines of credit	40.7	(10.1)
Purchase of treasury shares	(9.2)	(10.6)
Net proceeds from sale of equity interests	2.1	1.6
Payment of dividend	(6.6)	(4.8)
Other	1.3	1.2
Net cash provided by (used in) financing activities	28.3	(22.7)

Effect of foreign currency rate fluctuations on cash	1.8	(0.7)

Net increase in cash and cash equivalents	$11.0	$5.5

Cash provided by operating activities

Cash provided by operating activities for the six months ended December 31, 2012, decreased $24.7 million compared to the comparable prior-year period as gross margin decreased $13.9 million.  During the six months ended December 31, 2012, cash taxes were up $21.7 million compared to the year ago period, as we repaid $28.2 million in AFMCs to the IRS in September in exchange for higher value CBCs used to reduce estimated quarterly tax payments over the course of the year.

Net cash used in investing activities

Purchases of property, plant and equipment increased $27.7 million during the six months ended December 31, 2012, versus the comparable prior-year period.  A significant portion of this increase relates to spending on the Foley Specialty Expansion Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $89 million of which $62 million has been spent to date and an additional $27 million is expected to be spent in the current fiscal year.  We expect our capital spending will be approximately $120 million in fiscal year 2013, including $6 million relating to the June steam drum failure outage at our Foley Plant.

Net cash used in financing activities

During the six months ended December 31, 2012, borrowings on our revolving line of credit increased $40.7 million to $99.3 million, as we repaid $28.2 million in AFMCs to the IRS in exchange for higher value CBCs.  During the six months ended December 31, 2012, we paid cash dividends ($0.17 per share) in the aggregate amount of $6.6 million and repurchased 301 thousand shares for $9.2 million.  During the six months ended December 31, 2011, we paid cash dividends ($0.12 per share) in the aggregate amount of $4.8 million and repurchased 437 thousand shares for $10.6 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2012.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2013(1)	2014 and 2015	2016 and 2017	Thereafter

Long-term obligations (2)	$105.5	$1.1	$4.4	$100.0	$-
Operating lease obligations	4.8	0.9	3.2	0.7	-
Timber commitments	185.9	17.1	54.0	47.2	67.6
Other purchase commitments (3)	46.1	31.9	14.2	-	-
Total contractual cash obligations	$342.3	$51.0	$75.8	$147.9	$67.6
(1)	Cash obligations for the remainder of 2013.

(2)	Amounts include related interest payments. Interest payments of $6.2 million for variable debt are based on the effective annual rate as of December 31, 2012, of 2.22%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2012, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended December 31, 2012, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no changes to the material risks facing our business from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At December 31, 2012, we have remaining approximately 3.7 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  Below is a summary of our stock repurchases for the quarter ending December 31, 2012.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under plans or programs
Balance September 30, 2012				4,047,971
October 1 – October 31, 2012	300,000	$30.58	300,000	3,747,971
November 1 – November 30, 2012	-	-	-	3,747,971
December 1 – December 31, 2012	-	-	-	3,747,971
Total	300,000	$30.58	300,000	3,747,971

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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
Date: February 8, 2013

By:	/s/ Steven G. Dean

Steven G. Dean, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: February 8, 2013

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