Form 10-Q
period 2013-03-31
BUCKEYE TECHNOLOGIES INC
filed 2013-05-09
CIK 899597

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were outstanding 38,887,590 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net sales	$195,562	$217,065	$596,853	$669,941
Cost of goods sold	152,204	163,903	456,056	505,519
Gross margin	43,358	53,162	140,797	164,422

Selling, research and administrative expenses	11,408	10,760	36,792	34,447
Amortization of intangibles and other	517	515	1,539	1,511
Asset impairment loss	701	92	3,591	1,765
Goodwill impairment loss	-	-	-	2,425
Restructuring costs	855	234	9,614	234
Other operating income	-	(32)	(4,280)	(32)
Operating income	29,877	41,593	93,541	124,072

Net interest expense and amortization of debt costs	(314)	(1,240)	(1,517)	(5,710)
Gain on sale of assets held for sale	7,346	-	7,346	-
Gain (loss) on foreign exchange and other	508	(280)	87	85

Income from continuing operations before income taxes	37,417	40,073	99,457	118,447
Income tax expense	10,524	13,052	30,164	29,936

Income from continuing operations	26,893	27,021	69,293	88,511
Income (loss) from discontinued operations, net of tax	1,369	(1,176)	1,369	(26,998)
Net income	$28,262	$25,845	$70,662	$61,513

Earnings per share
Basic
Income from continuing operations	$0.68	$0.68	$1.76	$2.24
Income (loss) from discontinued operations	0.04	(0.03)	0.04	(0.70)
Earnings per share – basic	$0.72	$0.65	$1.80	$1.54

Diluted
Income from continuing operations	$0.68	$0.67	$1.75	$2.21
Income (loss) from discontinued operations	0.03	(0.03)	0.03	(0.69)
Earnings per share – diluted	$0.71	$0.64	$1.78	$1.52

Cash dividends per share	$0.09	$0.07	$0.26	$0.19

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012

Net income	$28,262	$25,845	$70,662	$61,513

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,168)	3,737	2,242	(19,983)
Net unrealized losses from cash flow hedging
instruments, net of tax of ($16) for the
three and nine months ending March 31, 2013,
respectively.	47	-	46	-

Other comprehensive income (loss)	(3,121)	3,737	2,288	(19,983)

Comprehensive income	$25,141	$29,582	$72,950	$41,530

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31 2013	June 30 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,220	$38,284
Short-term investments	-	8,813
Accounts receivable – net	120,518	126,705
Income tax receivable	8,106	-
Inventories – net	105,058	90,183
Deferred income taxes and other	10,882	25,697
Total current assets	299,784	289,682

Property, plant and equipment	1,194,199	1,117,277
Less accumulated depreciation	(661,921)	(625,168)
Property, plant and equipment – net	532,278	492,109
Deferred income taxes	40,678	42,427
Intellectual property and other, net	11,624	13,193
Total assets	$884,364	$837,411

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$28,372	$40,600
Accrued expenses and other	35,708	43,135
Total current liabilities	64,080	83,735

Long-term debt	62,271	58,578
Accrued postretirement benefits	30,859	30,602
Deferred income taxes	4,536	4,930
Payable related to exchange of alternative fuel mixture credits	51,961	49,741
Other liabilities	6,817	6,789
Stockholders’ equity	663,840	603,036
Total liabilities and stockholders’ equity	$884,364	$837,411

See accompanying notes.

BUCKEYE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31
	2013	2012
Operating activities
Net income	$70,662	$61,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,860	38,045
Amortization	2,005	1,976
Asset impairment loss	3,591	50,803
Goodwill impairment loss	-	2,425
Insurance settlement	(4,277)	-
Gain on sale of assets held for sale	(7,346)	-
Deferred income taxes	3,452	(15,707)
Noncurrent alternative fuel mixture credits refund payable	3,288	13,895
Stock based compensation expense	3,880	3,377
Excess tax benefit from stock based compensation	(2,291)	(2,695)
Other	1,911	308
Changes in operating assets and liabilities:
Accounts receivable	6,264	3,440
Income tax receivable	(8,106)	(6)
Inventories	(14,483)	(25,346)
Other assets	13,733	3,692
Accounts payable and other current liabilities	(32,327)	(51,326)
Net cash provided by operating activities	74,816	84,394
Investing activities
Purchases of property, plant and equipment	(79,129)	(46,206)
Proceeds from sale of assets	19,896	5,675
Proceeds from short-term investments	9,075	-
Proceeds from insurance settlement related to capital investment	4,277	-
Other	(329)	(353)
Net cash used in investing activities	(46,210)	(40,884)
Financing activities
Net borrowings (payments) under revolving line of credit	3,693	(26,782)
Purchase of treasury shares	(9,203)	(10,589)
Excess tax benefit from stock based compensation	2,291	2,695
Net proceeds from sale of equity interests	2,219	2,801
Payment of dividend	(10,201)	(7,592)
Other	(938)	(469)
Net cash used in financing activities	(12,139)	(39,936)
Effect of foreign currency rate fluctuations on cash	469	3,099
Increase in cash and cash equivalents	16,936	6,673
Cash and cash equivalents at beginning of period	38,284	30,494
Cash and cash equivalents at end of period	$55,220	$37,167

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share data)
NOTE 1:  BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information and a listing of our significant accounting policies, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012 (“Annual Report”).  Except as otherwise specified, references to a year indicate our fiscal year ending on June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report.

In June 2012, we sold our Brazilian subsidiary, Buckeye Americana Ltda. (“Americana”) to Vicunha Participacoes, S.A.  Consequently, our income from continuing operations for the three and nine months ended March 31, 2012, excludes Americana’s results, which have been reclassified to discontinued operations.  See Note 2, Discontinued Operations, for further detail.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net sales	$-	$-	$-	$14,288

Cost of goods sold	$-	$343	$-	$14,604

Operating loss	$-	$(1,246)	$-	$(50,257)

Income (loss) from discontinued operations, net of tax	$1,369	$(1,176)	$1,369	$(26,998)

During the quarter, we recorded an out-of-period adjustment to increase the amount of the tax benefit associated with our exit of the business in Americana, Brazil in the amount of $1,369.  This amount is recorded as income from discontinued operations in the consolidated statements of operations for the three and nine months ended March 31, 2013.  After evaluating the quantitative and qualitative aspects of the adjustment, management has determined that its previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings trends.

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

	Three Months Ended March 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2013	$142,601	$57,380	$(4,419)	$195,562
	2012	169,989	54,188	(7,112)	217,065
Operating income (loss)	2013	27,723	5,786	(3,632)	29,877
	2012	40,584	3,016	(2,007)	41,593
Depreciation and amortization of	2013	7,682	2,905	905	11,492
Intangibles	2012	7,854	3,916	971	12,741
Total assets	2013	549,821	153,970	180,573	884,364
	2012	488,190	185,739	168,189	842,118
Capital expenditures	2013	24,323	2,002	853	27,178
	2012	19,501	1,834	572	21,907

	Nine Months Ended March 31	Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2013	$439,311	$169,944	$(12,402)	$596,853
	2012	515,783	177,180	(23,022)	669,941
Operating income (loss)	2013	99,867	15,027	(21,353)	93,541
	2012	126,335	8,109	(10,372)	124,072
Depreciation and amortization of	2013	23,042	10,555	2,802	36,399
Intangibles	2012	23,363	12,142	2,874	38,379
Total assets	2013	549,821	153,970	180,573	884,364
	2012	488,190	185,739	168,189	842,118
Capital expenditures	2013	71,195	5,552	2,382	79,129
	2012	39,996	5,197	1,013	46,206

Management evaluates operating performance of the specialty fibers and nonwoven materials segments excluding amortization of intangibles, goodwill impairment, asset impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Therefore, the corporate column includes operating elements such as segment eliminations, amortization of intangibles, asset impairment, goodwill impairment, charges related to restructuring, unallocated at-risk compensation and unallocated stock-based compensation for executive officers and certain other employees.  Corporate net sales represent the elimination of intersegment sales included in the specialty fibers reporting segment which are used in the production of nonwoven materials.  We account for intersegment sales as if the sales were to third parties.  Corporate assets primarily include cash, income tax receivables, and intellectual property.

NOTE 4:  ASSET IMPAIRMENT LOSS

Delta, British Columbia facility

In 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, we evaluated the recoverability of the long-lived assets at the Delta facility as of November 30, 2012.  Based on this evaluation, we determined that certain long-lived assets associated with this operation having a carrying value of $4,681 were impaired and wrote them down to their estimated fair value of $1,090, resulting in an impairment charge of $3,591 ($0.09 per diluted share), which is recorded in asset impairment loss on the consolidated statements of operations for the nine months ended March 31, 2013.  The sale of the land and buildings was completed in the third quarter of 2013 resulting in a reduction of other current assets on the balance sheet of $12,704 and a gain on sale of assets held for sale recognized on the consolidated statements of operations of $7,346 for the three and nine months ended March 31, 2013.

King, North Carolina facility

During the nine months ended March 31, 2012, we recorded asset impairment losses totaling $1,765 associated with our decision to sell the nonwovens materials Merfin Systems converting business in King, North Carolina. In addition, the goodwill of $2,425 associated with this facility was considered impaired and was written off during the nine months ended March 31, 2012.  We completed the sale of Merfin Systems in the third quarter of 2012 and recorded proceeds of $5,675. In the three months ended March 31, 2013, we recorded miscellaneous income of $250 from an earn out provision in the sale agreement that was settled during the quarter.

NOTE 5: RESTRUCTURING COSTS

On July 26, 2012, we announced a corporate restructuring of our executive management team in support of our previously announced decision to close or sell several underperforming or non-core assets and in conjunction with the departure of our chief operating officer.  Total costs of $1,080 associated with this restructuring plan were recognized in restructuring costs for the nine months ended March 31, 2013.

On January 31, 2012, we completed the sale of Merfin Systems.  In conjunction with this sale, four positions were eliminated from our nonwoven materials segment.  In June 2011, we announced our decision to close the Delta facility at the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, $7,796 ($0.20 per diluted share) in total restructuring costs were recognized for the three months ended December 31, 2012, as we reduced the carrying value of related spare parts and inventory by $2,547 and recognized $5,249 in severance and employee benefit costs. Additionally, $855 ($0.02 per diluted share) in restructuring costs were recognized for the three months ended March 31, 2013, primarily related to costs associated with shutting down the facility.

Included in the severance and employee benefits costs recognized in restructuring expense for the nine months ended March 31, 2013, were approximately $3,950 ($0.10 per diluted share) related to retention bonus payments that should have been recognized ratably over the requisite service period and would have resulted in approximately $2,600 ($0.07 per diluted share) being recognized ratably during fiscal 2012 in restructuring expense and accrued reserves.  An additional $650 ($0.02 per diluted share) would have been recognized in restructuring expense and accrued reserves for the three months ended September 30, 2012.

Restructuring expenses are included in restructuring costs in our consolidated statements of operations.  The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses.  Accrual balances are included in accrued expenses on the balance sheet.  The following table summarizes the expenses and accrual balances for the nine months ended March 31, 2013.

	Accrual Balance as of June 30, 2012	Reserve Adjustment	Impact of Foreign Currency	Payments / Impairment	Accrual Balance as of March 31, 2013	Program Charges to Date	Total Estimated Charges
2013 Restructuring Program
Severance and employee benefits	$-	$1,080	$-	$(1,080)	$-	$1,080	$1,080
Total 2013 Program	-	1,080	-	(1,080)	-	1,080	1,080

2012 Restructuring Program
Severance and employee benefits	$-	$-	$-	$-	$-	$109	$109
Other miscellaneous costs	117	(117)	-	-	-	8	8
Total 2012 Program	117	(117)	-	-	-	117	117

2011 Restructuring Program
Severance and employee benefits	-	5,323	(28)	(5,295)	-	5,323	5,323
Spare parts and inventory	57	2,637	-	(2,694)	-	2,694	2,604
Other miscellaneous costs	-	691	-	(691)	-	691	891
Total 2011 Program	57	8,651	(28)	(8,680)	-	8,708	8,818

Total All Programs	$174	$9,614	$(28)	$(9,760)	$-	$9,905	$10,015

NOTE 6: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

For the nine months ended March 31, 2013 and 2012, we recognized $5,650 and $9,420, respectively, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed alternative fuel mixture credits (“AFMC”) for cellulosic biofuel credit (“CBC”) based upon our expected ability to utilize the CBC prior to expiration.

As of March 31, 2013, and June 30, 2012, we had recorded a liability of $53,029 and $61,661, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC.  The current portion of the liability as of March 31, 2013, and June 30, 2012, was $1,068 and $11,920, respectively, included in accrued expenses, and the noncurrent portion was $51,961 and $49,741, respectively.  We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law.  Based on our current forecasts, we anticipate the noncurrent liability to be paid during the period from fiscal year ending June 30, 2014, through fiscal year ending June 30, 2016.

Interest expense for the nine months ended March 31, 2012 included $3,504 of accrued interest that we expected to have to pay to the U.S. government related to exchanging AFMCs for CBCs.  On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange.  Consequently, in the fourth quarter ended June 30, 2012, we reversed our accrual of related interest, and the nine months ended March 31, 2013, does not include accrued interest due to the IRS for AFMC to CBC exchange.

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

The components of inventory consist of the following as of the dates indicated:

	March 31, 2013	June 30, 2012

Raw materials	$29,333	$31,155
Finished goods	50,680	32,915
Storeroom and other supplies	25,045	26,113
Total inventories	$105,058	$90,183

NOTE 8:  LONG-TERM DEBT

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which increased our maximum committed borrowing capacity to $300,000 and extended the maturity date of the facility to October 22, 2015.  We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses.  The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio.  The current interest rate on the credit facility is LIBOR plus 1.75%.  The credit facility is secured by substantially all of our assets located in the United States.  There are no scheduled payments for the credit facility until its maturity in October 2015.  At March 31, 2013, and June 30, 2012, long-term debt consisted of borrowings outstanding against the credit facility of $62,271 and $58,578, respectively.

The credit facility contains covenants customary for financing of this type.  The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed-charge coverage ratio.  At March 31, 2013, we were in compliance with the financial covenants under the credit facility.

At March 31, 2013, we had $233,743 borrowing capacity under the credit facility.  The commitment fee on the unused portion of the credit facility is 0.375% per annum.

NOTE 9:  FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value

    As of March 31, 2013, and June 30, 2012, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and long-term debt.  With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.  The carrying value and fair value of long-term debt at March 31, 2013, were both $62,271 and at June 30, 2012, were both $58,578.  The fair value of the long-term debt at March 31, 2013, and June 30, 2012, approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the nine months ended March 31, 2013 and 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 10:  INSURANCE RECOVERIES

In June 2012, our Foley, Florida Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure.  This resulted in an unplanned, complete shutdown of the facility.  The specialty pulp production line was restarted later that same month and was operated at target rates, since optimum rates could not be achieved until the fluff pulp machine was back in operation.  In July 2012, the fluff pulp machine was restarted and the Foley Plant was back to full operation.  We have received a total of $18,923 in payments from the insurance company, which is net of our $2,000 deductible.  We recognized $3,984 of the payments as an offset to cost of goods sold in 2012 and $10,662 as an offset to cost of goods sold in the nine months ended March 31, 2013, related to our claim for business interruption.  The remaining $4,277 was recorded as a gain in other operating income in our consolidated statements of operations, as it was related to the insured value of the damaged equipment.  These proceeds were used to fund capital expenditures to replace the damaged equipment.

NOTE 11:  EARNINGS PER SHARE

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock.  As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$28,262	$25,845	$70,662	$61,513
Less: Distributed and undistributed income allocated to participating securities	(287)	(371)	(744)	(891)
Distributed and undistributed income available to Shareholders	$27,975	$25,474	$69,918	$60,622

Denominator: (in thousands)
Basic weighted average shares outstanding	38,882	39,386	38,869	39,335

Income per share from continuing operations	0.68	0.68	1.76	2.24
Income (loss) per share from discontinued operations	0.04	(0.03)	0.04	(0.70)
Basic earnings per share	$0.72	$0.65	$1.80	$1.54

Diluted earnings per share
Numerator:
Net income attributable to shareholders	$28,262	$25,845	$70,662	$61,513
Less: Distributed and undistributed income allocated to participating securities	(287)	(371)	(744)	(891)
Distributed and undistributed income available to Shareholders	$27,975	$25,474	$69,918	$60,622

Denominator: (in thousands)
Basic weighted average shares outstanding	38,882	39,386	38,869	39,335
Effect of dilutive stock options and non-participating Securities	302	430	356	456
Diluted weighted average shares outstanding	39,184	39,816	39,225	39,791

Income per share from continuing operations	0.68	0.67	1.75	2.21
Income (loss) per share from discontinued operations	0.03	(0.03)	0.03	(0.69)
Diluted earnings per share	$0.71	$0.64	$1.78	$1.52

For the three and nine months ended March 31, 2013, there were 172,642 and 173,072, respectively, of stock options that were not included in the fully-diluted computation because their effect would be anti-dilutive.  There were no stock options that could potentially dilute basic earnings per share which were not included in the fully diluted computation for the three and nine months ended March 31, 2012.

NOTE 12:  SHARE-BASED PAYMENTS

We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date.  Share-based payments include stock option awards, restricted stock awards and performance based restricted stock awards.  Total share-based compensation expense (a component of selling, research and administrative expenses) was $1,210 and $3,880 for the three and nine month periods ended March 31, 2013, and $1,166 and $3,377 for the three and nine month periods ended March 31, 2012.

NOTE 13:  INCOME TAXES

We file income tax returns with federal, state, local and foreign jurisdictions.  As of March 31, 2013, we remain subject to examinations of our U.S. federal and state income tax returns for the years ended June 30, 2002 through June 30, 2012, Canadian income tax returns for the years ended June 30, 2004, through June 30, 2012, and German tax filings for the years ended June 30, 2008, through June 30, 2012.  We are currently under a US income tax audit for the years ended June 30, 2009, June 30, 2010, and June 30, 2011.

During the three and nine months ended March 31, 2012, we recorded tax benefits of $1,070 and $2,724, respectively, for IRS Section 48 energy investment tax credits related to the Foley Energy Project.

During the three and nine months ended March 31, 2013, we increased (decreased) our valuation allowance related to losses of our Canadian facility by $(1,394) and $1,462, respectively, and decreased our valuation allowance related to state net operating loss carryforwards during the three and nine months ended March 31, 2013 by ($36) and ($108), respectively.

Our effective tax rate for the three and nine month periods ended March 31, 2013, were 28.1% and 30.3%, respectively.  Our effective tax rates for the same periods in 2012 were 32.6% and 25.3%, respectively.  Our income tax expense for continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Expected tax expense at 35%	$13,096	$14,026	$34,810	$41,457
Cellulosic biofuel credits	-	-	(5,650)	(9,420)
Energy investment tax credits	-	(1,070)	-	(2,724)
Change in valuation allowance	(1,430)	340	1,354	472
State taxes and other	(1,142)	(244)	(350)	151
Income tax expense	$10,524	$13,052	$30,164	$29,936

NOTE 14:  EMPLOYEE BENEFIT PLANS

We provide medical, dental and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements.  The components of net periodic benefit costs are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Service cost for benefits earned	$152	$116	$456	$348
Interest cost on benefit obligation	275	320	825	960
Amortization of unrecognized prior service cost	(74)	(129)	(222)	(387)
Actuarial loss	223	93	669	279
Total cost	$576	$400	$1,728	$1,200

NOTE 15:  CONTINGENCIES

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations.  Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended.  These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (“EPA”).  In addition, the individual states and Germany have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.  We closely monitor our compliance with current environmental requirements and believe that we are in substantial compliance.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005.  The proposed permit was challenged by some members of the public.  In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River.  The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants.  The additional studies necessary to support revisions to the permit have been completed. As a result, we filed petitions with the FDEP for the establishment of several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River and near shore area.  The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. The FDEP forwarded the SSACs to the EPA in September 2010 for their required approval.  We have addressed all questions raised by the EPA and expect all the SSACs to be approved in the near future.  The revised draft NPDES permit to be issued by the FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs.  When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting an administrative hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $50 million and $65 million over at least five years, possibly beginning as early as fiscal year 2014.  The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards.  In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] were vacated following a public legal challenge.  These regulations would apply to the bark boilers at the Foley Plant.  EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011.  Due to significant feedback provided during the public comment period, the EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act.  These regulations impact both bark boilers at the Foley Plant.  EPA recently completed the reconsideration process and published the final boiler MACT regulations on January 31, 2013. We are currently in the process of assessing the impact of these new regulations and once we complete the assessment process we will be able to determine a range of capital expenditures associated with these new regulations.

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

NOTE 16:  SUBSEQUENT EVENTS

On April 30, 2013, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock.  The dividend is payable on June 14, 2013, to stockholders of record as of the close of business on May 14, 2013.

We and Georgia-Pacific LLC announced on April 24, 2013, that we have reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash.  The transaction, subject to completion, is valued at approximately $1,500,000, including debt.  Georgia-Pacific has launched a cash tender offer for all outstanding shares of our common stock.  The tender offer, which is presently scheduled to expire at 12:00 am Eastern time on June 4, 2013, is subject to the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other regulatory approvals and other customary closing conditions, and requires at least 75 percent of the outstanding shares of our common stock to be tendered, consistent with the threshold for approval of a merger specified in our certificate of incorporation.  The transaction is not conditioned on financing.  In certain circumstances, the parties have agreed to complete the transaction through a merger, subject to receipt of stockholder approval.  Upon termination of the merger agreement with Georgia-Pacific LLC and GP Cellulose Group LLC under specified circumstances, Buckeye will be required to pay Georgia-Pacific LLC a termination fee of $48.6 million.

On May 1, 2013, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned James Beckett, Jr. v. Buckeye Technologies Inc., et. al., Case No. 8519-.  The complaint names as defendants Buckeye, each member of the Buckeye board of directors (the “Individual Defendants”), Georgia-Pacific LLC and GP Cellulose Group LLC.  The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that Georgia-Pacific LLC and GP Cellulose Group aided and abetted these purported breaches of fiduciary duties.  The complaint includes, among other allegations, that the Individual Defendants failed to act in good faith and with due care to maximize the value of Buckeye to its stockholders.  The relief sought includes, among other things, an injunction prohibiting the completion of the proposed transaction, rescission (to the extent the proposed transaction has been completed), and the payment of plaintiff’s attorneys’ fees and costs.  Buckeye believes the complaint is without merit and intends to vigorously defend the action.  Additional lawsuits may be filed against Buckeye in connection with the proposed merger with Georgia-Pacific.

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

Except as otherwise specified, references to years (e.g., “2013”) indicate our fiscal year ending June 30 of the year referenced and comparisons are to the corresponding period of the prior year.  The following discussion includes a comparison of the results of operations for the three and nine month periods ended March 31, 2013, to the three- and nine-month periods ended March 31, 2012.

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

The forward-looking statements contained in this report involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  We have based the forward-looking statements in this report on information available to use as of the date of this report, and we believe the assumptions underlying any forward-looking statements are reasonable.  However, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements or from historical performance.  The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

•
the impact of our pending acquisition by Georgia-Pacific LLC and related developments, including the potential for management’s attention, loss of key personnel and disruption to our operations as well as the possibility that regulatory approval and, if required, approval of the merger agreement by our stockholders may not be obtained as planned, which could delay or prevent the transaction;

•	pricing fluctuations and worldwide economic conditions;
•	variations in demand for our products;
•	fluctuation in the costs and availability of raw materials, including specialty wood pulp and fluff pulp, commodities and energy and transportation resources;
•	competition and changes in industry production capacity;
•	gain or loss of large customers;
•	the ability to execute our business plans, including those related to acquisitions and divestitures and new product development;
•	the ability to obtain additional capital, maintain adequate cash flow to service debt as well as meet operating needs;
•	changes in fair values of long-lived assets;
•	capital improvement plans;
•	the ability to transfer our Delta facility’s historic sales volume to our other nonwovens plants;
•	changes in the timing of and net benefit realized from the alternative fuel mixture credit, cellulosic biofuel credit and other tax credits;
•	inability to predict the scope of future environmental compliance costs or liabilities and future restructuring costs or liabilities;
•	scheduled and unscheduled maintenance requirements at our plants and labor disputes; and
•	fluctuations in currency exchange rates.

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

Net sales for the three months ended March 31, 2013, were $195.5 million, a decrease of $21.5 million, or 10%, compared to net sales of $217.0 million for the same period in 2012.  Shipment volume was down 3% with nonwovens volume up 11% and specialty fibers volume off 4%.  We continued to experience weak demand in some of our high-end specialty fiber markets, particularly from the European tire cord market, resulting in an unfavorable product mix as we shipped approximately 5,500 tons this quarter into the commodity viscose staple fiber market.  Selling prices were down year over year in the fluff pulp market.  Cotton specialty fibers selling prices were also lower as we passed through reductions in raw cotton linter costs to our customers.

During the nine months ended March 31, 2013, net sales were $596.8 million, a decrease of $73.1 million, or 11%, compared to the nine months ended March 31, 2012.  Lower shipment volume had a negative impact due to lost sales in our specialty fibers segment resulting from the June steam drum failure outage at our Foley facility and weaker demand in some of our wood and cotton specialty fibers markets, partly offset by the impact of increased shipment volume from our nonwovens plants.  We also realized a negative impact in product mix and lower selling prices compared to the year-ago.  Year-to-date shipment volume, excluding the King divestiture, was down 3% compared to the same period a year ago, with specialty fibers shipments down 5% while nonwovens shipment volume was up 5%.  The King divestiture accounted for $10.1 million of the year over year reduction in net sales. On a year-to-date basis, average selling prices on our high-end wood pulp, excluding shipments into the viscose staple fiber market, were up 5%, while fluff pulp prices decreased by $105 per ton compared to the same period a year ago.

Operating income for the three months ended March 31, 2013, was $29.8 million, down $11.8 million from the same period in 2012, due to lower volume, selling prices and unfavorable product mix in our specialty fibers segment.  Nonwovens operating income improved by $2.8 million, an increase of 93%, compared to the year-ago quarter due to increased sales and increased capacity utilization. Asset impairment and restructuring charges (related to the Delta nonwovens plant closure) totaled $1.5 million compared to $0.3 million in the year-ago quarter (related to the divestiture of the Merfin Systems converting business).

For the nine months ended March 31, 2013, operating income was $93.5 million, which was $30.6 million lower than the nine months ended March 31, 2012.  Restructuring and impairment losses totaled $13.2 million during the period compared to losses of only $4.4 million in the year-ago period.  Gross margin decreased $23.6 million compared to the same period in 2012.  Negative impacts of lower shipment and production volume, lower selling prices and unfavorable product mix were partially offset by lower raw material costs, primarily lower raw cotton linter prices.  Gross margin as a percentage of sales was lower at 23.6% for the nine months ended March 31, 2013 compared to 24.5% in the same period a year ago.

Net income for the three months ended March 31, 2013 of $28.3 million, or $0.71 per diluted share, was up $2.5 million, or $0.07 per diluted share compared to the same period a year ago.  An after-tax gain of $7.3 million on the sale of the land and building at our Delta nonwovens facility combined with a lower effective tax rate more than offset the impact of lower sales and operating income compared to the year ago quarter.

Net income for the nine months ended March 31, 2013, of $70.7 million or $1.78 per diluted share, was up $9.2 million or $0.26 per diluted share compared to the nine months ended March 31, 2012.  A favorable change in the results from discontinued operations of $28.4 million contributed to an improvement in net income.  This was partially offset by lower operating income as mentioned above.

Net cash provided by operating activities was $46.1 million for the quarter.  Capital expenditures, at $27.2 million, remained at a high level as Buckeye continues work on the specialty conversion and oxygen delignification projects at its Foley Mill.  Long-term debt has decreased by 37.0 million since December 31, 2012.

    Net cash provided by operating activities for the nine months ended March 31, 2013 of $74.8 was lower by $9.6 million compared to $84.4 million the same period a year ago mainly due to lower net sales and margins compared to the year ago period.  Capital expenditures, at $79.1 million, were up $32.9 million compared to the year ago period due to work on the specialty conversion and oxygen delignification projects at the Foley Mill.  Proceeds from sale of assets, at $19.9 million, were up $14.2 million compared to the prior-year period primarily due to proceeds from the sale of the land and building at our closed Delta, B.C., Canada nonwovens plant in the third quarter.  Buckeye also benefited from $4.3 million in insurance proceeds applied to capital investments required to replace equipment damaged in the June steam drum failure outage at our Foley mill.

Recent Developments

We and Georgia-Pacific LLC announced on April 24, 2013 that we have reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash.  The transaction, subject to completion, is valued at approximately $1.5 billion, including debt.  Georgia-Pacific has launched a cash tender offer for all outstanding shares of our common stock.  The tender offer, which is presently scheduled to expire at 12:00 am Eastern time on June 4, 2013, is subject to the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other regulatory approvals and other customary closing conditions, and requires at least 75 percent of the outstanding shares of our common stock to be tendered, consistent with the threshold for approval of a merger specified in our certificate of incorporation.  The transaction is not conditioned on financing.  In certain circumstances, the parties have agreed to complete the transaction through a merger, subject to receipt of stockholder approval.  Upon termination of the merger agreement with Georgia-Pacific LLC and GP Cellulose Group LLC under specified circumstances, Buckeye will be required to pay Georgia-Pacific LLC a termination fee of $48.6 million.

On May 1, 2013, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned James Beckett, Jr. v. Buckeye Technologies Inc., et. al., Case No. 8519-.  The complaint names as defendants Buckeye, each member of the Buckeye board of directors (the “Individual Defendants”), Georgia-Pacific LLC and GP Cellulose Group LLC.  The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that Georgia-Pacific LLC and GP Cellulose Group aided and abetted these purported breaches of fiduciary duties.  The complaint includes, among other allegations, that the Individual Defendants failed to act in good faith and with due care to maximize the value of Buckeye to its stockholders.  The relief sought includes, among other things, an injunction prohibiting the completion of the proposed transaction, rescission (to the extent the proposed transaction has been completed), and the payment of plaintiff’s attorneys’ fees and costs.  Buckeye believes the complaint is without merit and intends to vigorously defend the action.  Additional lawsuits may be filed against Buckeye in connection with the proposed merger with Georgia-Pacific.

Results of Operations

Consolidated results

The following tables compare components of operating income for the three and nine months ended March 31, 2013 and 2012.

(millions)	Three Months Ended March 31
	2013	2012	Change	% Change
Net sales	$195.5	$217.0	$(21.5)	(9.9)%
Cost of goods sold	152.2	163.9	(11.7)	(7.1)%
Gross margin	43.3	53.1	(9.8)	(18.4)%
Selling, research and administrative expenses	11.4	10.7	0.7	6.5%
Asset impairment loss	0.7	0.1	0.6	600.0%
Amortization of intangibles and other	0.5	0.5	-	-
Restructuring costs	0.8	0.2	0.6	300.0%
Other operating income	-	-	-	-
Operating income	$29.9	$41.6	$(11.7)	(28.1)%

(millions)	Nine Months Ended March 31
	2013	2012	Change	% Change
Net sales	$596.8	$669.9	$(73.1)	(10.9)%
Cost of goods sold	456.0	505.5	(49.5)	(9.8)%
Gross margin	140.8	164.4	(23.6)	(14.4)%
Selling, research and administrative expenses	36.8	34.4	2.4	7.0%
Asset impairment loss	3.6	1.8	1.8	100.0%
Goodwill impairment loss	-	2.4	(2.4)	(100.0)%
Amortization of intangibles and other	1.5	1.5	-	-
Restructuring costs	9.6	0.2	9.4	NM
Other operating income	(4.2)	-	(4.2)	(100.0)%
Operating income	$93.5	$124.1	$(30.6)	(24.7)%

Net sales for the three months ended March 31, 2013 were $21.5 million, or 9.9%, lower than in the comparable prior-year period.  Shipments in our specialty fiber segment were down 4%, negatively impacting net sales $10.9 million while nonwovens volume was up 11%, adding $5.1 million.  Sales mix was unfavorable $5.0 million driven by the weakness in the high-end specialty fiber markets, resulting in increased sales into the commodity viscose staple fiber market.  Additionally, lower sales prices in all segments reduced net sales by approximately $9.6 million.  The divestiture of our King, North Carolina converting business lowered net sales in the nonwoven materials segment by $1.3 million compared to the same period a year ago.

 Net sales for the nine months ended March 31, 2013 were $73.1 million, or 10.9%, lower than in the comparable prior-year period.  Lower shipment volume had a negative impact of approximately $22.0 million largely due to lost sales in our specialty fibers segment resulting from the June steam drum failure outage at our Foley facility.  Shipment volume in our nonwovens segment was strong, adding $8.6 million in net sales compared to the prior year.  Unfavorable changes in product mix and lower selling prices had unfavorable impacts of approximately $20.0 million and $16.8 million, respectively.  The King divestiture accounted for $10.1 million of the year over year reduction in net sales. In addition, exchange rates in Europe unfavorably impacted net sales for the nonwoven materials segment by $4.2 million.

Gross margin was lower for the three months and nine months ended March 31, 2013, compared to the comparable prior-year periods primarily driven by unfavorable changes in sales mix, lower sales prices and reduced volumes in our specialty fibers segment.  For the nine-month period ended March 31, 2013, gross margin decreased $23.6 million compared to the same period in 2012, as unfavorable product mix, lower sales prices and reduced volume reduced gross margin by approximately $11.9 million, $12.0 million and $15.2 million, respectively.  These impacts were partially offset as lower raw materials costs, primarily lower raw cotton linter prices, had a favorable impact of approximately $15.4 million on gross margin.

In June 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012.  The plant ceased production in November 2012, and, as a result, we evaluated the recoverability of the long-lived assets at the Delta facility as of November 30, 2012.  Based on this evaluation we determined that certain long-lived assets associated with this operation having a carrying value of $4.7 million were impaired and wrote them down to their estimated fair value of $1.1 million, resulting in an impairment charge of $3.6 million, which is recorded in asset impairment loss on the consolidated statements of operations for the nine months ended March 31, 2013.  The sale of the land and buildings was completed in the third quarter of 2013 resulting in a gain of $7.3 million. For the three and nine months ended March 31, 2013, we recognized $0.8 million and $8.6 million in restructuring cost, respectively, as we reduced the carrying value of certain other assets, and recognized severance and employee benefit costs and other miscellaneous costs (see Note 5, Restructuring Costs for additional detail).

During the quarter ended December 31, 2011, we made the decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation were impaired and wrote them down to their fair value of $0.2 million, resulting in an impairment charge of $1.3 million.  In addition, we recorded a goodwill impairment charge of $2.4 million.  In the three months ended March 31, 2013, we recorded miscellaneous income of $0.3 million from the resolution of an earn-out provision in the sale agreement.

Selling, research and administrative expenses increased for the three and nine months ended March 31, 2013, versus the comparable periods in the prior year primarily due to an increase in consulting and legal fees related to our ongoing efforts to identify new growth opportunities and higher bad debt and stock compensation expense.

In the nine-months ended March 31, 2013, we recorded other operating income of $4.2 million to recognize the gain from the insurance proceeds received related to the insured value of fixed assets retired as a result of the June 2012 steam drum failure at our Foley Plant.  These proceeds were used to fund capital expenditures to replace the damaged equipment.

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

Specialty fibers

The following tables compare specialty fibers net sales and operating income for the three and nine months ended March 31, 2013 and 2012.

(millions)	Three Months Ended March 31
	2013	2012	Change	% Change
Net sales	$142.6	$170.0	$(27.4)	(16.1)%
Operating income	27.7	40.6	(12.9)	(31.8)%

(millions)	Nine Months Ended March 31
	2013	2012	Change	% Change
Net sales	$439.3	$515.8	$(76.5)	(14.8)%
Operating income	99.9	126.4	(26.5)	(21.0)%

Net sales were lower for the three and nine months ended March 31, 2012, versus the comparable prior-year periods.  For the three-month period, lower sales volume reduced net sales by approximately $10.9 million, product mix unfavorably impacted net sales by approximately $6.9 million and lower selling prices reduced net sales by approximately $9.6 million, as fluff pulp prices decreased $58 per ton while high-end specialty wood (excluding viscose staple fiber) and cotton linter pulp prices declined approximately 3% and 12%, respectively, compared to the prior year.  For the nine-month period, lower shipment volume reduced net sales by approximately $36.1 million, including the effects of approximately $22 million in lost sales resulting from the June 2012 steam drum failure outage at our Foley Plant.  Unfavorable changes in product mix and lower selling prices had unfavorable impacts of approximately $24.5 million and $15.8 million, respectively.  Average selling prices on our high-end specialty wood (excluding viscose staple fiber) and cotton linter pulp, were up 5% and down 7%, respectively, for the nine-month period ended March 31, 2013 versus the comparable prior-year period.

Operating income decreased $12.9 million and $26.5 million, respectively, for the three and nine months ended March 31, 2013, compared to the prior year comparable periods.  During the three months ended March 31, 2013 lower selling prices, reduced sales volume, and unfavorable changes in product mix reduced operating income by approximately $9.6 million, $5.0 million and $3.8 million, respectively.  Raw material costs decreased approximately $6.4 million for our cotton specialty fibers compared to the year-ago quarter and offset modest increases in direct costs compared the same period a year ago.  For the nine-month period, lower selling prices, unfavorable changes in product mix, and reduced sales volume had unfavorable impacts of approximately $15.4 million, $12.6 million and $12.7 million, respectively, while raw material costs for our cotton specialty fibers decreased approximately $14.6 million compared to the same period a year ago.

Nonwoven materials

The following tables compare nonwoven materials net sales and operating income for the three and nine months ended March 31, 2013 and 2012.

(millions)	Three Months Ended March 31
	2013	2012	Change	% Change
Net sales	$57.4	$54.1	$3.3	6.1%
Operating income	5.8	3.0	2.8	93.3%

(millions)	Nine Months Ended March 31
	2013	2012	Change	% Change
Net sales	$170.0	$177.1	$(7.1)	(4.0)%
Operating income	15.0	8.1	6.9	85.2%

Nonwoven materials sales for the three months ended March 31, 2013, increased $3.3 million versus the prior year while sales for the nine-month period ended March 31, 2013 declined $7.1 million versus the prior comparable period.  The divestiture of the King, North Carolina converting business in January 2012 reduced net sales in the nonwoven materials segment by $1.3 million and $10.1 million for the three and nine month periods ended March 31, 2013, respectively.  Shipment volume, excluding the King divestiture, was up 11%, or approximately $5.1 million, for the three-month period and was up 5%, or approximately $8.6 million, for the nine-month period compared to the prior year.  For the nine month period, sales were negatively impacted $4.2 million versus the prior year comparable period by foreign currency rate fluctuations.

Operating income increased $2.8 million and $6.9 million, respectively, for the three and nine months ended March 31, 2013, relative to the comparable prior-year periods.  The improvement for the three-month period was largely due to increased sales and capacity utilization.  The improvement for the nine month period was largely due to reduced raw material costs and lower direct costs of approximately $4.8 million and $3.3 million, respectively.  Selling prices were unfavorable approximately $1.2 million as lower raw material costs are passed through to customers.  Additionally, operating income for the nine months ended March 31, 2012, was unfavorably impacted by a production issue that resulted in a large amount of non-prime product, which reduced operating income by $2.0 million.

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

The following tables compare corporate net sales and operating loss for the three and nine months ended March 31, 2013 and 2012.

(millions)	Three Months Ended March 31
	2013	2012	Change	% Change
Net sales	$(4.4)	$(7.1)	$2.7	38.0%
Operating loss	(3.7)	(2.0)	1.7	85.0%

(millions)	Nine Months Ended March 31
	2013	2012	Change	% Change
Net sales	$(12.4)	$(23.0)	$10.6	46.1%
Operating loss	(21.4)	(10.4)	11.0	105.8%

The operating loss for the three and nine months ended March 31 consists of:

	Three Months Ended March 31		Nine Months Ended March 31
(millions)	2013	2012	2013	2012
Unallocated at-risk compensation	$(0.4)	$(0.2)	$(2.0)	$(1.6)
Unallocated stock-based compensation	(1.3)	(1.2)	(3.7)	(3.4)
Unallocated growth initiative expenses	-	-	(1.1)	-
Intellectual property amortization	(0.5)	(0.5)	(1.5)	(1.5)
Asset impairment loss	(0.7)	(0.1)	(3.6)	(1.8)
Goodwill impairment loss	-	-	-	(2.4)
Restructuring	(0.8)	(0.2)	(9.6)	(0.2)
Gross margin on intercompany sales	-	0.2	0.1	0.5
Operating loss	$(3.7)	$(2.0)	$(21.4)	$(10.4)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs decreased $0.9 million and $4.2 million, respectively, for the three and nine months ended March 31, 2013, versus the prior-year comparable periods.  The decrease for the nine-month period was primarily due to $3.5 million of interest expense recorded in the prior-year period that was expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits.  See Note 6, Alternative Fuel Mixture Credits/Cellulosic Biofuel Credits, to the Consolidated Financial Statements in our Annual Report for additional discussion of the July 2012 IRS ruling on this topic.

Income tax expense

Our effective tax rate for the three and nine month periods ended March 31, 2013, were 28.1% and 30.3%, respectively.  Our effective tax rates for the same periods in 2012 were 32.6% and 25.3%, respectively.

During the nine months ended March 31, 2013 and 2012, we recorded tax benefits of $5.7 million and $9.4 million, respectively, for exchange of CBCs from AFMCs.  See additional discussion at Note 6 to the condensed consolidated financial statements.

During the three and nine months ended March 31, 2012, we recorded tax benefits of $1.1 million and $2.7 million, respectively, for IRS energy investment tax credits related to the Foley Energy Project.  During the three and nine months ended March 31, 2013, we increased (decreased) our valuation allowance related to losses of our Canadian facility by ($1.4) million and $1.5 million, respectively.

Income (Loss) from Discontinued Operations

In June 2012, we completed the sale of our Americana, Brazil facility.  Results have been adjusted to reflect discontinued operations in the consolidated statements of operations on an after-tax basis.  During the three months and nine months ended March 31, 2012, we recorded losses, net of tax, of $1.2 million and $27.0 million, respectively, at this facility.  During the three months and nine months ended March 31, 2013, we recorded an additional $1.4 million in income tax benefits associated with our exit of this business.    See Note 2, Discontinued Operations, for further detail.

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

On March 31, 2013, we had $55.2 million of cash and cash equivalents and $233.7 million borrowing capacity on our credit facility.

Of the cash and cash equivalents held at March 31, 2013, $54.6 million was held by foreign subsidiaries.  All earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit facility, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

While we can offer no assurances, we believe that our cash flow from operations, together with current cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses, service our debt obligations and pay dividends for the next 24 months.

Treasury shares

At March 31, 2013, a total of 7.3 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock.  Repurchased shares are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans.  During the nine months ended March 31, 2013 and 2012, we repurchased 0.3 million and 0.4 million shares, respectively.

Cash Flow

The following table provides a summary of cash flows for the nine month periods ended March 31, 2013 and 2012.

	Nine Months Ended March 31
(millions)	2013	2012
Operating activities:
Net income	$70.7	$61.5
Noncash charges and credits, net	39.1	92.4
Changes in operating assets and liabilities, net	(35.0)	(69.5)
Net cash provided by operating activities	74.8	84.4

Investing activities:
Purchases of property, plant and equipment	(79.1)	(46.2)
Other investing activities	32.9	5.3
Net cash used in investing activities	(46.2)	(40.9)

Financing activities:
Net (payments) borrowings under revolving line of credit	3.7	(26.8)
Purchase of treasury shares	(9.2)	(10.6)
Net proceeds from sale of equity interests	2.2	2.8
Payment of dividend	(10.2)	(7.6)
Other	1.4	2.3
Net cash used in financing activities	(12.1)	(39.9)

Effect of foreign currency rate fluctuations on cash	0.4	3.1

Net increase in cash and cash equivalents	$16.9	$6.7

Cash provided by operating activities

Cash provided by operating activities for the nine months ended March 31, 2013, decreased $9.6 million compared to the comparable prior-year period as gross margin decreased $23.6 million.  Cash paid for taxes for the nine months ended March 31, 2013 was up $3.3 million compared to the year ago period.  The changes in working capital resulted in a $34.5 million decrease in the use of cash in the current period compared to the same period last year as the increases in inventory and decreases in current liabilities were significantly less than in the prior year.

Net cash used in investing activities

Purchases of property, plant and equipment increased $32.9 million during the nine months ended March 31, 2013, versus the comparable prior-year period.  A significant portion of this increase relates to spending on the Foley Specialty Expansion Project which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production.  This project will cost approximately $89 million of which $79 million has been spent to date and an additional $10 million is expected to be spent in the current fiscal year.  We expect our capital spending will be approximately $116 million in fiscal year 2013, including $6 million relating to the June steam drum failure outage at our Foley Plant.

Net cash used in financing activities

During the nine months ended March 31, 2013, borrowings on our revolving line of credit increased $3.7 million to $62.3 million.  During the nine months ended March 31, 2013, we paid cash dividends ($0.26 per share) in the aggregate amount of $10.2 million and repurchased 0.3 million shares for $9.2 million.  During the nine months ended March 31, 2012, we paid cash dividends ($0.19 per share) in the aggregate amount of $7.6 million and repurchased 0.4 million shares for $10.6 million.

Contractual obligations

The following table summarizes our significant contractual cash obligations as of March 31, 2013.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period
Contractual Obligations	Total	2013(1)	2014 and 2015	2016 and 2017	Thereafter

Long-term obligations (2)	$66.3	$0.4	$3.1	$62.8	$-
Operating lease obligations	4.6	0.7	3.2	0.7	-
Timber commitments	181.4	9.4	55.1	48.0	68.9
Other purchase commitments (3)	27.8	20.8	7.0	-	-
Total contractual cash obligations	$280.1	$31.3	$68.4	$111.5	$68.9
(1)	Cash obligations for the remainder of 2013.

(2)	Amounts include related interest payments. Interest payments of $4.0 million for variable debt are based on the effective annual rate as of March 31, 2013, of 2.52%.

(3)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.

Note:
The cash amounts necessary to fund post-retirement benefit obligations have not changed materially since June 30, 2012.  These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above.  See Note 19, Employee Benefit Plans, to the Consolidated Financial Statements in our Annual Report for the year ended June 30, 2012, for further information.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2013, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended March 31, 2013, in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no changes to the material risks facing our business from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock.  At March 31, 2013, we have remaining approximately 3.7 million shares authorized by our Board of Directors to repurchase.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans.  No shares were repurchased during the quarter ending March 31, 2013.

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
Date: May 9, 2013

By:	/s/ Steven G. Dean

Steven G. Dean, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: May 9, 2013

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated April 23, 2013, by and among Georgia-Pacific LLC, GP Cellulose Group LLC and Buckeye Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 24, 2013)

10.1	Form of Letter Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 24, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema