Form 10-K
period 2013-06-30
BUCKEYE TECHNOLOGIES INC
filed 2013-08-29
CIK 899597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the closing price at which the common equity was last sold on the New York Stock Exchange, was approximately $1,074 million.

As of August 22, 2013, there were outstanding 39,050,483 Common Shares of the Registrant.

INDEX

BUCKEYE TECHNOLOGIES INC.

PART I

Item 1. Business

General

Buckeye Technologies Inc. (sometimes referred to in this report as “we”, “us”, the “Company” or “Buckeye”) is a leading producer of value-added cellulose-based specialty products, headquartered in Memphis, Tennessee. We believe that we have leading positions in many of the high-end niche markets in which we compete. We utilize our expertise in polymer chemistry, leading research and development and advanced manufacturing facilities to develop and produce innovative and proprietary products for our customers. We sell our products to a wide array of technically demanding niche markets in which we believe our proprietary products, manufacturing processes and commitment to customer technical service give us a competitive advantage. We are the only manufacturer in the world offering cellulose-based specialty products made from both wood and cotton and utilizing wetlaid and airlaid technologies. As a result, we believe we produce and market a broader range of cellulose-based specialty products than any of our competitors. We produce precisely tailored products designed to meet individual customer requirements. Our focus on specialty niche markets allows us to establish long-term supply positions with key customers. We operate manufacturing facilities in the United States and Germany.

Cellulose is a natural fiber derived from trees and other plants that is used in the manufacture of a wide array of products. Cellulose generally can be divided into two categories: commodity and specialty. Manufacturers use commodity cellulose to produce bulk paper and packaging materials, the markets for which are very large but highly cyclical. Specialty cellulose is used to impart unique chemical or physical characteristics to a diverse range of highly engineered products. Specialty cellulose generally commands higher prices, and demand for specialty cellulose is less cyclical than commodity cellulose. Our focus on specialty cellulose has enabled us to maintain positive cash flows even during cyclical downturns in commodity cellulose demand.

Company History

We and our predecessors have manufactured specialty cellulose for over 85 years and have developed new uses for many cellulose-based products. We began operations as an independent company in March 1993, when we acquired the cellulose manufacturing operations of the Procter & Gamble Company located in Memphis, Tennessee and Perry, Florida (the “Foley Plant”), with Procter & Gamble retaining a 50% limited partnership interest in the Foley Plant. We became a public company in November 1995 and simultaneously acquired and redeemed Procter & Gamble’s remaining interest in the Foley Plant.

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

Due to a decline in demand for cotton content paper, in August 2003 we closed the specialty cotton papers portion of our Lumberton, North Carolina facility. Due to excess airlaid production capacity around the globe, we closed our single-line airlaid nonwovens facility in Cork, Ireland in July 2004. In December 2005, we ceased production at our cotton linter pulp facility in Glueckstadt, Germany. In conjunction with this closure, we upgraded the capability of our Americana, Brazil manufacturing facility, which was completed during fiscal year 2006. On January 31, 2012, we completed the sale of Merfin Systems, our nonwoven materials converting business, to National Tissue Company. Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations. On June 14, 2012, we completed the sale of our cotton specialty fibers plant located in Americana, Brazil to Vicunha Participacoes S. A. Our decision was due to the facility’s uncompetitive cost position for the products it made, primarily driven by the high cost of its cotton linter raw material supply. On June 17, 2011, we announced plans to close our Delta, British Columbia, Canada airlaid nonwovens facility. Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization. The plant ceased production in November 2012, and in February 2013 we completed the sale of the facility’s land and buildings.

On April 24, 2013, we and Georgia-Pacific LLC (“Georgia-Pacific”) announced that we had reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash. On August 15, 2013, at a special stockholders’ meeting, our stockholders approved the Agreement and Plan of Merger (“Merger Agreement”) by and among Georgia-Pacific, GP Cellulose Group LLC and Buckeye and, on August 21, 2013, the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The merger closed on August 23, 2013, upon which Buckeye became an indirect, wholly-owned subsidiary of Georgia-Pacific.

As a result of the merger, our common stock will no longer be listed on the New York Stock Exchange or any other securities exchange, and each issued and outstanding share of common stock of the Company (other than shares held in treasury by the Company or owned by any subsidiary of the Company or Georgia-Pacific or any subsidiary of Georgia-Pacific) was converted into the right to receive $37.50 per share, net to the holder in cash, without interest, subject to any withholding of taxes required by applicable law. We will file a Certification on Form 15 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), to suspend our periodic reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. We became a privately-held company as a result of the merger and do not intend to file periodic reports with the Securities and Exchange Commission in the future.

The information in this Annual Report on Form 10-K for the fiscal year ended June 30 2013, is presented as of June 30, 2013, unless otherwise indicated and does not give effect to the merger with Georgia-Pacific.

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

Product Groups	% of Fiscal 2013 Sales	Value Added Attributes	Market for End Use Applications
Specialty Fibers
Chemical Cellulose	38%

Food casings		Purity and strength	Hot dog and sausage casings

Rayon industrial cord		Strength and heat stability	High performance tires and hose reinforcement

Rayon staple fiber		Uniform viscosity and dyeability	Textiles

Cellulose ethers		High viscosity, low viscosity, purity and safety	Personal care products, low fat dairy products, pharmaceuticals and construction materials

Wood acetate		Viscosity uniformity and purity	Cigarette filters

Cotton acetate		Transparency/clarity, strength and purity	Liquid crystal display film for computers and television screens and plastic applications

Customized Fibers	15%

Filters		High porosity and product life	Automotive, laboratory and industrial filters

Specialty cotton papers		Color permanence and tear resistance	Personal stationery, premium letterhead and currency

Cosmetic Cotton		Absorbency, strength and softness	Cotton balls and cotton swabs

Buckeye UltraFiber 500®		Finishing and crack reduction	Concrete

Fluff Pulp	19%

Fluff pulp		Absorbency and fluid transport	Disposable diapers, feminine hygiene products and adult incontinence products

Nonwoven Materials

Airlaid nonwovens	28%	Absorbency, fluid management and wet strength	Feminine hygiene products, specialty wipes and mops, tablecloths, napkins, placemats, incontinence products and food pads

See Note 20, Segment Information, to the Consolidated Financial Statements for additional information on products.

Raw Materials

Slash pine timber and cotton fibers are the principal raw materials used in the manufacture of our specialty fibers products. These materials represent the largest components of our variable costs of production. The region surrounding the Foley Plant has a high concentration of slash pine timber, which enables us to purchase adequate supplies of a species well suited to our products at an attractive cost. In order to be better assured of a secure source of wood at reasonable prices, we have entered into timber purchase agreements which allow us to purchase a portion of our wood at market prices that are fixed annually or current market prices as stated in the agreements. Additional information is included in Note 22, Commitments, to the Consolidated Financial Statements.

We purchase cotton linter fiber either directly from cottonseed oil mills or indirectly through agents or brokers. We purchase the majority of our requirements of cotton fiber for the Memphis and Lumberton plants domestically.

Fluff pulp is the principal raw material used in the manufacture of our nonwoven materials products. Approximately 34% of our fluff pulp usage (in nonwovens) in 2013 was internally supplied. The remainder was purchased from several other suppliers. In addition to fluff pulp, our nonwovens products are comprised of synthetic fibers, latex polymers, absorbent powders and carrier tissue depending on grade specifications. These raw materials are also purchased from multiple sources.

The cost and availability of slash pine timber, cotton linter fiber and fluff pulp are subject to market fluctuations caused by supply and demand factors. We do not foresee material constraints from pricing or availability for slash pine timber and fluff pulp. Historically, we have experienced raw material pricing and availability issues for our cotton linter fibers. North American cotton linter availability improved significantly early in 2011 and continued to be favorable through 2013. We do not foresee material constraints from pricing or availability of cotton linter fibers through 2014.

Our manufacturing processes, especially for specialty fibers, require significant amounts of fuel oil and natural gas. These manufacturing inputs are subject to significant changes in prices, which could adversely affect our operating results.

Sales and Customers

Our products are marketed and sold through a technically skilled sales force. We maintain sales offices in the United States, Europe and China. Our worldwide sales are diversified by geographic region as well as end-product application. Our sales are distributed to customers in over 50 countries around the world, and total fiscal 2013, 2012, and 2011 sales outside the United States were $537 million, $612 million and $587 million, respectively. Our fiscal 2013 sales reflect this geographic diversity, with 39% of sales in North America, 33% of sales in Europe, 20% of sales in Asia, and 8% in other regions. Approximately 88% of our worldwide sales for fiscal 2013 were denominated in U.S. dollars. Our products are shipped by rail, truck and ocean carrier. Geographic segment data and product sales data are included in Note 20, Segment Information, to the Consolidated Financial Statements.

Net sales by geographical destination for the three years ended June 30, 2013, 2012 and 2011 were as follows:

(in millions)

Net Sales by Destination
	2013		2012		2011
United States	$275	34%	$283	32%	$293	33%
Germany	98	12	120	13	103	12
Japan	47	6	60	7	59	7
Italy	40	5	42	5	49	6
India	34	4	42	5	29	3
China	33	4	38	4	33	4
Mexico	30	4	39	4	28	3
France	23	3	26	3	28	3
Middle East	21	2	17	2	30	3
All other	211	26	228	25	228	26

Total	$812	100%	$895	100%	$880	100%

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

Research and development costs of $7.7 million, $7.1 million and $7.1 million were charged to expense as incurred for the years ended June 30, 2013, 2012 and 2011, respectively.

Competition

The technical demands and unique requirements of the high-purity chemical cellulose or customized fiber pulp user tend to differentiate suppliers on the basis of their ability to meet the customer’s particular set of needs, rather than focusing only on pricing. Major competitors include Rayonier Inc., Borregaard, Sateri International Group (“Sateri”), Sappi Saiccor, Tembec Inc., Cosmos Specialty Fibers and Archer Daniels Midland Company.

We believe that the total market size for high purity chemical cellulose and customized fiber pulp is approximately 1.5 million tons per year and is growing at a rate of 3-4% per year. Rayonier has completed the conversion of its fluff pulp line to a dissolving pulp line with an annual capacity of 190,000 tons per year. We have completed our project to convert 42,000 tons of fluff production into high-end specialty markets with product qualifications currently underway.

Numerous announcements of companies planning to convert commodity paper grade mills to produce low-end dissolving pulps for viscose staple fiber have been publicized. Demand from China, India and other fast-growing Asian markets for chemical cellulose to support the growing viscose rayon staple fiber market continues to grow. Dissolving pulp prices into the viscose rayon staple fiber market in China have fallen considerably due to increased dissolving pulp supply. We expect long-term demand to continue to grow consistent with the fast-growing middle class in these emerging economies.

Although global demand for fluff pulp is growing by 3% to 5% annually, we expect fluff pulp prices over the longer term to vary to a degree with commodity paper pulp prices because fluff pulp is often produced in mills that also produce commodity paper pulp. In the past, fluff pulp prices have been higher than commodity pulp prices by $40 to $60 per air dry metric ton on average, but short term variances can be more significant. This past year, we used about 20,000 metric tons of fluff pulp from our Perry, Florida wood cellulose facility as a key raw material in our airlaid nonwovens business. We believe that we produce approximately 4% of the world’s supply of fluff pulp. Major competitors include AbitibiBowater Inc., International Paper Company, Georgia-Pacific, Weyerhaeuser Corp. and Domtar Corp. We believe global fluff pulp capacity is approximately 6.3 million tons annually.

Worldwide demand for airlaid nonwovens products is estimated to increase by 3-5% per year, driven by growth in demand for airlaid material to be used in wipes and in feminine hygiene products. Buckeye is a leading supplier of airlaid nonwoven materials worldwide. The markets in which we compete also utilize woven and nonwoven materials produced with technologies other than airlaid such as spunlace. Major nonwovens competitors include Suominen, P.H. Glatfelter Company, Duni AB, Fitesa, Kimberly-Clark Corporation and Polymer Group, Inc.

Intellectual Property

At June 30, 2013 and 2012, we had intellectual property assets recorded totaling $8.6 million and $10.2 million, respectively. These assets include patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology. We intend to protect our patents and file applications for any future inventions that are deemed to be important to our business operations. Additional information is included in Note 1, Accounting Policies, to the Consolidated Financial Statements.

Seasonality

Our overall business generally is not seasonal to a substantial extent, although we ship slightly lower specialty fiber volume in the July to September quarter and slightly lower nonwovens volume is shipped in the October to December quarter.

Employees

As of June 30, 2013, we employed approximately 1,240 employees. Approximately 60% of the global workforce is covered under collective bargaining agreements. These employees are represented by unions at three plants, the Foley Plant, and one in Memphis, Tennessee, and one in Steinfurt, Germany. Our Foley Plant’s labor agreement is in effect through April 1, 2016. The agreement for the Memphis Plant is in effect through March 18, 2016. The agreement for the Steinfurt Plant is in effect through August 31, 2014.

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities. We also expect that we will continue to incur substantial costs to comply with such requirements. Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition. We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements. We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our liquidity during fiscal year 2014.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005. The proposed permit was challenged by some members of the public. In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River. The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants. The additional studies necessary to support revisions to the permit have been completed. As a result, we filed petitions with the FDEP for the establishment of several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River and near shore area. The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. The FDEP forwarded the SSACs to the EPA in September 2010 for their required approval. We have addressed all questions raised by the EPA and the SSACs were approved by the Environmental Regulation Commission in April 2013. The revised draft NPDES permit to be issued by the FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs and water quality standards. When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting an administrative hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $75 million and $90 million over at least five years, possibly beginning as early as fiscal year 2015. The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

The Foley Plant is also subject to FDEP and EPA air emission standards. In 2007, new EPA boiler air emission regulations [boiler Maximum Achievable Control Technology (“MACT”) standards] were vacated following a public legal challenge. These regulations would apply to the bark boilers at the Foley Plant. EPA re-proposed those regulations in April 2010 and issued final regulations in February 2011. Due to significant feedback provided during the public comment period, the EPA has recognized that portions of the final boiler MACT regulations contain problematic provisions that will have to be resolved through the ‘reconsideration process’ allowed by the Clean Air Act. The EPA recently completed the reconsideration process and published the final boiler MACT regulations on January 31, 2013. We are currently in the process of assessing the impact of these new regulations and once we complete the assessment process we will be able to determine a range of capital expenditures associated with these new regulations.

Other Information

Our website is www.bkitech.com. We make available, free of charge, through our website under the heading “Investors,” proxy materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K or any other report that we may file with the Securities and Exchange Commission.

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

Forward-looking statements generally can be identified by the use of statements that include phrases such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “might,” “will,” “would,” “could,” “can,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “project,” “predict,” “forecast” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology. Similarly, statements that describe management’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

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

Item 1A. Risk Factors

Our operations are subject to a number of risks including those listed below and discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). If any of the events described in the following risk factors actually occurs, it could materially and adversely affect our results of operations and financial condition.

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

The markets for our products are all competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows. New competitors and the expansion of existing competitors could create a surplus capacity of the goods that we sell, which might cause us to either lose sales or lower the prices of our goods. Actions by our competitors and any surplus capacity could cause our sales and profits to decline, which could affect our operating results and financial condition.

Market fluctuations in the availability and cost of energy and raw materials are beyond our control and may adversely affect our business.

Energy, chemicals, and raw material costs, including fuel oil, natural gas, electricity, cotton linters, wood, and caustic and other chemicals are a significant operating expense. The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand considerations. We have raw material pricing and availability issues at our Memphis specialty fiber plant, and we have limited production at this plant because of raw material constraints. This raw material availability constraint will limit growth and continue to impact our production costs. We have the option to import cotton linters for our Memphis specialty cotton fiber production in order to minimize the impact of unexpected fluctuations in North American cotton fiber availability but have not done so due to the high logistical cost of importing raw linters. Increases in production costs, including further increases in energy and chemical costs, could have a material adverse effect on our business, financial condition and results of operations. In addition to increased costs, it is possible that a disruption in supply of natural gas or other fossil fuels could limit our ability to operate our facilities.

Market fluctuations in the availability and cost of transportation are beyond our control and may adversely impact our business.

Our business depends on the transportation of a large number of products, both domestically and internationally. An increase in transportation rates or fuel surcharges and/or a reduction in transport availability in truck, rail and international shipping could negatively impact our ability to provide products to our customers in a timely manner. An increase in international shipping rates or fuel surcharges or a reduction in the availability of vessels could adversely impact our costs and our ability to provide products to our international customers in a timely manner. There is no assurance that adequate transportation availability can continue to be effectively managed in the future.

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	labor difficulties;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	governmental regulations; and

•	other operational problems.

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

The impacts of climate-related initiatives at the international, federal and state levels, remain uncertain at this time.

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

If our negotiations with the representatives of the unions, to which many of our employees belong, are not successful, our operations could be subject to interruptions at many of our facilities, which could materially and adversely affect our business. As of June 30, 2013, we employed approximately 1,240 employees. Approximately 60% of our global workforce is covered under collective bargaining agreements. These employees are represented by unions at three plants, the Foley Plant, one in Memphis, Tennessee, and one in Steinfurt, Germany. Our labor agreement for the Foley Plant and the Memphis Plant expire in 2016 and the agreement for the Steinfurt Plant expires in 2014.

Employee representation is provided by a works council at our nonwoven materials plant in Steinfurt, Germany. Our plants in Gaston and Lumberton, North Carolina are not unionized.

The failure to renegotiate labor agreements in a timely manner could lead to a curtailment or stoppage of work at our factories. If we were to negotiate a labor agreement on unfavorable terms, our production costs could increase, perhaps materially. A reduction in production or increasing the costs of production would lower our profits and harm our business.

Compliance with extensive general and industry specific environmental laws and regulations requires significant resources, and the significant associated costs may adversely affect our business.

Our operations are subject to extensive general and industry-specific federal, state, local and foreign environmental laws and regulations, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We devote significant resources to maintaining compliance with these laws and regulations. Such environmental laws and regulations at the federal level include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act of 1990, as amended, the Clean Water Act of 1972, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Toxic Substances Control Act of 1976, as amended, and the Safe Drinking Water Act of 1974, as amended. These environmental regulatory programs are primarily administered by the EPA. In addition, the individual states and foreign countries in which we operate have adopted and may adopt in the future equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs. We closely monitor our environmental compliance with current environmental requirements and believe that we are in substantial compliance.

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

We have manufacturing facilities in two countries and sell products in over 50 countries. For the fiscal year ended June 30, 2013, sales of our products outside the United States represented approximately 66% of our sales. The global economy and relative strength or weakness of the U.S. dollar can have a significant impact on our sales. In addition, although approximately 88% of our sales are denominated in U.S. dollars, we face risks associated with operating in foreign countries, including:

•	the risk that foreign currencies will be devalued or that currency exchange rates will fluctuate;

•	the risk that limitations will be imposed on our ability to convert foreign currencies into U.S. dollars or on our foreign subsidiaries’ ability to remit dividends and other payments to the United States;

•	the risk that our foreign subsidiaries will be required to pay withholding or other taxes on remittances and other payments to the United States or that the amount of any such taxes will be increased;

•	the risk that certain foreign countries may experience hyperinflation; and

•	the risk that foreign governments may impose or increase investment or other restrictions affecting our business.

Any of these risks could have a material adverse effect on our business, results of operations or financial condition.

We identified material weaknesses in our internal control over financial reporting.

As required by SEC rules, we carried out the required quarterly evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation and due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In the course of preparing the financial statements as of June 30, 2013, that are included in this Annual Report on Form 10-K, management identified material weaknesses in internal control related to granting and reviewing user access privileges within the Company’s SAP application and over the purchasing, accounts payable, and cash disbursements processes transacted through SAP due to inadequate segregation of duties. These material weaknesses did not result in material misstatements in the Company’s annual and interim financial statements. These material weaknesses were reported by management to our Audit Committee.

We are a private company,

On April 24, 2013, we and Georgia-Pacific LLC announced that we had reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash. On August 15, 2013, at a special stockholders’ meeting, our stockholders approved the Agreement and Plan of Merger, or the Merger Agreement, by and among Georgia-Pacific, GP Cellulose Group LLC and Buckeye and, on August 21, 2013, the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The merger closed on August 23, 2013, upon which Buckeye became an indirect, wholly-owned subsidiary of Georgia-Pacific.

As a result of the merger, our common stock will no longer be listed on the New York Stock Exchange or any other securities exchange, and each issued and outstanding share of common stock of the Company (other than shares held in treasury by the Company or owned by any subsidiary of the Company or Georgia-Pacific or any subsidiary of Georgia-Pacific) was converted into the right to receive $37.50 per share, net to the holder in cash, without interest, subject to any withholding of taxes required by applicable law. We will file a Certification on Form 15 with the Securities and Exchange Commission under the Exchange Act to suspend our reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. We became a privately-held company as a result of the merger and do not intend to file periodic reports with the Securities and Exchange Commission in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Headquarters. Our corporate headquarters, research and development laboratories, and pilot plants are located in Memphis, Tennessee.

Specialty Fiber Plants

Memphis Plant. The Memphis Plant is located on approximately 75 acres adjacent to the headquarters complex and has a capacity of approximately 100,000 annual metric tons of cotton cellulose. As of June 30, 2013, the Memphis Plant operated at about 50% of its capacity.

Foley Plant. The Foley Plant is located at Perry, Florida, on a 2,900 acre site and has a capacity of approximately 465,000 annual metric tons of wood cellulose. We also own approximately 21,000 acres of real property near the plant site of which approximately 4,900 is subject to a conservation easement. As of June 30, 2013, the Foley Plant operated at approximately 100% of its capacity.

Lumberton Plant. The Lumberton Plant is located in Lumberton, North Carolina on a 65-acre site and has a capacity of approximately 8,500 annual metric tons of cosmetic cotton fiber. As of June 30, 2013, the Lumberton Plant operated at approximately 100% of its capacity.

Nonwovens Plants

Steinfurt Plant. The Steinfurt Plant is located in Steinfurt, Germany on an 18-acre site and has a total capacity of approximately 30,000 annual metric tons of airlaid nonwovens from two production lines. As of June 30, 2013, the Steinfurt Plant operated at approximately 100% of its capacity.

Gaston Plant. The Gaston Plant is located in Gaston County near Mt. Holly, North Carolina on an 80-acre site and has a total capacity of approximately 40,000 annual metric tons of airlaid nonwovens (based on current production mix) from two production lines. As of June 30, 2013, the Gaston Plant operated at over 90% of its capacity.

We own our corporate headquarters, the Memphis Plant, the Foley Plant, the Lumberton Plant, the Steinfurt Plant and the Gaston Plant. We lease buildings that house the sales offices in Europe and China and distribution facilities in Savannah, Georgia. As of June 30, 2013, all of our facilities located in the United States were pledged as collateral under our credit facility.

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

On May 1, 2013, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware, or the Delaware Court, captioned James Beckett, Jr. v. Buckeye Technologies Inc., et. al., Case No. 8519-CS, or the Beckett Action. On May 7, 2013, a putative shareholder class action complaint was filed in the Delaware Court, captioned Richard Oliver v. John Crowe, et. al., Case No. 8534-CS, or the Oliver Action. Pursuant to an order granted in the Delaware Court on May, 9, 2013, the Beckett Action and the Oliver Action were consolidated into a single action, all future actions filed in Delaware related to the same subject matter are to become part of the consolidated action and counsel to Mr. Beckett and Mr. Oliver were appointed as the lead counsel for the putative shareholder class. On May 13, 2013, the plaintiffs in the consolidated action filed a consolidated amended class action complaint, captioned In re Buckeye Technologies, Inc. Shareholders Litigation, Consolidated Case No. 8519-CS, or the Consolidated Complaint. The plaintiffs also filed a motion for expedited proceedings and a motion for a preliminary injunction. The Consolidated Complaint named as defendants Buckeye, each member of the Board, or the Individual Defendants, Georgia-Pacific and the GP Cellulose Group LLC. The Consolidated Complaint generally alleged that the Individual Defendants breached their fiduciary duties and that Buckeye, Georgia-Pacific and GP Cellulose Group LLC aided and abetted these purported breaches of fiduciary duties. On May 21, 2013, a telephonic hearing was held in the Consolidated Complaint on the plaintiffs’ motion to expedite proceedings and to set a hearing for preliminary injunction. The Delaware Court ruled that the plaintiffs had failed to set forth a colorable basis for expedited proceedings and denied the plaintiffs’ motion. On June 19, 2013, the Consolidated Complaint was dismissed without prejudice pursuant to a Stipulation and Order of Dismissal, or the Order, filed by the parties and entered by the Delaware Court. The Order stipulates that each party to the Consolidated Complaint will bear its own costs and that no compensation has passed or been promised from any of the defendants to the plaintiffs or plaintiffs’ counsel.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BKI. There were approximately 5,065 shareholders on August 21, 2013, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings. The table below sets forth the high and low sales prices for our common stock.

	Year Ended June 30
	2013		2012
	High	Low	High	Low
First quarter (ended September 30)	$32.62	$28.33	$29.24	$23.80
Second quarter (ended December 31)	32.19	23.76	34.22	24.00
Third quarter (ended March 31)	31.36	26.84	37.40	32.60
Fourth quarter (ended June 30)	37.86	28.66	34.00	26.41

We made $13.7 million in dividend payments, $0.35 per share, during the year ended June 30, 2013. We made $10.8 million in dividend payments, $0.27 per share, during the year ended June 30, 2012. We made $7.3 million in dividend payments, $0.18 per share, during the year ended June 30, 2011. On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock. The dividend is payable on September 16, 2013, to stockholders of record as of the close of business on August 16, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year. The amount we distribute as dividends will depend on our financial results at the time of distribution.

Issuer Purchases of Equity Securities

The Board of Directors has authorized total repurchases of 11.0 million shares of common stock. During fiscal years 2013, 2012 and 2011 we repurchased 0.3 million, 1.2 million and 0.4 million shares of our common stock, respectively, at a total cost of $9.2 million, $32.9 million and $9.8 million, respectively. At June 30, 2013, we have remaining approximately 3.7 million shares authorized by our Board of Directors to repurchase. Repurchased shares will be held as treasury stock and will be available for general corporate purposes, including the funding of employee benefit and stock-related plans. No shares were repurchased during the quarter ending June 30, 2013.

Equity Compensation Plan Information as of June 30, 2013

Equity compensation plan information as of June 30, 2013, appears under Item 12.

Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the New York Stock Exchange (“NYSE”) Paper & Allied Products peer group for the five fiscal years ended June 30, 2013. The graph and table assume that $100 was invested on June 30, 2008, in each of our common stock, the Russell 2000 Index, and the NYSE Paper & Allied Products peer group excluding Kimberly-Clark Corporation (KMB) and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buckeye Technologies Inc., the Russell 2000 Index,

and NYSE Paper & Allied Products - SIC Codes 2600-2699 (excluding KMB)

*	$100 invested on 6/30/08 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	2008	2009	2010	2011	2012	2013
Buckeye Technologies Inc.	100.00	53.07	117.61	321.89	343.01	451.29
Russell 2000	100.00	74.99	91.10	125.18	122.58	152.25
NYSE Paper & Allied Products – SIC Codes 2600-2699 (U.S. & Foreign Cos.) excluding KMB	100.00	81.24	113.27	154.41	145.81	219.30

Item 6. Selected Financial Data

Selected Financial Data

In thousands, except per share data	Year Ended June 30
	2013 (b)	2012 (c)	2011 (d)	2010 (e)	2009 (f)
Operating Data:
Net sales (a)	$812,450	$894,881	$880,428	$733,893	$727,647
Operating income (loss) (a)	$121,351	$164,039	$134,497	$148,602	$(6,675)
Income from continuing operations (a)	$87,309	$118,915	$128,806	$116,476	$(48,721)
Net income (loss)	$88,678	$90,028	$124,268	$114,574	$(65,388)
Basic earnings (loss) per share
Income (loss) from continuing operations	$2.22	$3.00	$3.20	$3.00	$(1.26)
Basic earnings (loss) per share	$2.26	$2.26	$3.09	$2.95	$(1.69)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$2.20	$2.98	$3.16	$2.95	$(1.26)
Diluted earnings (loss) per share	$2.23	$2.24	$3.05	$2.90	$(1.69)
Cash dividends per share	$0.35	$0.27	$0.18	$—	$—
Balance sheet data:
Total assets	$895,321	$837,411	$869,851	$852,454	$792,384
Total long-term debt and capital leases (including current portion)	$41,172	$58,578	$96,921	$237,332	$327,465

(a)	Amounts exclude the impact of discontinued operations of the cotton specialty fibers plant in Americana, Brazil. Additional information is included in Note 6, Discontinued Operations, to the Consolidated Financial Statements.
(b)

Includes a pretax charge of $9,918 ($9,574 after tax) for restructuring expense. Includes a pretax charge of $5,527 ($3,581 after tax) for expenses related to the Georgia-Pacific merger. Includes a charge of $3,591 for long-lived asset impairment. Includes pretax gains of $7,597 ($7,509 after tax) on the sale of assets. Includes a pretax charge of $331 ($212 after tax) for interest payable to the IRS for the use of funds from Alternative Fuel Mixture Credits (“AFMC”) refunds expected to be exchanges for CBC. Includes an after-tax benefit of $4,586 related to CBC (see Note 7, Alternative Fuel Mixture Credits / Cellulosic Biofuel Credits, to the Consolidated Financial Statements).
(c)	Includes a pretax charge of $2,425 ($2,425 after tax) for goodwill impairment. Includes a pretax charge of $2,094 ($1,356 after tax) for long-lived asset impairment. Includes a pretax charge of $234 ($152 after tax) for restructuring expense. Includes a pretax reversal of accrued interest of $2,285 ($1,459 after tax) that was recorded in prior periods related to a payable to the IRS for which the IRS subsequently concluded no interest was due. See Note 7, Alternative Fuel Mixture Credits / Cellulosic Biofuel Credits, to the Consolidated Financial Statements. Includes an after-tax benefit of $9,040 related to CBC.
(d)	Includes a pretax charge of $1,082 ($978 after tax) for restructuring costs. Includes a pretax charge of $13,007 ($13,007 after tax) for asset impairment charges. Includes a pretax charge of $3,649 ($2,372 after tax) for early extinguishment of debt. Includes an after tax benefit of $51,458 related to CBC. Includes a pretax charge of $2,452 ($1,565 after tax) for interest payable to the IRS for the use of funds from AFMC refunds expected to be exchanges for CBC.
(e)	Includes a pretax charge of $3,353 ($2,095 after tax) for restructuring costs. Includes a pretax benefit of $77,677 ($76,791 after tax) for AFMC. Includes a pretax charge of $2,606 ($1,629 after tax) for early extinguishment of debt. Includes an after tax benefit of $5,415 for investment tax credits on prior period energy project expenditures.
(f)	Includes a pretax charge of $138,008 ($127,598 after tax) for goodwill impairment. Includes a pretax benefit of $54,232 ($39,644 after tax) for AFMC. Includes a pretax benefit of $401 ($261 after tax) for early extinguishment of debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other sections of this Annual Report on Form 10-K. Our MD&A is composed of four major sections: Executive Summary, Results of Operations, Financial Condition and Critical Accounting Policies and Estimates. Unless otherwise indicated, references to a year (e.g., “2013”) refers to our fiscal year ended June 30 of that year.

Executive Summary

We manufacture and distribute value-added cellulose-based specialty products used in numerous applications, including disposable diapers, personal hygiene products, engine, air and oil filters, concrete reinforcing fibers, food casings, cigarette filters, rayon filaments, acetate plastics, thickeners and papers. Our products are produced in the United States and Germany, and we sell these products in approximately 50 countries worldwide. We generate revenues, operating income and cash flows from two reporting segments: specialty fibers and nonwoven materials. Specialty fibers are derived from wood and cotton cellulose materials using wetlaid technologies. Our nonwoven materials are derived from wood pulps, synthetic fibers and other materials using an airlaid process.

Our strategy is to continue to strengthen our position as a leading supplier of renewable cellulose-based specialty products. The key focus areas for Buckeye over the next twelve months include maximizing cash flow, optimizing capacity utilization, successful execution of our high-end specialty wood pulp expansion project, identifying new profitable, sustainable growth opportunities, improving our return on invested capital for all assets and continuing our progress to a Lean Enterprise culture. Inflation has not had and is not expected to have a material impact on our financial condition and results of operations in the near term.

Net sales were $812.4 million, down $82.5 million or 9% from a record $894.9 million in 2012, as specialty fibers external sales decreased $72.0 million, or 11%, due primarily to lower fluff pulp and specialty cotton fibers pricing combined with unfavorable sales mix due to weak market conditions in Europe. Nonwovens sales were down $10.5 million, or 4%, due to the sale of the Merfin Systems converting business in January 2012. Shipment volume was relatively flat compared to the prior year.

Operating income for 2013 was $121.4 million, down $42.6 million compared to $164.0 million in 2012. Restructuring and impairment losses totaled $13.5 million during 2013 compared to losses of $4.8 million in the prior year. Selling, research and administrative expenses increased $9.8 million compared to the prior year, primarily due to costs associated with strategic initiatives, including our pending merger with Georgia-Pacific. Operating income for 2013 benefited from $4.3 million in insurance proceeds related to the June 2012 steam drum failure outage at our Foley mill. Gross margin decreased $28.4 million compared to the same period in 2012 as lower sales prices, unfavorable changes in product mix and reduced sales volume in the specialty fibers segment more than offset the impact of lower raw material costs. Gross margin as a percentage of net sales was 23.3% in 2013 compared to 24.3% in 2012.

Net income for 2013 was $88.7 million, or $2.23 per diluted share, down $1.3 million, or $0.01 per diluted share, compared to 2012. The decline in operating income was largely offset by a favorable change in the results from discontinued operations of $30.3 million and a gain of $7.3 million on the sale of the land and building at our closed Delta, B.C., Canada nonwovens plant.

Net cash provided by operating activities in 2013 of $136.2 million was down $35.6 million from $171.8 million in 2012, primarily due to lower net sales and margins combined with higher selling, research and administrative expenses when compared to the prior year. Capital expenditures of $109.4 million, up $24.5 million compared to 2012, remained at high levels due to work on the specialty conversion and oxygen delignification projects at the Foley Mill. Long-term debt has decreased by $17.4 million since June 30, 2012.

Recent Developments

On April 24, 2013, we and Georgia-Pacific announced that we had reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash. On August 15, 2013, at a special stockholders’ meeting, our stockholders approved the Merger Agreement. On August 21, 2013, the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The merger closed on August 23, 2013, upon which Buckeye became an indirect, wholly-owned subsidiary of Georgia-Pacific.

As a result of the merger, our common stock will no longer be listed on the New York Stock Exchange or any other securities exchange, and each issued and outstanding share of common stock of the Company (other than shares held in treasury by the Company or owned by any subsidiary of the Company or Georgia-Pacific or any subsidiary of Georgia-Pacific) was converted into the right to receive $37.50 per share, net to the holder in cash, without interest, subject to any withholding of taxes required by applicable law. We will file a Certification on Form 15 with the Securities and Exchange Commission under the Exchange Act to suspend our periodic reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. We became a privately-held company as a result of the merger and do not intend to file periodic reports with the Securities and Exchange Commission going forward.

Results of Operations

Consolidated results

The following table compares the components of consolidated operating income for the three fiscal years ended June 30, 2013, 2012 and 2011.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2013	2012	2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
Net sales	$812.4	$894.9	$880.4	$(82.5)	$14.5	(9.2)%	1.6%
Cost of goods sold	623.3	677.4	678.2	(54.1)	(0.8)	(8.0)	(0.1)

Gross margin	189.1	217.5	202.2	(28.4)	15.3	(13.1)	7.6
Selling, research and administrative expenses	56.5	46.7	51.7	9.8	(5.0)	21.0	(9.7)
Amortization of intangibles and other	2.1	2.0	2.0	0.1	—	5.0	—
Impairment and restructuring costs	13.5	4.8	14.1	8.7	(9.3)	181.3	(66.0)
Other operating income	(4.4)	—	(0.1)	(4.4)	0.1	(100.0)	100.0

Operating income (loss)	$121.4	$164.0	$134.5	$(42.6)	$29.5	(26.0)	21.9

Net sales decreased $82.5 million, or 9%, in 2013 compared to 2012, primarily due to unfavorable changes in product mix and lower selling prices which had unfavorable impacts of approximately $40.2 million and $26.4 million, respectively. The King divestiture accounted for $10.1 million of the year over year reduction in net sales. In addition, exchange rates in Europe unfavorably impacted net sales for the nonwoven materials segment by $3.6 million.

Gross margin in 2013 decreased $28.4 million, or 13%, compared to 2012 driven by lower sales prices, unfavorable changes in product mix and reduced sales volume. Gross margin was negatively impacted in 2013 by $25.8 million, $19.9 million and $10.6 million due to sales prices, product mix and sales volume, respectively. These impacts were partially offset as lower raw materials costs, primarily lower raw cotton linter prices, had a favorable impact of $22.7 million on gross margin. The February 2012 power failure and the June 2012 steam drum failure outages at our Foley mill had a negative impact on gross margin in 2012 of $6.3 million, net of insurance proceeds.

Net sales increased $14.5 million, or 2%, in 2012 compared to 2011. Higher selling prices, mainly in the specialty fibers segment accounted for an increase of $52.4 million. Higher specialty wood fibers, up 18%, and cotton specialty prices, up 12%, more than offset lower fluff pulp prices of $78 per ton. These higher selling prices were partially offset by lower volume in nonwoven materials as we sold Merfin Systems, our nonwoven materials converting business, ($11.3 million impact) and experienced lower demand in our North American markets. We also experienced lower volume and unfavorable product mix in wood specialty products.

Gross margin in 2012 increased $15.3 million, or 8%, compared to 2011, primarily driven by the higher selling prices which were more than enough to offset the impact of increased cotton linter raw material costs, and higher chemical and transportation costs. The February 2012 power failure and the June 2012 steam drum failure outages at our Foley mill had a negative impact on gross margin in 2012 of $6.3 million, net of insurance proceeds.

Selling, research and administrative expenses increased by $9.8 million in 2013 compared to 2012, primarily due to costs associated with strategic initiatives, including our pending merger with Georgia-Pacific, and higher stock compensation expense. Selling, research and administrative expenses decreased $5.0 million from 2011 to 2012 as the result of lower bonus expense. As a percentage of net sales these costs increased to 7.0% in 2013 compared to 5.2% in 2012 and 5.9% in 2011.

On June 17, 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012. The plant ceased production in November 2012, at which time we evaluated the recoverability of the long-lived assets at the Delta facility, and determining that certain of these long-lived assets were impaired, we wrote them down to their estimated fair value, resulting in an impairment charge of $3.6 million in 2013. The sale of the land and buildings resulted in a gain of $7.3 million in 2013. We also recognized $8.9 million of restructuring cost in 2013 as we reduced the carrying value of certain other assets, and recognized severance and employee benefit costs and other miscellaneous costs (see Note 5, Restructuring Costs for additional detail).

On July 26, 2012, we announced a corporate restructuring of our executive management team in support of our previously announced decision to close or sell several underperforming or non-core assets and in conjunction with the departure of our chief operating officer and recognized $1.0 million of restructuring costs in 2013.

On January 31, 2012 we completed the sale of Merfin Systems, our nonwovens materials converting business, in King, North Carolina. The sale of this non-core business resulted in an asset impairment charge of $2.1 million, a goodwill impairment charge of $2.4 million and restructuring expenses of $0.2 million in 2012.

In 2011, in connection with our decision to cease production at the Delta facility by the end of calendar 2012, we evaluated the recoverability of the long-lived assets at this facility, and determining that they were impaired, we wrote them down to their estimated fair value, resulting in an impairment charge of $13.0 million.

In 2012, the Foley Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure. In 2013, we received insurance proceeds related to the insured value of the damaged equipment and recognized a gain of $4,277 in other operating income in our consolidated statements of operations. These proceeds were used to fund capital expenditures to replace the damaged equipment.

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

The following table compares net sales and operating income by segment for the three years ended June 30, 2013, 2012 and 2011. Each segment is discussed in further detail in the paragraphs below.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2013	2012	2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
Net sales
Specialty Fibers	$601.2	$686.7	$648.5	$(85.5)	$38.2	(12.5)%	5.9%
Nonwoven Material	228.5	239.0	264.9	(10.5)	(25.9)	(4.4)	(9.8)
Corporate	(17.3)	(30.8)	(33.0)	13.5	2.2	43.8	6.7

Total net sales	812.4	894.9	880.4	(82.5)	14.5	(9.2)	1.6

Operating income
Specialty Fibers	131.3	165.4	147.5	(34.1)	17.9	(20.6)%	12.1%
Nonwoven Material	21.2	11.7	13.8	9.5	(2.1)	81.2	(15.2)
Corporate	(31.1)	(13.1)	(26.8)	(18.1)	13.7	(138.2)	51.1

Total operating income	$121.4	$164.0	$134.5	$(42.6)	$29.5	(26.0)%	21.9%

Specialty fibers

The following table compares specialty fibers net sales and operating income for the three years ended June 30, 2013, 2012 and 2011.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2013	2012	2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
Net sales	$601.2	$686.7	$648.5	$(85.5)	$38.2	(12.5)%	5.9%
Operating income	131.3	165.4	147.5	(34.1)	17.9	(20.6)	12.1

Operating margin percentage	21.8%	24.1%	22.7%

Net sales decreased by $85.5 million in 2013 compared to 2012. Lower shipment volume reduced net sales by $22.6 million, reflecting the effects of lost sales resulting from the June 2012 steam drum failure outage at our Foley Plant. Unfavorable changes in product mix and lower selling prices had unfavorable impacts of $37.4 million and $25.5 million, respectively. Average selling prices on our high-end specialty wood (excluding viscose staple fiber) and cotton linter pulp, were up 3% and down 9%, respectively.

Operating income decreased by $34.1 million in 2013 compared to 2012, primarily due to lower selling prices, unfavorable changes in product mix, and reduced sales volume which had unfavorable impacts of approximately $26.5 million, $21.5 million and $8.2 million, respectively, while raw material costs for our cotton specialty fibers decreased approximately $22.8 million compared to 2012. The February 2012 power failure and the June 2012 steam drum failure outages at our Foley Plant had a negative impact on gross margin in 2012 of $6.3 million, net of insurance proceeds.

In 2012, net sales increased by $38.2 million compared to 2011, primarily due to higher selling prices in our specialty wood fibers grades, up 18%, cotton specialty fibers grades, up 12%, partially offset by lower fluff pulp prices of 9% or $78 per ton. We continue to have more than 90% of our Memphis plant’s specialty cotton fibers business committed to sales agreements that allow us to pass through the higher cost of cotton linters. Partially offsetting the higher prices were specialty wood fibers lower shipment volume and unfavorable mix.

Operating income increased by $17.9 million in 2012 compared to 2011, primarily due to the higher selling prices in our specialty grades. Improved capacity utilization at our Memphis specialty cotton fibers plant contributed to higher gross margin as we continued to experience improvement in the availability of cotton linters relative to the year ago period. Offsetting the higher selling prices were increased costs for raw materials, chemicals and transportation. The February 2012 power failure and the June 2012 steam drum failure outages at our Foley Plant had a negative impact on gross margin in 2012 of $6.3 million, net of insurance proceeds.

Nonwoven materials

The following table compares nonwoven materials net sales and operating income for the three years ended June 30, 2013, 2012 and 2011.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2013	2012	2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
Net sales	$228.5	$239.0	$264.9	$(10.5)	$(25.9)	(4.4)%	(9.8)%
Operating income	21.2	11.7	13.8	9.5	(2.1)	81.2	(15.2)

Operating margin percentage	9.3%	4.9%	5.2%

Net sales decreased by $10.5 million in 2013 compared to 2012 due to the sale of the Merfin Systems converting business in January 2012.

Operating income increased $9.5 million in 2013 compared to 2012 due to a reduction in fixed manufacturing costs resulting from the closure of our Delta, B.C., Canada airlaid facility in December 2012.

Net sales decreased $25.9 million in 2012 compared to 2011. Lower shipment volume in North America was the main driver for the decrease. The sale of Merfin Systems contributed $11.3 million to the sales decrease.

Operating income decreased slightly in 2012 compared to 2011. The sale of Merfin Systems had an impact of $2.0 million.

Corporate

Our intercompany net sales elimination represents intercompany sales from our Florida and Memphis specialty fiber facilities to our airlaid nonwovens plants. The unallocated at-risk compensation and unallocated stock-based compensation represent compensation for executive officers and certain other employees.

The following tables compare corporate net sales and operating income (loss) for the three years ended June 30, 2013, 2012 and 2011.

(dollars in millions)	Year Ended June 30			$ Change		Percent Change
	2013	2012	2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
Net sales	$(17.3)	$(30.8)	$(33.0)	$13.5	$2.2	43.8%	6.7%
Operating loss	(31.1)	(13.1)	(26.8)	(18.1)	13.7	(138.2)	51.1

The operating income (loss) for the three years ended June 30, 2013, 2012 and 2011 consists of:

(dollars in millions)	2013	2012	2011
Unallocated at-risk compensation	$(3.7)	$(2.7)	$(5.7)
Unallocated stock-based compensation	(4.8)	(4.2)	(4.6)
Unallocated growth initiative expenses	(7.0)	—	—
Intellectual property amortization	(2.1)	(2.0)	(2.0)
Restructuring expenses	(9.9)	(0.2)	(1.1)
Asset impairment	(3.6)	(2.1)	(13.0)
Goodwill impairment	—	(2.4)	—
Gross margin on intercompany sales	—	0.5	(0.4)

Operating loss	$(31.1)	$(13.1)	$(26.8)

Net interest expense and amortization of debt costs

Net interest expense and amortization of debt costs increased $1.4 million for 2013 compared to 2012 primarily due to the reversal of interest expense in 2012 that was expected to be paid to the U.S. government related to exchanging AFMC credits for CBC credits. In a release dated August 22, 2012, the IRS concluded that no interest is due on the AFMC cash refunds in the CBC exchange. Conversely, interest capitalized was $1.1 million higher in 2013 reflecting the high levels of capital expenditures due to work on the specialty conversion and oxygen delignification projects at the Foley Plant.

Net interest expense and amortization of debt costs decreased $8.3 million for 2012 compared to 2011 primarily due to the reversal of interest that had been accrued as payable to the IRS for the use of funds from AFMC refunds expected to be exchanged for CBC. Additionally, interest expense decreased due to debt reduction of $38.3 million and lower annual interest rates of approximately 156 basis points.

Loss on early extinguishment of debt costs

During 2011, we used borrowings under our credit facility to redeem the remaining $140 million of our 2013 notes. As a result of this extinguishment, we recorded a $3.6 million loss which included a $2.0 million premium paid to the note holders and $1.7 million of unamortized deferred financing costs.

Gain on sale of assets held for sale

In 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012. The plant ceased production in November 2012, and we completed the sale of the land and buildings in February 2013, recognizing $19.9 million in proceeds and a gain on sale of assets held for sale of $7.3 million.

Foreign exchange and other

Foreign exchange and other in 2013, 2012 and 2011 were $0.1 million, $0.4 million and $(1.5) million, respectively. The loss in 2011 was primarily due to foreign currency losses as a result of the strengthening of the euro and Canadian dollar versus the U.S. dollar.

Income tax expense

Our effective tax rate on continuing operations for 2013 was approximately 31.2% versus 27.5% in 2012 and (6.8)% in 2011. Our effective tax rate has differed from the U.S. Federal statutory income tax rate during these periods primarily as a result of tax benefits from investment tax credits, the domestic manufacturing deduction, and CBCs and AFMCs offset by state tax expense.

During 2013, 2012 and 2011, we recorded domestic manufacturing deductions of $4.3 million, $4.9 million and $4.5 million, respectively.

During 2013 and 2012, we recorded tax benefits of $4.6 million and $9.0 million, respectively, for additional CBC benefits. During 2011, we recorded tax benefits of $20.3 million for CBCs claimed on black liquor without diesel for the period January 1, 2009 through February 11, 2009, and $31.1 million for exchange of CBCs from AFMCs. See Note 7, Alternative Fuel Mixture Credits / Cellulosic Biofuel Credits, in the Consolidated Financial Statements for further discussion.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass. In 2012, and 2011, we recorded tax benefits of $3.7 million and $3.9 million, respectively, relating to this tax credit. In 2013 we did not record any tax benefits relating to this tax credit. We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects at our Foley mill.

Financial Condition

Liquidity and capitalization

On October 22, 2010, we entered into a Second Amended and Restated Credit Agreement (“credit facility”) which increased our maximum committed borrowing capacity to $300.0 million and extended the maturity date of the facility to October 22, 2015. We used the proceeds from the credit facility to pay the outstanding balance on the former credit facility plus fees and expenses. The interest rate applicable to borrowings under the credit facility is the agent’s prime rate plus 0.75% to 1.75%, or a LIBOR-based rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%, based on a grid related to our leverage ratio. The credit facility is secured by substantially all of our assets located in the United States. The costs for the issuance of this credit facility were $2.6 million and are being amortized to interest expense using the effective interest method over the life of the facility. The credit facility was terminated on August 23, 2013 upon closing of the merger with Georgia-Pacific.

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio. At June 30, 2013, we were in compliance with the financial covenants under the credit facility.

At June 30, 2013, we had $17.1 million of cash and $254.9 million borrowing capacity under the credit facility. The commitment fee on the unused portion of the credit facility is 0.375% per annum. Of the cash and cash equivalents held at June 30, 2013, $17.0 million was held by foreign subsidiaries.

From June 30, 2012 to June 30, 2013, total debt decreased by $17.4 million to $41.2 million after decreasing by $38.3 million from June 30, 2011. Our total debt as a percentage of our total capitalization was 5.7% at June 30, 2013, as compared to 8.9% at June 30, 2012 and 14.3% at June 30, 2011.

While we can offer no assurances, we believe that our cash flow from operations, together with current domestic cash and cash equivalents, will be sufficient to fund necessary capital expenditures, meet operating expenses and service our debt obligations for the next 24 months.

Treasury stock

At June 30, 2013, a total of 7.3 million shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11.0 million shares of our common stock. Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans. During 2013, 2012, and 2011 we repurchased 0.3 million, 1.2 million and 0.4 million shares of our common stock, respectively.

Cash Flow

Cash and cash equivalents totaled $17.1 million at June 30, 2013, compared to $38.3 million at June 30, 2012 and $30.5 million at June 30, 2011. The following table provides a summary of cash flows for the three years ended June 30, 2013.

(dollars in millions)	2013	2012	2011
Operating activities:
Net income	$88.7	$90.0	$124.3
Noncash charges and credits, net	52.0	105.9	30.0
Changes in operating assets and liabilities, net	(4.5)	(24.1)	57.7

Net cash provided by operating activities	136.2	171.8	212.0
Investing activities:
Purchases of property, plant and equipment	(109.4)	(84.9)	(57.3)
Other investing activities	(8.3)	2.0	(0.5)

Net cash used in investing activities	(117.7)	(82.9)	(57.8)
Financing activities:
Net borrowings (payments) under lines of credit	(17.4)	(38.3)	(0.6)
Payments on long-term debt	—	—	(140.0)
Other financing activities, net	(19.0)	(38.1)	(16.3)

Net cash used in financing activities	(36.4)	(76.4)	(156.9)
Effect of foreign currency rate fluctuations on cash	(3.3)	(4.7)	11.1

Net increase in cash and cash equivalents	$(21.2)	$7.8	$8.4

Cash provided by operating activities

Cash provided by operating activities in 2013 decreased $35.6 million compared to 2012 as operating income decreased $42.7 million driven by lower sales revenue and margins and higher cash expenditures for strategic initiatives, including the merger with Georgia-Pacific and restructuring costs.

Cash provided by operating activities in 2012 was $40.2 million less than in 2011. Cash taxes in 2012 were $89.2 million higher compared to 2011 when we received federal tax refunds totaling $72.7 million, mostly relating to alternative fuel mixture credits and cellulosic biofuel credits. In 2012 we repaid $17.6 million in previously received alternative fuel mixture credits to the IRS in exchange for cellulosic biofuel credits. Offsetting these decreases was a $31.4 million year-over-year increase in cash flow from operations driven by increased sales revenue, improved margins, and lower cash interest costs.

Net cash used in investing activities

Purchases of property, plant and equipment increased $24.5 million in 2013 after increasing $27.6 million in 2012, due mainly to the Foley Specialty Expansion Project, which will add approximately 42,000 tons annually of high-end specialty production while reducing an equal amount of fluff pulp production. This project will cost approximately $89 million, of which approximately $46 million and $34 million was spent in 2013 and 2012, respectively. We expect our capital spending will be approximately $85 million in 2014.

Net cash used in investing activities for 2013 includes $32.2 million for the purchase of short term investments compared to $9.2 million in 2012.

In 2011, we announced our decision to cease production at our Delta airlaid nonwovens facility by the end of calendar 2012. The plant ceased production in November 2012, and we completed the sale of the land and buildings in February 2013, recognizing $19.9 million in proceeds and a gain on sale of assets held for sale of $7.3 million.

In 2012, we completed the sale of Merfin Systems and recorded proceeds of $5.5 million from the sale. In 2012, we also completed the sale of Americana Ltda and recorded proceeds of $6.3 million from the sale.

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

Net cash used in financing activities

During 2013, we reduced our debt by $17.4 million, paid cash dividends of $13.7 million, and repurchased 0.3 million shares for $9.2 million. During 2012, we reduced our debt by $38.3 million, paid cash dividends of $10.8 million and repurchased 1.2 million shares for $32.9 million. During 2011, we reduced our debt by $140.6 million, paid cash dividends of $7.3 million, and 0.4 million shares for $9.8 million.

Contractual Obligations

The following table summarizes our significant contractual cash obligations at June 30, 2013. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(millions)	Payments Due by Period (5)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Long-term obligations (1)	$43	$1	$42	$—	$—
Operating lease obligations (2)	4	2	2	—	—
Timber commitments (3)	172	30	49	50	43
Other purchase commitments (4)	45	43	2	—	—

Total contractual cash obligations	$264	$76	$95	$50	$43

(1)	Amounts include related interest payments. Interest payments for variable debt of $41 million are based on the effective rate as of June 30, 2013, of 2.3%. See Note 11, Long-Term Debt, to the Consolidated Financial Statements for further information on interest rates.
(2)	See Note 12, Leases, to the Consolidated Financial Statements for further information.
(3)	See Note 22, Commitments, to the Consolidated Financial Statements for further information.
(4)	The majority of other purchase commitments are take-or-pay contracts made in the ordinary course of business related to utilities and raw material purchases.
(5)	Less than one year references 2014; 1-3 years references 2015 and 2016; 3-5 years references 2017 and 2018.

Note 1:	Additionally, the cash flow to fund postretirement benefit obligations for our U.S. plan has an expected net present value of $29.1 million. The actuarially estimated annual benefit payments are as follows: 2014 - $1.7 million; 2015-2016 - $3.6 million; 2017 - 2018 - $3.9 million; and 2019 through 2023 - $10.1 million. These obligations are not included in the table above as the total obligation is based on the present value of the payments and would not be consistent with the contractual cash obligations disclosures included in the table above. See Note 19, Employee Benefit Plans, to the Consolidated Financial Statements for further information.

Note 2:	We also have a noncurrent tax liability of $49.4 million related to the repayment of AFMC refunds to the IRS in exchange for CBC. Based on our current forecasts, we anticipate this liability to be paid during fiscal 2015. This liability is not included in the table above.

Recent Accounting Pronouncements

See Note 1, Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact.

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

Bad debt expense for 2013, 2012 and 2011 was $0.7 million, $0.1 million and $0.2 million, respectively.

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

We increased tax expense by $1.3 million in 2013, by $0.1 million in 2012 and by $4.2 million in 2011 for changes to our valuation allowance.

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

For 2013 and 2012, we recognized $4.6 million and $9.0 million, respectively, of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC. As of June 30, 2013, we have estimated that we will not be able to utilize approximately $11.5 million of the additional benefit from the available CBC and have not recognized any benefit in our consolidated statement of operations related to this amount. We will continue to evaluate our ability to utilize the remaining available CBC and will record any related changes in estimates when our expected utilization of the available CBCs change.

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

As a result of a significant reduction in demand from a key customer at our specialty fibers Americana, Brazil cotton linter facility, we evaluated the recoverability of the long-lived assets at this facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets” (ASC 360), as of December 31, 2011. The results of this test indicated that the Americana assets were impaired as the estimated fair value was less than the carrying value. The fair value was based on the discounted projected cash flows from the continued operation of the waste water treatment facility plus the estimated value in exchange of the remaining assets. Based on this evaluation, and after writing-off recoverable assets of $11.9 million and inventory of $1.0 million, which had minimal future use, we determined that the long-lived assets associated with this operation, which had a carrying value of $42.0 million, were impaired and wrote them down to their fair value of $5.9 million, resulting in an impairment charge of $49.0 million in 2012. In June 2012, we completed the sale of this facility resulting in an additional impairment charge of $0.2 million. These impairment charges are included in discontinued operations for 2012.

As a result of a decision to pursue the sale of the nonwovens materials Merfin Systems converting business in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets at the King facility in accordance with ASC 360 as of December 31, 2011. The results of the recoverability test indicated that the King facility’s assets were impaired as the estimated fair value was less than the carrying value. The fair value was estimated based on the value in exchange for the facility. Based on this evaluation, and after reducing the value of certain other assets by $0.4 million, we determined that the long-lived assets associated with this operation, which had a carrying value of $1.4 million, were impaired and wrote them down to their fair value of $0.1 million, resulting in an impairment charge of $1.3 million in 2012. On January 31, 2012, we completed the sale of Merfin Systems resulting in an additional impairment charge of $0.4 million. In addition, the goodwill associated with this facility was considered impaired and was written-off resulting in an impairment charge of $2.4 million. At June 30, 2012, we have no remaining goodwill balance.

In 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012. We evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”. The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets. As such, the impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value. We engaged an independent valuation firm to assist with this impairment testing and fair value determination. The impairment was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group. Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38.4 million, were impaired and wrote them down to their estimated fair value of $25.4 million, resulting in an impairment charge of $13.0 million in 2011. The plant ceased production in November 2012, at which time we reevaluated the recoverability of the long-lived assets at the Delta facility, and determining that, based on current market conditions and changes in management’s plans for disposition of the assets, certain of these long-lived assets were impaired, we wrote them down to their estimated fair value, resulting in an impairment charge of $3.6 million in 2013.

As of June 30, 2013, 2012, and 2011, long-lived assets outside the United States were $38.2 million, $43.9 million and $120.4 million, respectively.

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

Interest Rates

The fair value of the credit facility approximates its carrying value due to its variable interest rate. The carrying value and fair value of long-term debt at June 30, 2013, were both $41.2 million and at June 30, 2012, were both $58.6 million.

We had $41.2 million of variable rate long-term debt outstanding on June 30, 2013. At this borrowing level, a hypothetical 100 basis point increase in interest rates would have a $0.4 million unfavorable impact on our pre-tax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to LIBOR rates and U.S. prime rates.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions including firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency. We and our subsidiaries generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign-denominated revenues and costs and their translation into U.S. dollars. The primary currency to which we are exposed is the euro. We do not have any hedges in place to protect against fluctuations in this currency, but we do sometimes hedge this exposure. Our euro exposure is internally hedged for the most part because a high percentage of both the sales and costs at our Steinfurt, Germany plant are denominated in euros. We estimate that the negative pre-tax impact of a 5% strengthening of the USD versus the Euro (USD/Euro rate) on our operating income is approximately $1.4 million annually. We are continuously evaluating our foreign currency exposure, and our hedging policy is subject to change.

We generally view as long-term our investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not generally hedge these net investments. However, we use capital structuring techniques to manage our net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries translated into dollars using the year-end exchange rates is $103.0 million and $113.1 million at June 30, 2013 and 2012, respectively. The potential foreign currency translation loss from investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $9.4 million at June 30, 2013. This change would be reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The primary foreign currency exposure on our long-term investments is with the euro.

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

In order to be better assured of a secure source of wood at reasonable prices, we have a 10-year timber purchase agreement which supplies 25% of our wood fiber needs, and we continue to pursue long-term agreements with other sizeable landowners. In order to manage availability and price risks associated with cotton fibers, we continue to utilize long-term customer take-or-pay agreements with cost pass through provisions to ensure that we can match customer commitments with lint from North American suppliers, and we continue to hold higher levels of raw material inventories to bridge possible shortages. Our countermeasures to manage raw material supply risk for fluff pulp used in our nonwovens business include internal supply and a dual sourcing strategy.

Commodities

We are dependent on commodities in our production process. Natural gas, electricity, fuel oil, caustic and other chemicals are just some of the commodities that our processes rely upon. Exposure to these commodities can have a significant impact on our operating performance.

In order to minimize market exposure, we may use forward contracts to reduce price fluctuations in a desired percentage of forecasted purchases of fossil fuels over a period of generally less than one year. As of June 30, 2013, we had a commodity swap transaction in place for 90,000 MMBTUs of natural gas at a fixed price of $3.50 per MMBTU settling monthly through December 2013. As of June 30, 2012, we had a commodity swap transaction in place for 195,000 MMBTUs of natural gas at a fixed price of $3.50 per MMBTU settling monthly through December 2013. As of June 30, 2011, we had options in place to purchase 675,000 MMBTUs of natural gas at prices ranging from $6 to $7 per MMBTU through November 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting that are described in management’s report on internal control over financial reporting on page F-3 of this Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2013.

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to internal control over financial reporting is presented on page F-4 of this Annual Report on Form 10-K. In the course of preparing the financial statements as of June 30, 2013, that are included in this Annual Report on Form 10-K, management identified material weaknesses in internal control related to granting and reviewing user access privileges within the Company’s SAP application and over the purchasing, accounts payable, and cash disbursements processes transacted through SAP due to inadequate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. These material weaknesses did not result in material misstatements in the Company’s annual and interim financial statements. These material weaknesses were reported by management to our Audit Committee.

Notwithstanding the identified material weaknesses described in management’s report on internal control over financial reporting, our management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses noted above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names and ages of the directors of the Company immediately prior to completion of the merger with Georgia-Pacific on August 23, 2013 were as follows:

Name	Age	Position(s)	Director of the Company Since
John B. Crowe	66	Chairman of the Board and Chief Executive Officer	2004
Shannon A. Brown	56	Director	2012
George W. Bryan	69	Director	2001
R. Howard Cannon	50	Director	1996
Red Cavaney	70	Director	1996
David B. Ferraro	75	Director	1993
Katherine Buckman Gibson	51	Director	2004
Lewis E. Holland	70	Director	2005
Virginia B. Wetherell	65	Director	2006

The Board consisted of nine directors immediately prior to completion of the merger with Georgia-Pacific on August 23, 2013. Biographical information concerning the directors immediately prior to completion of the merger with Georgia-Pacific on August 23, 2013 is set forth below:

John B. Crowe, age 66, has been a director of Buckeye since August 2004. Since July 2006, he has served as Chairman of the Board and Chief Executive Officer of Buckeye. From April 2003 through June 2006, he served as President and Chief Operating Officer of Buckeye. He was Senior Vice President, Wood Cellulose from January 2001 to April 2003. He joined Buckeye in December 1997 and was Vice President, Wood Cellulose from January 1998 to January 2001. Prior to joining Buckeye, he was Executive Vice President and General Manager at Alabama River Pulp Co., Inc. and Alabama Pine Pulp Co., Inc. from 1994 to 1997. He was Vice President and Site Manager of Flint River Operations, a subsidiary of the Weyerhaeuser Company from 1992 to 1994. From 1979 to 1992, he served in numerous positions with the Procter & Gamble Company. Mr. Crowe is a director of Myers Industries, Inc.

Key Attributes, Experiences and Skills: Mr. Crowe’s service as our Chairman and Chief Executive Officer and his various other management positions with our company provides significant leadership and management experience. Mr. Crowe also provides a deep understanding of our industry, having 32 years of experience in manufacturing, serving in multiple plant manager and site manager roles.

Shannon A. Brown, age 56, was a director of Buckeye from August 2012 to August 2013. Since 2008, Mr. Brown has served as Senior Vice President, HR and Chief Diversity Officer for FedEx Express. From 2005-2008, Mr. Brown served as Senior Vice President, HR and Chief Diversity Officer for FedEx Ground , a provider of transportation, economic and business services. Prior to that, Mr. Brown held various positions at FedEx Express from 1998-2005.

Key Attributes, Experiences and Skills: Mr. Brown provided substantial experience in human resources to our Board, with extensive experience in leadership development, recruitment, employee benefits and compensation. Mr. Brown’s positions as Chief Diversity Officer for FedEx Express and FedEx Ground since 2003 provided our Board with significant leadership experience.

George W. Bryan, age 69, was a director of Buckeye from April 2001 to August 2013. Mr. Bryan served as Chief Executive Officer of Sara Lee Foods from 1998 until his retirement in 2000, and as a Senior Vice President of the Sara Lee Corporation between 1983 and 1998. Mr. Bryan is a director of Regions Financial Corp. Mr. Bryan is also a private real estate developer and President of Old Waverly Properties, LLC.

Key Attributes, Experiences and Skills: Mr. Bryan offered valuable leadership experience as a result of his holding several key positions in a major corporation in the areas of production, sales and marketing. His experience as a member of the board of directors of other public companies also was valuable to Buckeye.

R. Howard Cannon, age 50, a private investor, was a director of Buckeye from 1996 to August 2013. Mr. Cannon resigned from service as an officer of Buckeye in April 2005 to pursue other interests. From April 2003 to April 2005, he served as Senior Vice President, Wood Cellulose. Mr. Cannon was Vice President, Nonwovens Sales from August 2000 to April 2003 and was Manager, Corporate Strategy from November 1999 to August 2000. Before assuming a position with Buckeye, he was President of Dryve, Inc., a company which at one time consisted of 33 dry cleaning operations, a position he had held since 1987.

Key Attributes, Experiences and Skills: As a former officer of the Company, Mr. Cannon provided our Board with a deep and comprehensive knowledge of, and experience with, our company and our industry. Mr. Cannon has important leadership experience; his financial experience and business expertise gained in founding and developing a successful business with 33 locations added value to the Company.

Red Cavaney, age 70, was a director of Buckeye from 1996 to August 2013. From November 2008 until his retirement in January 2013, he was Senior Vice President – Government Affairs of ConocoPhillips Company, an international exploration and production oil company. From 1997 to October 2008, he served as President and Chief Executive Officer of the American Petroleum Institute. He was President, Chief Executive Officer and a director of the American Plastics Council from 1994 to 1997 immediately following service as President of the American Forest & Paper Association and President of its predecessor, the American Paper Institute. He is also a member of the Boards of Directors of the US Chamber of Commerce and the National Association of Manufacturers, as well as past Chairman of the American Society of Association Executives and the American Council on Capital Formation.

Key Attributes, Experiences and Skills: Mr. Cavaney offered deep knowledge of our industry from his positions with the American Forest & Paper Association and the American Paper Institute. Additionally, his knowledge of the energy industry and his understanding of government agencies and government activities were important resources to us. In addition, Mr. Cavaney provided valuable leadership experience as a result of the various executive positions he has held.

David B. Ferraro, age 75, a private investor, was a director of Buckeye from March 1993 to August 2013. From April 2003 through June 2006, he served as Chairman of our Board and our Chief Executive Officer; he retired from the Company in September 2006. From March 1993 to April 2003, he was President and Chief Operating Officer of Buckeye. He was Manager of Strategic Planning of The Procter & Gamble Company from 1991 through 1992. He served as President of Buckeye Cellulose Corporation, then a subsidiary of Procter & Gamble, from 1989 through 1991, as its Executive Vice President and Manager of Commercial Operations from 1987 through 1989, and as its Comptroller from 1973 through 1986.

Key Attributes, Experiences and Skills: As our former Chairman and Chief Executive Officer, Mr. Ferraro offered our Board a deep and comprehensive knowledge of our company, our customers and our industry. Mr. Ferraro also provided valuable financial expertise, having previously served as our chief financial officer.

Katherine Buckman Gibson, age 51, was a director of Buckeye from August 2004 to August 2013. Since April 2000, she has been Chairman of the Board of Directors of Bulab Holdings, Inc., the parent company of Buckman Laboratories International, Inc., or Buckman. From May 1993 to May 2001, she served as Secretary of Buckman and as Vice President-Legal from 1994 to 2001. She also serves as Vice Chairman of Buckman.

Key Attributes, Experiences and Skills: Ms. Buckman Gibson’s service with Buckman, a leading manufacturer of specialty chemicals for aqueous industrial systems serving the pulp and paper, water treatment and leather markets, provided our Board with substantial industry experience. She offered significant leadership experience by virtue of her extensive international commercial experience and her legal and financial education.

Lewis E. Holland, age 70, was a director of Buckeye from September 2005 to August 2013. He is a director of Evolve Bank & Trust. Mr. Holland was President of Henry Turley Company, a real estate company specializing in development of urban communities, from 2001 until his retirement in September 2009. He previously served as Vice Chairman and Chief Financial Officer and also head of ancillary businesses at National Commerce Bancorporation from 1994 until July 2001. From 1989 to 1994, Mr. Holland was a partner with the accounting firm of Ernst & Young LLP where he managed the Memphis audit staff.

Key Attributes, Experiences and Skills: Mr. Holland provided substantial financial expertise to our Board through his positions with Ernst & Young LLP, National Commerce Bancorporation and Evolve Bank & Trust. Mr. Holland also offered leadership experience as a result of his positions as President of Henry Turley Company and Vice Chairman and Chief Financial Officer of National Commerce Bancorporation.

Virginia B. Wetherell, age 65, was a director of Buckeye from May 2006 to August 2013. She is co-founder and a director of Florida Biomass Energy, LLC and serves as President of Wetherell Consulting, Inc., which provides consulting for government regulation and solar assisted Biomass to electricity power plants development and operation. From 1991 to 1998, she served as Secretary to the Florida Department of Environmental Protection. From 1988 to 1991, she served as the Deputy Director to the Florida Department of Natural Resources. From 1982 to 1988, she served as a State Representative to the Florida House of Representatives.

Key Attributes, Experiences and Skills: Ms. Wetherell provided our Board with extensive knowledge of environmental issues through her experience as Secretary to the Florida Department of Environmental Protection and Deputy Director to the Florida Department of Natural Resources. As co-founder and director of Florida Biomass Energy, LLC, she is knowledgeable in the areas of bio-energy and sustainability. Ms. Wetherell also offered leadership experience as a former legislator, a former public servant and as President of Wetherell Consulting, Inc.

Executive Officers

The names, ages and positions held by our executive officers immediately prior to completion of the merger with Georgia-Pacific on August 23, 2013 were:

Name	Age	Position
John B. Crowe	66	Chairman of the Board, Chief Executive Officer and Director
Steven G. Dean	57	Executive Vice President and Chief Financial Officer
Douglas L. Dowdell	55	Executive Vice President, Specialty Fibers
Charles S. Aiken	63	Sr. Vice President, Energy and Sustainability
Sheila Jordan Cunningham	61	Sr. Vice President, General Counsel and Secretary
Paul N. Horne	58	Sr. Vice President, Product and Market Development
Marko M. Rajamaa	52	Sr. Vice President, Nonwovens
Terrence M. Reed	53	Sr. Vice President, Human Resources

Each officer serves until his or her successor is duly elected and qualified.

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

Steven G. Dean

Executive Vice President and Chief Financial Officer

Mr. Dean has served as Executive Vice President and Chief Financial Officer since July 24, 2012. He served as Senior Vice President and Chief Financial Officer from July 2007 to July 2012. He served as Vice President and Chief Financial Officer from July 2006 to July 2007. He served as Vice President and Controller from February 2006 to July 2006. Mr. Dean served as Company Controller from December 2005 to February 2006. Previously, he served as Controller for Buckeye’s Specialty Fibers Division from December 2004 to November 2005 and Controller for Buckeye’s Nonwovens Division from August 2001 to November 2004. Prior to joining Buckeye in 1999, he held various financial management positions with Thomas & Betts and Hewlett-Packard.

Douglas L. Dowdell

Executive Vice President, Specialty Fibers

Mr. Dowdell served as Executive Vice President, Specialty Fibers from July 24, 2012 to August 23, 2013. He served as Senior Vice President, Specialty Fibers from February 2006 to July 2012. He served as Senior Vice President, Nonwovens from February 2005 to February 2006. He served as Vice President, Nonwovens from October 2003 to February 2005. He served as Vice President, Absorbent Wood Fiber Sales from February 2002 to October 2003. He served as Vice President, Nonwovens Business Development from February 2001 to February 2002. He served as Vice President, Absorbent Products Business Development from August 2000 to February 2001. Prior to August 2000 he held several positions in the Company including: Manager, Absorbent Fiber Sales; Manager, Business Development; and Manager, Wood Procurement. He was an employee of Procter & Gamble from 1988 to March 1993.

Charles S. Aiken

Senior Vice President, Energy and Sustainability

Mr. Aiken served as Senior Vice President, Energy and Sustainability from January 1, 2010 to August 23, 2013. He served as Senior Vice President, Manufacturing from October 2003 to January 2010. He served as Senior Vice President, Nonwovens Manufacturing from April 2000 to October 2003. He served as Vice President, Business Systems from April 1998 to April 2000 and as Vice President, Foley Plant from June 1995 to April 1998. He was an employee of Procter & Gamble from 1977 to March 1993.

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

Paul N. Horne

Senior Vice President, Product and Market Development

Mr. Horne served as Senior Vice President, Product and Market Development from February 1, 2006 to August 23, 2013. He served as Senior Vice President, Cotton Cellulose from January 2001 to February 2006. He served as Senior Vice President, Commercial—Specialty Cellulose from July 1997 to January 2001 and as Vice President, North and South American Sales from October 1995 to July 1997. He was an employee of Procter & Gamble from 1982 to March 1993.

Marko M. Rajamaa

Senior Vice President, Nonwovens

Mr. Rajamaa served as Senior Vice President, Nonwovens from October 26, 2006 to August 23, 2013. He served as Vice President, Nonwovens from February 2006 to October 2006 and as Vice President, Nonwovens Sales – Europe and Middle East from January 2002 to February 2006. Previously, he served as Manager, Nonwoven Sales, Europe, Middle East and Africa from 1999 to 2002. Prior to joining Buckeye in 1999, he held various sales management positions with Walkisoft / UPM-Kymmene.

Terrence M. Reed

Senior Vice President, Human Resources

Mr. Reed served as Senior Vice President, Human Resources from July 24, 2012 to August 23, 2013. He served as Vice President, Human Resources from March 2006 to July 2012. Previously he served as Plant Manager, Foley Plant from January 2005 to March 2006 and prior to that he held various manufacturing roles in the Foley Plant. Prior to joining Buckeye in 1995, he was an engineer for American Greetings Corporation from 1992 to 1995 and was an officer in the United States Army from 1983 to 1992.

Corporate Governance Documents

The Code of Business Conduct and Ethics, the Employee Complaint Procedures for Accounting and Auditing Matters, the Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were adopted by us for the purpose of increasing transparency in our governance practices as well as promoting honest and ethical conduct, promoting full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and promoting compliance with all applicable rules and regulations that apply to us and our officers and directors.

Prior to the completion of the merger with Georgia-Pacific, the Code of Business Conduct and Ethics applied to the members of our Board, our Chief Executive Officer and our senior financial officers as well as all our other officers and employees. It provided that any waiver of this code may be made only by our Board. Any waiver in favor of a director or executive officer would have been publicly disclosed. Prior to the completion of the merger with Georgia-Pacific, we disclosed amendments to, and waivers from, the Code of Business Conduct and Ethics, if any, on our website, www.bkitech.com.

Audit Committee

Prior to the completion of the merger with Georgia-Pacific, the Audit Committee consisted of Mr. Lewis E. Holland (Chairman), Mr. Red Cavaney, Mr. R. Howard Cannon, Ms. Katherine Buckman Gibson and Ms. Virginia B. Wetherell, all of whom were independent directors of Buckeye under the listing standards of the NYSE. Our Board has determined that Mr. Holland is an “audit committee financial expert” as such term is defined in the rules of the SEC.

The Audit Committee met six times during fiscal year 2013. Prior to the completion of the merger with Georgia-Pacific, a copy of the Audit Committee charter was available to our stockholders and other interested parties at the Investors tab on our website at www.bkitech.com and was also available in print to any stockholder or other interested party who makes a request to our Corporate Secretary. Ernst & Young LLP served as our independent registered public accounting firm for the fiscal year ended June 30, 2013.

Prior to completion of the merger with Georgia-Pacific, the Audit Committee had the authority and responsibility to:

•	hire one or more independent registered public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control);

•	discuss with the independent registered public accounting firm the results of the annual audit and quarterly reviews;

•	conduct periodic independent reviews of the systems of accounting (including systems of internal control); and

•	make reports periodically to our Board with respect to its findings.

Material Changes to Security Holder Director Recommendation Procedures

On August 23, 2013, our bylaws were amended in connection with the closing of the merger with Georgia-Pacific. The new Bylaws do not provide procedures by which stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The U.S. federal securities laws require our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of any securities of Buckeye. Based on our review of the copies of such reports furnished to Buckeye and written representations by certain reporting persons, we believe all of our officers, directors and greater than 10% beneficial owners made all filings required in a timely manner during the fiscal year ended June 30, 2013.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Prior to completion of the merger with Georgia-Pacific, our primary compensation philosophy was to offer a competitive compensation program that attracts, retains and rewards executive officers who contribute to Buckeye’s long term success and increased stockholder value. Our compensation discussion and analysis discusses the total compensation for our Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers at June 30, 2013, and Kristopher J. Matula (who would have been a named executive officer had he been employed at the end of the last fiscal year) or our “named executive officers.” We historically had a strong “pay for performance” philosophy for our executive compensation program, which was designed to reward executive officers for maximizing our success, as determined by our financial and operational goals and stockholder value creation. We generally rewarded executives for near-term and sustained longer-term financial and operating performance, stockholder value creation and leadership excellence. Compensation opportunities were intended to align the interests of executives with those of our stockholders and encourage them to remain with Buckeye for long and productive careers.

Prior to completion of the merger with Georgia-Pacific, the Compensation Committee regularly reviewed Buckeye’s compensation philosophy and objectives. The Compensation Committee was also responsible for reviewing and approving compensation for Buckeye’s executive officers on an annual basis. Prior to completion of the merger with Georgia-Pacific, a description of the Compensation Committee’s responsibilities was set forth in detail in its charter, which was posted on the Company’s website at www.bkitech.com.

Set forth below is a detailed discussion of the Company’s compensation program for its executive officers in fiscal 2013, when Buckeye was a standalone publicly traded entity.

Executive Summary

Prior to completion of the merger with Georgia-Pacific, we managed our business with the long-term objective of providing value to all of our constituents, namely, stockholders, customers, employees, suppliers, and the communities in which we have a presence. Our compensation programs as a public company were designed to support this overall objective. Our compensation philosophy as a public company was that compensation for all employees, including our named executive officers, should be:

•	fair and equitable when viewed both internally and externally;

•	competitive in order to attract and retain the best qualified individuals; and

•	aligned with performance.

We had designed our compensation programs to reflect each of these characteristics. Our named executive officers received compensation packages that primarily consisted of an annual base salary, short-term incentive awards, and long-term incentive awards. The performance-based incentives (tied to corporate performance, and in some cases, individual performance and strategic business area performance goals) sought to reward both short-term and long-term results and to align the interests of our executive officers and other participants with the interests of our stockholders.

The Compensation Committee approved the short-term and long-term incentive award performance targets for participants, including our named executive officers, in July or August of each year for the fiscal year commencing the prior July 1st. We believe that the performance targets approved by the Compensation Committee were both challenging and realistic, and require participants, including executive officers, to perform at a high level to earn target awards.

Fiscal Year 2013 Financial and Operational Performance

We had strong financial results in fiscal year 2013, but sales and profits were down compared to record levels in 2012, as more specifically described under Item 7 of this Annual Report on Form 10-K. Highlights for fiscal year 2013 include:

•	Net sales of $812 million were down $83 million or 9% from record 2012 level

•	Operating income of $121 million down $43 million compared to 2012

•	Net income of $89 million down $1 million compared to 2012

•	Good Progress on Specialty Expansion Startup and Product Qualification

•	Nonwovens operating income up $9 million compared to 2012 as we closed Delta, Canada facility and successfully transferred business to Gaston and Steinfurt facilities

•	Cash and short-term investments exceed debt for first time in Company history

Our fiscal year 2013 performance was a key factor in the compensation decisions for the fiscal year, as more specifically discussed below. Fiscal year 2013 short-term incentive award opportunities were tied to our annual operating plan at target (50%) levels, and were heavily weighted toward financial performance metrics including cash flow, earnings per share, and return on invested capital. Actual performance on these metrics was below plan levels on a total Company level and for our Specialty Fibers segment. All three of these key financial metrics were negatively impacted by reduced fluff pulp prices and unfavorable sales mix due to weak market conditions in Europe. As a result, short-term incentives earned in Fiscal Year 2013 were below target award levels.

Summary of Fiscal Year 2013 Named Executive Officers’ Compensation

•	Annual Base Salary. In fiscal year 2013, our named executive officers received annual base salary increases ranging from 3.0% to 8.7%. The increases to the base salaries of Mr. Dean and Mr. Dowdell were effective August 1, 2012 and were made in connection with their respective promotions on August 1, 2012. All other changes were effective as of October 1, 2012. Please note, due to Mr. Matula’s resignation, his salary was not increased in fiscal 2013.

•	Short-Term Incentive Awards. Prior to completion of the merger with Georgia-Pacific, we had two short-term incentive plans in which our executive officers participated: the “All Employee Bonus” plan in which most of our employees participated and the “At-Risk Incentive Compensation”, or “ARC” plan in which our named executive officers and certain other employees participated. Both short-term incentive compensation programs were performance-based and were designed to reward employees, including executive officers, for their contributions to Buckeye based primarily on objective, measurable criteria. For the executive officers there was no subjective component of the incentive opportunity. The Compensation Committee established various quantitative operational and performance targets for both the All Employee Bonus plan and the ARC plan. The Compensation Committee reviewed attainment of relevant goals for these areas each year. For each executive officer, the maximum award under the All Employee Bonus plan is capped at 15% of base salary. In fiscal 2013, maximum award opportunities under the ARC plan were capped at 165% of base salary for the Chief Executive Officer, 120% of base salary for the Executive Vice Presidents, and 90% of base salary for each of the other named executive officers (other than Mr. Matula who did not have an incentive opportunity due to his resignation). The Compensation Committee determined that the target award opportunity for each of the executive officers was 50% of the maximum award opportunity. As discussed in more detail below, the Compensation Committee determined that our named executive officers partially satisfied most of the quantitative performance measures under both short-term incentive plans between threshold and target levels, earning on average 36% of maximum awards under the ARC plan and approximately 50% of maximum awards under the All Employee Bonus plan. Accordingly, the Compensation Committee awarded the following short-term incentive awards to our named executive officers:

Name	All Employee Bonus Plan Achievement as a % of Base Salary	All Employee Bonus Plan Award	At Risk Incentive Compensation Plan Achievement as a % of Base Salary	At Risk Incentive Compensation Plan Award	Aggregate Short Term Incentive Awards
John B. Crowe	7.43%	$57,362	56.73%	$438,217	$495,579
Steven G. Dean	7.44%	$29,016	41.37%	$161,348	$190,364
Kristopher J. Matula	—%	$—	—%	$—	$—
Paul N. Horne	7.48%	$28,050	42.93%	$135,472	$163,522
Douglas L. Dowdell	7.43%	$27,863	36.13%	$160,980	$188,843
Sheila Jordan Cunningham	7.38%	$26,554	34.51%	$124,250	$150,804

•	Long-Term Incentive Awards. Prior to completion of the merger with Georgia-Pacific, the Company’s long-term, performance-based compensation was stock-based and was designed to align the interests of management with the interests of our stockholders. Expressed as percentages of salary, maximum awards in fiscal 2013 were equal to 180% for the Chief Executive Officer, 90% for the Executive Vice Presidents, and 60% for other named executive officers. In July 2012, named executive officers received equity grants provided through a mix of stock options, service-based restricted stock, and performance shares tied to Buckeye’s 3-year total shareholder return relative to industry peers. The target equity award mix was weighted 50% toward performance share grants, 25% toward service-based restricted stock and 25% toward stock options.

Significant Compensation Practices and Recent Modifications

Prior to completion of the merger with Georgia-Pacific, our compensation programs, practices, and policies were reviewed and reevaluated on an ongoing basis. We historically modified our compensation programs to address evolving best practices and changing regulatory requirements. Listed below are some of our more significant practices and recent modifications.

•	Performance-Based Pay. As discussed above, as a public company we had a strong pay for performance philosophy. For fiscal year 2013, approximately 45% to 61% of target total pay levels for our named executive officers were variable and tied to financial, operating, or stock price performance. Additionally, approximately 53% to 73% of target total pay for our named executive officers was provided in the form of short-term and long-term incentives.

•	Increased Emphasis on Performance Share Grants. Beginning in Fiscal 2013, performance share grants will represent half (compared with 33% previously) of the target long-term incentive award mix for senior executives. This change was made to further strengthen the link between executive pay and long-term performance.

•	Compensation Risk Assessment. We conducted a compensation risk assessment and concluded that our compensation policies and practices did not encourage excessive or unnecessary risk-taking and were not reasonably likely to have a material adverse effect on Buckeye.

•	Cash Retention Bonuses. Due to the merger with Georgia-Pacific, we were precluded under the terms of the Merger Agreement from making customary equity grants to our employees; accordingly to encourage employee retention up to and through the closing of the merger, and in lieu of annual equity grants that would have occurred in July 2013, the Compensation Committee made grants of cash retention bonuses to certain Company employees, including all of the named executive officers, which are generally contingent on the recipient remaining employed by the Company through the Closing.

•	Independent Compensation Committee. During fiscal 2013, each member of the Compensation Committee was independent as defined in the corporate governance listing standards of the NYSE and our director independence standards.

•	Independent Compensation Consultant. In Fiscal Year 2013, the Compensation Committee engaged Pearl Meyer & Partners to provide independent outside compensation consulting.

Compensation Consultant

To assist the Compensation Committee in assessing the market competitiveness of our compensation program and establishing executive compensation for fiscal 2013, the Compensation Committee retained Pearl Meyer & Partners, which is a nationally recognized compensation consulting firm, to:

•	compile market data and business performance statistics of comparable companies for Compensation Committee comparison and review,

•	summarize trends and developments affecting executive compensation,

•	provide guidance on compensation structure as well as levels of compensation for our senior executives and the Board,

•	review equity grant practices and other topics as requested by the Compensation Committee, and

•	participate in Compensation Committee meetings

Beginning in 2010, the Compensation Committee elected to have a comprehensive executive compensation study conducted on an annual basis. The most recent Pearl Meyer & Partners study was completed in May 2012. In light of the pending acquisition by Georgia-Pacific, the Compensation Committee determined that it was not necessary to update the study in fiscal year 2013. Pearl Meyer & Partners reports directly to the Compensation Committee, which directs its work, and regularly participates in Compensation Committee meetings. The Compensation Committee has the sole authority to establish the nature and scope of Pearl Meyer & Partners’ engagement, to approve Pearl Meyer & Partners’ fees and to terminate Pearl Meyer & Partners’ engagement. Pearl Meyer & Partners does not provide any services to Buckeye other than those requested by the Compensation Committee with respect to executive compensation. Based on these considerations, the Compensation Committee determined that the advice it received from Pearl Meyer & Partners is independent and objective.

All of the decisions with respect to determining the amount or form of compensation for our named executive officers are made by the Compensation Committee and may reflect factors and considerations other than the information and advice provided by Pearl Meyer & Partners.

Components of Buckeye’s Compensation Program for Executive Officers

Prior to completion of the merger with Georgia-Pacific, our executive compensation program consisted of the following key components:

•	base salary,

•	annual performance-based incentive compensation,

•	long-term equity-based incentives, consisting of stock options, restricted stock and performance shares,

•	health and welfare benefits,

•	severance and change in control benefits,

•	cash retention bonus opportunities, and

•	retirement benefits.

Process for Determining Compensation for Named Executive Officers

As a public company, we followed a two-phase process. In the first phase, the Compensation Committee engaged a compensation consultant to conduct a competitive compensation analysis of all primary pay components, including base salary, total cash compensation (base salary plus short-term incentive compensation) and total direct compensation (base salary plus short-term incentives plus the annualized value of long-term incentives). The Compensation Committee generally targeted total direct compensation at the 50th percentile relative to comparable organizations at a target level of performance. Actual pay levels may be higher or lower, based on our actual versus planned performance and other factors as noted below. In the second phase, we considered many factors in determining appropriate compensation levels for each executive officer. These considerations may include:

•	our analyses of competitive compensation practices;

•	the Compensation Committee’s evaluation of the named executive officers;

•	individual performance and contributions to performance goals;

•	Buckeye performance, including comparisons to market and peer benchmarks;

•	operational management, such as project milestones and process improvements;

•	internal working and reporting relationships and our desire to encourage collaboration and teamwork among our executive officers;

•	individual expertise, skills and knowledge;

•	leadership, including developing and motivating employees, collaborating within the company, attracting and retaining employees and personal development;

•	labor market conditions, the need to retain and motivate, the potential to assume increased responsibilities and the perceived long-term value to the company; and

•	information and advice from an independent, third-party compensation consultant engaged by the Compensation Committee.

We did not have a pre-defined framework that determines which of these factors may be more or less important, and the emphasis placed on specific factors varied among the executive officers. Ultimately, it was the Compensation Committee’s judgment of these factors along with competitive data that formed the basis for determining the Chief Executive Officer’s compensation. The Compensation Committee and our Chief Executive Officer followed a similar practice to determine the basis of the other named executive officers’ compensation.

Compensation Benchmarking

The Compensation Committee used a peer group to evaluate the targeted compensation levels and types of reward programs offered to our named executive officers against those of comparable companies in a peer group recommended by the compensation consultant and approved by our Compensation Committee. The selection of a peer group generally was driven by selecting organizations that:

•	are similar to Buckeye in terms of size (i.e., revenue, net income, market capitalization), industry and/or global presence; and

•	have executive officer positions that are comparable to Buckeye in terms of breadth, complexity and scope of responsibilities.

The peer group approved and used by the Compensation Committee for the most recent market pay analysis was comprised of the following publicly traded companies, most of which are in the pulp and paper industry:

Aep Industries, Inc.	P. H. Glatfelter Company	KapStone Paper & Packaging Corporation
Fuller (H.B.) Co.	Neenah Paper Inc.	Omnova Solutions Inc.
Louisiana-Pacific Corp.	Rayonier Inc.	Schweitzer-Mauduit International, Inc.
Packaging Corporation of America	Wausau Paper Corp.
Tredegar Corporation	Clearwater Paper Corp.

Management and the Compensation Committee, with assistance from our independent compensation consultant, regularly evaluated the marketplace to ensure that our compensation programs remained competitive. Data from published compensation surveys were used generally to assess the competitiveness and the reasonableness of awards. Composite market values developed by our independent compensation consultant for our named executive officers were generally based on an equally weighted blend of peer group proxy pay data and published survey data for comparably-sized organizations. The Compensation Committee, however, did not believe that compensation levels and design should be based exclusively on benchmarking and, therefore, considered various business factors and committee members’ own experiences.

Base salary and overall compensation were generally targeted to be within a competitive range of the 50th percentile of comparable organizations, although individual variances may have occurred depending on a named executive officer’s experience and performance. In making pay determinations, the Compensation Committee also took other factors into consideration, such as corporate and individual performance, the specific roles, responsibilities and qualifications of each executive officer, time in position, and macroeconomic conditions. The Compensation Committee believed that executive officer compensation should be aligned with our near-term and long-term business objectives and performance in order to ensure the commitment of our executive officers to our continued success. Consequently, a significant portion of executive officer annual compensation was “at risk” and depended upon Buckeye’s and each individual executive’s performance against quantitative and qualitative performance criteria established annually. To encourage each executive officer’s contribution to our long-term growth and profitability and to further enhance stockholder value and promote alignment with stockholder interests, the compensation program included an equity-based component. In establishing the specific components of executive compensation for fiscal 2013, the Compensation Committee based its decisions in part on the information and recommendations provided to it by Pearl Meyer & Partners.

Consideration and Effect of the Results of the Most Recent Stockholder Advisory Vote on Executive Compensation in Determining Compensation Policies and Decisions

In determining executive compensation for 2013, our Board of Directors considered our stockholders’ overwhelming approval of our executive compensation program at our October 23, 2012 Annual Meeting of Stockholders, with our “say on pay” proposal receiving the support of approximately 96% of all votes cast. We believed that our stockholders appreciated and recognized the relationship between compensation and our Company’s performance. As a result, our Board of Directors continued to apply the same principles and philosophy it has used in previous years in determining executive compensation.

Our stockholders voted in favor of an advisory vote on executive compensation every year at the Annual Meeting of Stockholders held on October 23, 2012; however, due to the closing of the transaction contemplated by the merger and because no annual meeting will be held this year, the Company will not be holding an advisory vote on executive compensation this year.

Roles of Executive Officers, Consultants and Advisers in Establishing Compensation

The Compensation Committee’s Role. The Compensation Committee’s primary responsibility was the establishment and approval of compensation levels and compensation programs for our executive officers. In the case of our Chief Executive Officer, the Compensation Committee made recommendations to the independent directors of the Board with respect to equity awards. Compensation decisions were designed to promote the achievement of our business objectives and strategy; therefore, the planning and evaluation of performance were continuous processes. Many of the compensation decisions for the executive officers generally were made annually during the July and August meetings of the Compensation Committee and the Board of Directors. Prior to the completion of the merger with Georgia-Pacific, the Compensation Committee’s Charter was posted on our corporate website (www.bkitech.com). The Compensation Committee met as necessary to enable it to fulfill its responsibilities. The Chairperson of the Compensation Committee was responsible for leadership of the Compensation Committee, presiding over its meetings, making committee assignments and reporting the Compensation Committee’s actions to the Board from time to time (but were at least once each year) as requested by the Board. The Chairperson, with the assistance of management, also set the agenda for Compensation Committee meetings.

Among other things, the Compensation Committee was authorized to conduct or commission studies of matters within its scope of responsibilities and was allowed to retain, at the Company’s expense, independent counsel or other consultants necessary to assist the Compensation Committee in any such studies.

In developing its views, the Compensation Committee believed that it was advisable to obtain input from management and from consultants retained by the Compensation Committee. While the recommendations of management and the Compensation Committee’s consultants provided valuable guidance, the Compensation Committee ultimately made all final decisions in carrying out its responsibilities and determining compensation levels and structure. While the Compensation Committee was allowed to delegate any of its responsibilities to a subcommittee comprised of two or more members of the Compensation Committee, and was allowed to delegate authority to make grants and awards under any equity-based plan to the Chief Executive Officer with such limitations as determined by the Compensation Committee and as may be required by law or the listing standards of the NYSE, the Compensation Committee made no such delegation of its responsibilities. Prior to completion of the merger with Georgia-Pacific, all members of the Compensation Committee were independent non-employee directors.

Management’s Role. The significant aspects of management’s role in the compensation process were:

•	Recommending business performance targets and objectives and providing background information about the underlying strategic objectives;

•	Evaluating employee performance;

•	Recommending cash compensation levels and equity awards;

•	The General Counsel worked with the Compensation Committee Chairperson to establish the agenda for Compensation Committee meetings;

•	The Chief Executive Officer generally made recommendations to the Compensation Committee regarding salary increases for executive officers (other than the Chief Executive Officer) during the regular merit increase process;

•	The Chief Executive Officer provided his perspective on recommendations provided by the consulting firm hired by the Compensation Committee regarding compensation program design issues; and

•	Other executive officers, at the request of the Compensation Committee, worked with the outside consultants hired by the Compensation Committee, to provide data about past practices, awards, costs and participation in various plans, as well as information about our annual and longer-term goals.

When requested by the Compensation Committee, selected executive officers may have been asked to also review consultant recommendations on plan design and structure and provide a perspective to the Compensation Committee on how these recommendations affected us from an administrative, accounting, tax or similar perspective. The other named executive officers did not play a role in their own compensation determination, other than discussing individual performance objectives with the Chief Executive Officer.

The Role of Advisors and Consultants. By the terms of its charter, the Compensation Committee was permitted to retain and dismiss compensation consultants and to approve their compensation, and the consultants reported directly to the Compensation Committee. The Compensation Committee’s compensation consultant is authorized to communicate with members of management as necessary. For executive compensation awarded in 2013, Mr. Crowe was assisted by certain members of senior management as well as the Compensation Committee’s compensation consultant in reviewing the competitive landscape for executive talent and structuring the types and levels of executive compensation for review by the Compensation Committee.

Use of Tally Sheets

As part of the Compensation Committee’s efforts to review and structure executive compensation, the Compensation Committee reviewed tally sheets for executive compensation, inclusive of the value of equity awards. The tally sheets assisted the Compensation Committee in understanding the levels of executive compensation and benefits that have been, and may be, received by our executive officers, as well as realized and unrealized gains from equity awards and potential payouts upon various termination of employment scenarios.

Timing of Awards

We never “back-dated” any equity awards and had a policy against “backdating” of stock options or other such awards. In addition, we adhered to the following policies as to the granting of equity awards (please note, as of April 23, 2013, pursuant to the terms of the Merger Agreement, the Company was precluded from granting any equity awards to its employees, including its named executive officers):

•	The exercise price of each stock option awarded to our senior executives and other employees was the closing price of our stock on the date of grant, which generally was the date of the Compensation Committee meeting at which equity awards were approved. Board and committee meetings generally were scheduled at least one year in advance. Scheduling decisions were made without regard to anticipated earnings or other major announcements by us. We prohibited the re-pricing of stock options without prior stockholder approval.

•	The grant date for equity awards, including stock options, was the date of approval of the grants, or a specified later date.

•	Except as set forth above, we did not have any program, plan or practice to time stock option grants to executive officers in coordination with the release of material non-public information.

Recovery of Compensation in Certain Instances

If the Compensation Committee and the Board of Directors determined that an executive officer had engaged in fraudulent behavior or intentional misconduct, including with regard to the reporting of our performance, the Compensation Committee and the Board of Directors would have immediately taken corrective action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoer as would be appropriate. Discipline could have varied depending on the facts and circumstances, and could include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of our financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that was greater than would have been paid or awarded if calculated based on the restated financial results. Additionally, pursuant to the Amended and Restated Buckeye Technologies Inc. 2007 Omnibus Incentive Compensation Plan, any awards granted after adoption of such plan were specifically subject to such clawback or recoupment policies that the Compensation Committee may have adopted from time to time. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities. As a public company, we had never determined that an executive officer had engaged in fraudulent behavior or intentional misconduct.

Stock Ownership Guidelines

At the recommendation of the Compensation Committee, the Board adopted stock ownership guidelines for our senior executives to further align their interests with stockholders by promoting long-term equity ownership. Although the guidelines were initially expressed as a multiple of each executive’s base salary (ranging from 1X to 3X base salary), the Board approved a policy of translating the stock ownership guidelines into a specific number of shares based on the price of our stock at a specific point in time to minimize the impact of stock price volatility on required ownership levels. The Board initially established the stock ownership requirements on April 29, 2008. However, the Compensation Committee periodically reviews and re-evaluates these targets. Based on the Compensation Committee’s recommendation, in August 2011, the Board approved the following revised guidelines:

Officer	Required Ownership of Company Stock
Chief Executive Officer	Lesser of 6X annual base salary or 240,864 shares
Executive Vice Presidents	Lesser of 4X annual base salary or 2X base salary / $9.03
Senior Vice Presidents	Lesser of 2X annual base salary or 1X base salary / $9.03

The guidelines doubled the original required ownership levels to be more in line with competitive practice. The revised guidelines are also intended to provide more flexibility to covered executives in terms of required ownership levels instead of merely utilizing fixed share levels as the original program did. Share ownership levels associated with the revised salary multiples were calculated each year based on our 30 day average closing stock price leading up to the fiscal year end.

For the purpose of these guidelines, stock ownership included shares over which an individual has direct or indirect ownership or control, including restricted stock, but did not include unexercised stock options or unearned performance shares. Management had five years from the later of the date the Board adopted the guidelines and the date on which an individual first became subject to the guidelines to accumulate the required stock ownership.

Base Salary Determination for Executive Officers

Prior to completion of the merger with Georgia-Pacific, in determining base salaries, the Compensation Committee considered individual and corporate performance, levels of responsibility, length of time in the position, prior experience, breadth of knowledge, competitive pay practice in the pulp and paper industry and related industries, including the peer group compensation information, and the level of competition among companies in our industry to attract and retain talented leaders. Additionally, the Compensation Committee also factored in promotions a named executive officer may have received or increases in responsibilities that a named executive officer may have been asked to undertake in setting such named executive officer’s base compensation.

The Compensation Committee reviewed executive officers’ salaries annually at the end of the fiscal year and considered the base salaries for the upcoming fiscal year, taking into consideration market data provided by the compensation consultant and the executives’ roles and responsibilities, performance and experience in their respective positions. Our policy was to review and adjust the salaries of our United States based employees, including our named executive officers, on October 1 of each year, provided that, as in the current fiscal year, if a named executive officer received a promotion or an increase in responsibilities off cycle, then the Compensation Committee was permitted to adjust such officer’s base compensation at such time.

For fiscal year 2013, the Compensation Committee established the following base salaries, effective as of October 1, 2012, except that with respect to Mr. Dean and Mr. Dowdell the base salary increases were effective August 1, 2012 and were made in connection with their respective promotions, to our named executive officers:

Named Executive Officer	Prior Base Salary	Base Salary as of October 1, 2012
John B. Crowe	$750,000	$772,500
Steven G. Dean	$365,000	$390,000
Kristopher J. Matula*	$485,000	$0
Paul N. Horne	$360,000	$375,000
Douglas L. Dowdell	$345,000	$375,000
Sheila Jordan Cunningham	$340,000	$360,000

*	Mr. Matula’s employment with the Company terminated on August 31, 2012, prior to the date reflected in the table.

The Compensation Committee took into account the results of the Pearl Meyer & Partners engagement, each component of compensation, and the average salary increase company-wide, and increased the executive officers’ base salaries to the levels indicated in the above table. Based on the most recent Pearl Meyer & Partners study, fiscal 2013 salaries fell within a competitive range (defined as +/- 15%) of the market 50th percentile for all named executive officers.

On August 1, 2012, Mr. Dean was promoted from Senior Vice President and Chief Financial Officer to the position of Executive Vice President and Chief Financial Officer and Mr. Dowdell was promoted from Senior Vice President, Specialty Fibers Division, to Executive Vice President, Specialty Fibers Division. Each such executive received increased responsibilities in light of these promotions. Accordingly, the Compensation Committee determined their respective increases in base salary based in large part to these respective promotions.

What Buckeye’s Short-Term Incentive Compensation Programs are Designed to Reward and How they Work

During fiscal 2013, our short-term incentive compensation programs consisted of the “All Employee Bonus” plan that allowed most of our employees, including our executive officers, to earn bonuses of up to 15% of their base salary depending upon our business performance measured against specific annual targets. Executive officers and certain other employees also participated in our At-Risk Compensation, or “ARC,” bonus plan. The primary purpose of the ARC program is to align a meaningful portion of pay to the attainment of short-term goals in support of our annual business plan. ARC participants were eligible to receive a bonus (with maximum award opportunities in fiscal 2013 ranging from 30% to as much as 165% of the actual amount paid to an employee as salary during the measurement period, depending on position) based on a combination of Buckeye’s business performance and the individual’s role in contributing to the success of Buckeye.

The short-term incentive compensation programs were intended to compensate named executive officers and other participants for achieving our annual financial and operating goals at corporate and business unit levels. The Compensation Committee believed that this feature of compensation motivated executive officers to strive to attain our annual goals. Our Board of Directors annually reviewed and approved an overall business strategy for Buckeye. The Compensation Committee reviewed our financial and operating results in order to determine the performance level achieved in connection with the executive’s attainment of quantitative goals. The weight of each performance factor varied by participant in the plan. When setting the goals for these performance metrics, the Compensation Committee established levels that were both challenging and realistic, taking into consideration management plans and forecasts, our prior performance, peer company results, macroeconomic conditions and market expectations for Buckeye. The Compensation Committee generally set target award funding, associated with achieving budgeted goals at 50% of maximum award opportunities for fiscal 2013.

All Employee Bonus Plan. To align employees with the Company’s strategic goals and to foster an environment of Company-wide teamwork and a sense of site cohesiveness, the “All Employee Bonus” for fiscal year 2013 had two components: a Company-wide portion and a site-specific portion. Under the Company-wide component, employees were eligible to earn a bonus of up to 6% of their annual salary if we achieved a Company-wide performance target. Under the site-specific component, employees were eligible to earn an additional bonus of up to 9% of their annual salary based on achieving performance targets related to particular business objectives tailored to their specific site. Each site had a safety goal, a cash flow goal, and a quality goal pertinent to the site’s business situation, as shown in the following table:

“All Employee Bonus”
	Measure	Percentage of Annual Salary*
Company-wide Portion	Adjusted earnings before interest and taxes (EBIT)	Up to 6%
Site-Specific Portion	Safety Site Cash Flow Quality/Customer Satisfaction	Up to 3% Up to 3% Up to 3%
	Potential Total Bonus	Up to 15%

*	The cash flow incentive of one of our sites was up to 6% with no quality goal due to minimal off-quality production at that site.

We set challenging performance targets under our incentive compensation plans and required demanding performance targets to be significantly exceeded in order for maximum potential bonus opportunities to be earned. Thus, for a named executive officer to receive the full bonus potential of 15% of salary, the challenging corporate and site impact performance targets had to be exceeded. For purposes of determining fiscal 2013 award opportunities under this and other incentive compensation plans, the Compensation Committee used actual base salary earned during the fiscal year including the sum of any lump sum payments. For each named executive officer, the annual incentive compensation, as a percentage of base salary, and the weighting among the individual criteria, is outlined below:

	Maximum Bonus Opportunity
	Adjusted EBIT(1)	Cash Flow (2)	Safety (3)	Quality (4)	Total
John B. Crowe	6%	3%	3%	3%	15%
Steven G. Dean	6%	3%	3%	3%	15%
Kristopher J. Matula*	—	—	—	—	—
Paul N. Horne	6%	3%	3%	3%	15%
Douglas L. Dowdell	6%	3%	3%	3%	15%
Sheila Jordan Cunningham	6%	3%	3%	3%	15%

*	Because Mr. Matula ceased to be an officer on August 7, 2012, and ceased to be a Buckeye employee on August 31, 2012, the Compensation Committee did not set any bonus targets for Mr. Matula in fiscal 2013.
(1)	Earnings before interest and taxes adjusted to exclude certain amounts such as amortization of intangibles, restructuring charges, asset impairment, and unbudgeted expenses related to strategic growth initiatives (primarily related to Georgia-Pacific merger).
(2)	Operating cash flow excluding restructuring costs, unallocated selling, research and administrative expense, interest expense and income tax expense.

(3)	Our safety goals as measured by total incident rate, or TIR, which is a mathematical calculation that describes the number of recordable job-related injuries and diseases that occurred per 100 full-time employees in any given time frame. It is based on a rate of 200,000 labor hours, which equates to 100 employees, who work 40 hours per week, and who work 50 weeks per year.
(4)	The quality measure for specialty fibers facilities was based on the relationship of imperfect tons produced to total tons produced. An imperfect ton is any material which is rejected or requires deviation/concession for the customer to accept. The quality measure for nonwoven materials facilities was based on yield. Yield measures the percentage of tons produced in relation to the raw materials that are used in the production process. The quality performance was determined for each of our facilities and each facility’s bonus amount was based on that facility’s quality performance target. The quality performance bonus payout for our four largest facilities was averaged and that average quality performance bonus payout determined the amount of bonus paid to the named executive officers for the quality portion of the “All Employee Bonus.”

For each component, the Compensation Committee established threshold, target and superior performance goals and corresponding award opportunities. For results in between the designated performance targets, straight line interpolation was used to determine award payout levels. The percentage of the fiscal 2013 maximum award opportunity earned at various levels of performance is reflected in the following table:

Percent of Criteria Opportunity Earned
Threshold	0%
Target	50%
Superior	100%

The performance targets established for the All Employee Bonus for fiscal 2013 were:

	All Employee Bonus Plan Goals
	(dollars in millions)
Bonus Performance Level	Buckeye Adjusted EBIT	Company Cash Flow	Company Safety	Company Quality
Threshold	$138.0	$140.0	2.6	0%
Target	$154.1	$222.4	2.2	50%
Superior	$170.2	$250.0	1.8	100%

Under the All Employee Bonus plan, 15% of company-wide Adjusted EBIT above a designated threshold level goes into the award pool up to a maximum of $170.2 million. For fiscal year 2013, the threshold Adjusted EBIT level was $138 million. Site-specific goals vary by location.

After reviewing Buckeye’s performance under the metrics described above, the Compensation Committee concluded that awards were earned between threshold and target levels for all measures. Resulting total award payouts for named executive officers were equal to approximately 7.48% of salary.

The table below sets forth the amounts received under each specific component of the “All Employee Bonus” by our named executive officers based upon the achievement of the performance levels discussed above. These amounts also are reported in the “Non-Equity Incentive Plan Compensation (All Employee Bonus)” column of the Summary Compensation Table below.

Named Executive Officer	Adjusted EBIT	Cash Flow	Safety	Quality	Total
John B. Crowe	8,666	$6,365	$23,006	$19,325	$57,362
Steven G. Dean	$4,383	$3,220	$11,638	$9,775	$29,016
Kristopher J. Matula*	—	—	—	—	$0
Paul N. Horne	$4,238	$3,112	$11,250	$9,450	$28,050
Douglas L. Dowdell	$4,209	$3,092	$11,175	$9,387	$27,863
Sheila Jordan Cunningham	$4,011	$2,947	$10,650	$8,946	$26,554

*	Because Mr. Matula ceased to be an officer on August 7, 2012 and ceased to be a Buckeye employee on August 31, 2012, the Compensation Committee did not set any bonus targets for Mr. Matula in fiscal 2013.

At Risk Incentive Compensation Plan. The primary purpose of the ARC program was to align a meaningful portion of pay to the attainment of short-term goals in support of our annual business plan. ARC participants were eligible to receive a bonus based on a combination of Buckeye’s business performance and the individual’s role in contributing to the success of Buckeye. Any bonuses payable under the ARC to any participant at the level of Senior Vice President and above were tied solely to objective measures.

Each named executive officer’s goals and target performance levels were established based on a mix of company-wide measures and, in certain cases, performance measures more directly linked to the executive’s specific role and responsibilities. The Chief Executive Officer recommended to the Compensation Committee proposed measures and targets for each executive officer (other than the Chief Executive Officer). The Compensation Committee then reviewed and approved the measures and targets based on assessment of probability of attainment, market conditions and our overall performance. Fiscal year 2013 ARC performance goals and targets for executive officers were approved by the Compensation Committee at its meeting held in August 6, 2012. When setting ARC goals and corresponding award opportunities, the intent was to provide for total cash compensation levels that were comparable with the market median when challenging performance goals were achieved and above the market median when goals were exceeded.

Fiscal 2013 maximum ARC bonus opportunities were equal to 165% of base salary for the Chief Executive Officer, 120% of base salary for the Executive Vice Presidents, and 90% of base salary for other named executive officers. The following table summarizes the breakout of maximum award opportunities across the various performance metrics for each named executive officer:

	Maximum Bonus Opportunity (as % of Salary)
	Cash Flow (1)	Earnings Per Share (2)	Return on Invested Capital (3)	Total Stockholder Return (4)	Safety (5)	Quality (6)	Total
John B. Crowe	55%	27.5%	33%	22%	13.75%	13.75%	165%
Steven G. Dean	40%	20%	25%	15%	10%	10%	120%
Kristopher J. Matula*	—	—	—	—	—	—	—%
Paul N. Horne	40%	—	20%	10%	10%	10%	90%
Douglas L. Dowdell	40%	20%	25%	15%	10%	10%	120	%(7)
Sheila Jordan Cunningham	30%	10%	20%	10%	10%	10%	90%

*	Because Mr. Matula’s ceased to be an officer on August 7, 2012 and ceased to be a Buckeye employee on August 31, 2012, the Compensation Committee did not set any bonus targets for Mr. Matula in fiscal 2013.
(1)	Operating cash flow excluding restructuring costs, unallocated selling, research and administrative expense, interest expense and income tax expense.
(2)	Earnings per share adjusted to exclude restructuring costs, fuel tax credits (“CBC”), asset impairment charges, gain on sale of assets, and expenses related to strategic growth initiatives and the Georgia-Pacific merger.

(3)	Return on invested capital is equal to the quotient obtained by dividing (a) gross margin less selling, research, administrative and amortization expenses multiplied by one minus the company-wide effective tax rate by (b) the sum of the annual averages of net accounts receivable, inventory, prepaid expenses and other, property plant and equipment, other non-current assets less current liabilities.
(4)	This measure compares one-year total shareholder return, as measured by stock price appreciation plus dividend reinvestment, for Buckeye versus a peer group of thirteen companies. The peer group used for total shareholder return comparisons is identical to the previously referenced comparator group used in the market pay analysis.
(5)	The target for the safety portion of the ARC bonus was based on our achieving an improvement in our safety performance, as measured by TIR.
(6)	The quality measure for specialty fibers facilities was based on the relationship of imperfect tons produced to total tons produced. An imperfect ton is any material which is rejected or requires deviation/concession for the customer to accept. The quality measure for nonwoven materials facilities was based on yield. Yield measures the percentage of tons produced in relation to the raw materials that are used in the production process. The quality performance was determined for each of our facilities and each facility’s bonus amount was based on that facility’s quality performance target. The quality performance bonus payout for our four largest facilities was averaged and that average quality performance bonus payout determined the amount of bonus paid to the named executive officers for the quality portion of the ARC bonus.
(7)	Included in the cash flow bonus opportunity, Mr. Dowdell has bonus opportunity (as a percentage of base salary) of 20% related to Wood cash flow and 10% related to Memphis cash flow.

For each component, the Compensation Committee established threshold, target and superior performance goals and corresponding award opportunities. For results in between the designated performance targets, straight line interpolation was used to determine award payout levels. The percentage of the maximum opportunity earned is reflected in the following table:

Percent of Criteria Opportunity Earned
Threshold	0%
Target	50%
Superior	100%

The performance targets established for the ARC Plan for fiscal 2013 were (dollars in millions, except per share numbers):

Bonus Performance Level	Buckeye Cash Flow	Earnings Per Share	Return on Invested Capital	Total Stockholder Return (percentile)		Safety	Company Quality	Wood Cash Flow (1)	Memphis Cash Flow (1)
Threshold	$140	$2.25	11.0%	25th	%	2.6	0%	$110	$23
Target	$222.4	$2.55	15.7%	50th	%	2.2	50%	$155.2	$35.6
Superior	$250	$2.85	17.0%	75th	%	1.8	100%	$175	$40

(1)	relates only to Mr. Dowdell’s ARC bonus opportunity

After reviewing Buckeye’s performance under the quantitative metrics described above, the Compensation Committee concluded that awards were earned at maximum for the Company Safety metric, and, in the case of Mr. Dowdell, at maximum for the cash flow component for our Memphis plant and below threshold for our Wood business unit, and between target and maximum levels for the Company Quality metric. For all other components, awards were earned between threshold and target levels. Resulting total payouts for our named executive officers ranged from approximately 35% to 40% of maximum opportunities, reflecting stretch performance goals.

The table below sets forth the amounts received under each-specific component of the ARC by our named executive officers based upon the achievement of the performance levels discussed above. These amounts also are reported in the “Non-Equity Incentive Plan Compensation (ARC Bonus)” column of the Summary Compensation Table below.

Named Executive Officer	Buckeye Cash Flow	Earnings Per Share	Return on Invested Capital	Total Stockholder Return	Safety	Quality	Memphis Cash Flow	Total
John B. Crowe	$117,782	$35,148	$58,421	$33,068	$105,445	$88,353	—	$438,217
Steven G. Dean	$43,330	$12,930	$22,388	$11,405	$38,792	$32,503	—	$161,348
Kristopher J. Matula*	—	—	—	—	—	—	—	$0
Paul N. Horne	$41,887	—	$17,314	$7,350	$37,500	$31,421	—	$135,472
Douglas L. Dowdell	$10,402	$12,417	$21,498	$10,951	$37,250	$31,212	$37,250	$160,980
Sheila Jordan Cunningham	$29,740	$5,917	$16,390	$6,958	$35,500	$29,745		$124,250

*	Mr. Matula’s employment with the Company terminated on August 31, 2012 and accordingly did not receive a bonus under the ARC.

What Buckeye’s Long-Term Incentive Compensation Program is Designed to Reward and How it Works

The Compensation Committee believed that long-term incentives, particularly equity-based awards, provided the strongest alignment between stockholders and executive officers. Therefore, a significant portion of our executive officers’ total compensation was provided in the form of equity. Long-term incentives could have included: restricted cash awards; stock options; performance shares; restricted stock; restricted stock units; stock appreciation rights; dividend equivalents; stock awards; and other stock-based awards. Some incentives, such as stock options, were specifically designed to provide rewards based on stock price appreciation, while others, such as restricted stock and performance shares, delivered rewards based upon generating long-term stockholder returns through business building efforts.

The Compensation Committee made annual awards of long-term incentive compensation in the July-August period after the end of our fiscal year. This allowed the Committee to evaluate the results of the just-completed fiscal year when approving equity grants, and at the same time when bonus award determinations are made.

Our long-term incentives were evaluated independently and in the context of total compensation. Based on recommendations from the Compensation Committee’s compensation consultant, the Compensation Committee approved fiscal 2013 target long-term incentive award opportunities for named executive officers ranging from 60% to 180% of base salary, with awards provided through an equal value mix of stock options, performance shares, and service-based restricted stock. Restricted stock grant levels were calculated using our closing stock price on the date of grant, performance share grant levels were calculated based on a Monte Carlo binomial pricing model, and stock option grant levels were calculated using the Black-Scholes option pricing model. As previously noted, in fiscal 2013, performance shares represented half (vs. 33% previously) of the target award mix for executives at the level of senior vice president and above. The Compensation Committee made this change to further strengthen the alignment between executive compensation and long-term performance.

Stock options and service-based restricted shares granted in fiscal 2013 vest in three equal annual increments, beginning on the first anniversary of grant. If earned, performance shares were scheduled to vest at the end of the three-year performance cycle based on Buckeye’s 3-year total shareholder return relative to industry peers as shown in the following table:

Buckeye 3-Year Total Shareholder Return Percentile vs. Peers	% of Target Shares Earned
25th Percentile	25%
50th Percentile	50%
75th Percentile or Greater	100%

For performance results between designated levels, straight-line interpolation was used to determine the number of shares earned. No shares will be earned if Buckeye’s 3-year total shareholder return was below the peer group 25th percentile. To earn the full target number of shares, performance had to be at or above the 75th percentile. Dividends on performance shares were only paid to the extent shares were earned.

In July 2012, the Compensation Committee approved the following target grants to named executive officers as shown in the following table:

Name	Target Performance Shares (# of Shares)	Stock Options (# of Shares)	Restricted Stock (# of Shares)
Mr. Crowe	29,827	19,702	11,483
Mr. Dean	7,258	4,794	2,794
Mr. Matula	—	—	—
Mr. Horne	4,772	3,152	1,837
Mr. Dowdell	6,860	4,531	2,641
Ms. Jordan Cunningham	4,507	2,977	1,735

*	Mr. Matula’s employment with the Company terminated on August 31, 2012 and accordingly he did not receive any equity grants.

Under the terms of the Merger Agreement, all equity granted in 2012, along with all unvested equity grants made prior to 2012 will vest upon the closing of the transactions contemplated by the Merger Agreement.

During fiscal 2013, the Compensation Committee also awarded restricted stock to our named executive officers under the Buckeye Technologies Inc. Restricted Stock Plan, as amended (the “Restricted Stock Plan”) in the following share amounts: Mr. Crowe, 1,636; Mr. Dean, 389; Mr. Matula, 0; Mr. Horne, 602; Mr. Dowdell, 496 and Ms. Jordan Cunningham, 373. These grants represent Employee Retirement Income Security Act (“ERISA”) cap awards that provide additional benefits to officers that cannot be credited under Buckeye’s defined contribution retirement plan due to IRS limits on qualified retirement plans. These grants are subject to forfeiture in certain conditions, but generally vest upon a participant’s voluntary termination from Buckeye on or after age 62, or sooner, in the event of death, disability, voluntary termination on or after age 55 with the approval of the Chief Executive Officer, or a change in control of Buckeye.

Cash Retention Bonuses

The Merger Agreement precluded Buckeye from making any equity grants to its employees. The Compensation Committee recognized that the equity component represented a substantial portion of each named executive officer’s total compensation opportunity. Additionally, the Compensation Committee determined that Buckeye could not afford to lose its key employees, especially its named executive officers prior to the closing of the merger. Accordingly, on May 23, 2013, the Compensation Committee decided to grant retention bonuses to its key employees, including the named executive officers, in substitution for the typical equity grants that Buckeye otherwise would have made in July 2013. The cash retention award opportunities for named executive officers were equal to 50% of target long-term incentive award values. The cash retention bonuses were generally contingent on the recipient remaining employed by the Company through the closing of the merger (provided that such closing occurs on or before May 31, 2014). The bonuses were also payable if the recipient’s employment was terminated by the Company without cause or due to the death or disability of the recipient. The named executive officers each received a bonus opportunity in the following amounts:

Named Executive Officer	Retention Award
John B. Crowe	$695,250
Steven G. Dean	$175,500
Kristopher J. Matula*	$—
Paul N. Horne	$108,000
Douglas L. Dowdell	$168,750
Sheila Jordan Cunningham	$108,000

*	Mr. Matula did not receive a cash grant because his employment terminated prior to the date such grants were made.

Health and Welfare Benefits

We offered a group insurance program consisting of life, disability and medical and dental insurance benefit plans that cover all full-time management and administrative employees (as well as certain full-time plant employees). Aside from the annual recalibration of benefit costs and the associated premium changes that affect all participants, no significant changes were made to our health and welfare benefits for executive officers during 2013.

Retirement Plans

The purpose of our retirement plans was to provide an incentive for employees to save for their retirement income needs and to provide additional compensation to attract and retain employees. Our retirement plans encouraged our employees to stay with Buckeye throughout their careers and rewarded sustained and significant contributions to Buckeye’s success by adding to financial security upon retirement.

Defined Contribution Plan. The Buckeye Retirement Plan was a defined contribution retirement plan covering substantially all of our U.S. employees, including executive officers. Contributions to the Retirement Plan consisted of (1) Company contributions of 1% of the employee’s gross compensation plus 1/2% for each year of service, up to a maximum of 11% of the employee’s gross compensation and (2) Company matching contributions equal to $0.50 for each $1.00 of the employee’s 401(k) contributions, up to a maximum annual matching contribution of $2,000 per employee (or 4% of such employee’s compensation, if less). Effective July 1, 2013, the cap on the matching contribution was raised to $5,000 per employee (or 6% of such employee’s compensation, if less).

Retirement Replacement Plan. Under the Buckeye Retirement Replacement Plan, officers having less than 20 years of Buckeye service received annual cash awards. The awards were intended to compensate the recipients to provide an additional benefit to officers with years of valuable experience that could not have been credited under Buckeye’s defined contribution plan. Under the Retirement Replacement Plan, certain executive officers were eligible to receive a cash payment for the fiscal year equal to the difference between (A) the contribution that would have been made to his or her account under the Retirement Plan for the fiscal year had he or she been credited with an additional number of years of service as determined by (1) the Compensation Committee, in the case of the Chief Executive Officer, or (2) by the Chief Executive Officer, in the case of any other employee, and (B) the contribution that was actually credited to his or her account under the Retirement Plan for the fiscal year. Payments made under the Retirement Replacement Plan were capped at 4% of the executive’s gross pay as defined under the Retirement Plan.

Other Benefits Executive Officers Receive

We provided limited perquisites and other benefits to our executive officers. Any perquisites that were received by named executive officers are reflected in the Summary Compensation Table.

Description of Agreements with Executive Officers

Although we had no formal, written severance plan that applies to our executive officers, we did have a practice of paying severance to our executive officers. Generally, we paid our executive officers one week’s pay for each year of service, with a minimum of two months’ pay and a maximum of six months’ pay, as a result of termination of their employment by the Company other than for “cause.”

We have entered into change in control agreements with our Chief Executive Officer and each of our Executive Vice Presidents and Senior Vice Presidents. We also had a change in control agreement with Mr. Matula, our former Chief Operating Officer, who ceased to be an employee of Buckeye on August 31, 2012. The specific provisions of the change in control agreements are described below under “Potential Payments Upon Termination or Change of Control”. None of our named executive officers had an employment agreement.

In August 2011, the Board approved various changes to the change in control agreements to bring them more in line with best competitive practice. These changes included eliminating the “modified single trigger” or “walk away” provision within the agreements with our Chief Executive Officer and former Chief Operating Officer that previously allowed for severance benefits in the event they chose to terminate employment for any reason within a 30 day period following the one year anniversary of a change in control. Going forward, all agreements require both the occurrence of a change in control and a qualifying termination of employment (i.e., “double trigger”) in order to receive cash severance benefits. Within all agreements, the bonus definition contained in the severance formula was changed from the highest bonus over the preceding 3 years to the target bonus opportunity in the year of termination, again to reflect best competitive practice. All agreements had previously provided for a tax gross-up in the event of a violation of Section 409A of the Internal Revenue Code, which tax gross-up was deleted. Additionally, all agreements were modified so that change in control benefits are only capped at the safe harbor limit (generally 2.99 times 5-year average W-2 income) if the net after-tax value is greater than or equal to the net after-tax value associated with uncapped payouts (i.e., a “best net” approach). However, Buckeye did not, under any circumstance, provide gross-up payments for any excise taxes or penalties associated with change in control benefits.

These change in control agreements allowed us to attract and retain qualified executives. These agreements were intended to ensure that the Company had the continued dedication and undivided loyalty of our executive officers, and that our executive officers would be able to objectively judge potential takeovers in terms of the potential benefit to stockholders without being distracted by personal concerns over job security and possible reductions to their income and benefits. When establishing our change of control agreements, the Compensation Committee intended to provide executive officers with adequate financial security so that they could focus on achieving successful business continuity. We believed that the provision of severance and benefits and change in control protection for certain of our executive officers was consistent with market practice, was a valuable executive talent retention provision, and was consistent with the objectives of our overall executive compensation program.

Mr. Matula resigned from the Company’s Board of Directors and from his officer positions with Buckeye on August 7, 2012 and ceased to be a Buckeye employee on August 31, 2012. The actual payments made to Mr. Matula upon his termination of service are disclosed below under the caption “Potential Payments Upon Termination or Change of Control”.

Events After June 30, 2013

On August 12, 2013, the Compensation Committee approved the award to certain employees of the Company of cash payments in lieu of the value of the restricted stock that would otherwise have been awarded to each such employee under the formula set forth in the Company’s Restricted Stock Plan with respect to fiscal 2013. Pursuant to the terms of the Merger Agreement, the Company was precluded from granting any equity to employees, even under the terms of existing plans, such as the Restricted Stock Plan. Accordingly, the Compensation Committee decided to grant unrestricted cash awards to certain employees, including in each of the named executive officers, in lieu of the value of the equity grant that such employee would have received under the terms of the Restricted Stock Plan. Accordingly, each named executive officer will receive a cash award in the following amount:

Named Executive Officer	Retention Award
John B. Crowe	$49,297
Steven G. Dean	$12,224
Kristopher J. Matula*	$—
Paul N. Horne	$15,414
Douglas L. Dowdell	$15,027
Sheila Jordan Cunningham	$10,706

*	Mr. Matula did not receive a cash grant because his employment terminated prior to the date such grants were made.

Tax and Accounting Considerations

Although the accounting and tax treatment of executive compensation generally had not been a factor in the Compensation Committee’s decisions regarding the amounts of compensation paid to our executive officers, it had been a factor in the compensation mix as well as the design of compensation programs. As further described below, for example, we had attempted to structure our compensation to maximize the tax benefits to the Company (e.g., deductibility for tax purposes).

Section 162(m) of the Internal Revenue Code generally imposes a $1 million limit on the deductibility of certain compensation paid to certain executive officers of public companies. Compensation in excess of $1 million may still be deductible notwithstanding Section 162(m) if such compensation is payable solely on account of the attainment of one or more objective performance goals and meets other requirements imposed by Section 162(m). The Compensation Committee attempted to maximize deductibility of compensation under Section 162(m) to the extent practicable while maintaining a competitive, performance-based compensation program. However, the Compensation Committee reserved the right to award compensation which it deemed to be in our best interest and in the best interest of our stockholders, but which may not have been fully tax deductible under Section 162(m).

We provided our named executive officers with change in control agreements. Internal Revenue Code Section 4999 imposes a 20% non-deductible excise tax on the recipient of an “excess parachute payment,” and Code Section 280G disallows the tax deduction to the payor of any amount of excess parachute payment that is contingent upon a change in control. A payment as a result of a change in control must exceed 2.99 times the executive’s base amount in order to be considered an excess parachute payment, and then the excise tax is imposed on the parachute payments that exceed the executive’s base amount. In adopting the change in control agreements with named executive officers, discussed above and described in greater detail in the “Potential Payments Upon Termination or Change in Control” section below, the Compensation Committee provided for a potential decrease in the amount that would be payable to each named executive officer if the resulting net after-tax value is greater than or equal to the net after-tax value of uncapped payouts. However, no gross-up payments were or will be provided for any excise taxes or penalties associated with any potential excess parachute payments.

Compensation-Related Risk Assessment

SEC regulations require that we assess our compensation policies and practices and determine whether those policies and practices are reasonably likely to result in a material adverse effect upon Buckeye. Based upon a review by the Compensation Committee and management of our compensation policies and practices, we have determined that compensation policies and practices as of June 30, 2013, were not reasonably likely to result in a material adverse effect on Buckeye. In reaching this conclusion, we considered the multiple performance metrics in the annual incentive plan, combination of short-term and longer-term incentives, use of multi-year vesting periods for equity grants and stock ownership guidelines for executive officers.

SUMMARY COMPENSATION TABLE

This table discloses compensation for Buckeye’s Named Executive Officers for fiscal years 2011, 2012 and 2013.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus (“Retirement Replacement Plan”) ($)[1]		Stock Awards ($)[2]		Option Awards ($)[2]		Non-Equity Incentive Plan Compensation (“All Employee Bonus”) ($)		Non-Equity Incentive Plan Compensation (“At-Risk Compensation Bonus”) ($)		All Other Compensation ($)(3)			Total ($)
John B. Crowe, Chairman and Chief Executive Officer	2013 2012 2011	$ $ $	766,875 743,750 716,667	$ $ $	15,954 21,111 23,399	$ $ $	985,344 759,133 707,995	$ $ $	337,509 365,535 337,501	$ $ $	57,362 30,866 105,552	$ $ $	438,217 442,308 1,028,417	$ $ $	64,235 58,724 51,255		$ $ $	2,665,496 2,421,427 2,970,786
Steven G. Dean, Senior Vice President and Chief Financial Officer (4)	2013 2012 2011	$ $ $	387,917 358,750 340,000	$ $ $	12,084 14,228 14,735	$ $ $	239,513 143,117 139,993	$ $ $	82,125 68,565 68,002	$ $ $	29,016 14,888 49,948	$ $ $	161,348 126,388 291,040	$ $ $	26,987 24,981 23,156		$ $ $	938,990 750,917 926,874

Kristopher J. Matula, President and Chief Operating Officer (5)	2013 2012 2011	$ $ $	80,833 477,500 471,000	$ $	— 5,437 7,705	$ $	— 296,398 294,032	$ $	— 137,645 136,498	$ $	— 19,816 69,452	$ $	— 226,096 535,998	$ $ $	988,359 43,020 38,558	(6)	$ $ $	1,069,192 1,205,912 1,553,243

Paul N. Horne, Senior Vice President, Product and Market Development	2013 2012 2011	$ $ $	375,000 364,500 362,250		— — —	$ $ $	167,011 155,838 153,687	$ $ $	53,996 70,586 69,999	$ $ $	28,050 15,127 53,416	$ $ $	135,472 129,142 303,566	$ $ $	41,012 38,977 36,774		$ $ $	800,541 774,170 979,692

Douglas L. Dowdell, Senior Vice President, Specialty Fibers (4)	2013 2012 2011	$ $ $	372,500 340,000 322,083		— — —	$ $ $	229,919 140,396 121,939	$ $ $	77,619 65,552 58,000	$ $ $	27,863 14,110 47,341	$ $ $	160,980 151,980 268,134	$ $ $	35,573 35,036 34,299		$ $ $	904,454 747,074 851,796

Sheila Jordan Cunningham Senior Vice President, General Counsel and Secretary	2013		$355,000		—		$152,351		$50,998		$26,554		$124,250		$31,993			$741,146

(1)	Amounts in the Bonus column represent amounts earned in fiscal years 2013, 2012 and 2011 under the Retirement Replacement Plan.
(2)	The amounts shown in these columns reflect the full grant date fair value of restricted stock awards, performance shares and options granted in 2013, 2012 and 2011 determined in accordance with FASB ASC Topic 718 in the year of grant. For additional information regarding the assumptions used to calculate fair value, please refer to the “Stockholders’ Equity” note to our audited financial statement in this Annual Report on Form 10-K. The value of the performance shares in the table has been calculated based on the probable outcome of the performance condition applicable to such performance shares. If instead the maximum number of shares were earned at the end of the performance period, then the value of performance shares based on the value of the stock at the grant date ($29.39) would be $876,616 for Mr. Crowe; $213,313 for Mr. Dean; $0 for Mr. Matula; $140,249 for Mr. Horne; $201,615 for Mr. Dowdell and $132,461 for Ms. Jordan Cunningham.
(3)	Amounts in the “All Other Compensation” column for 2013 are comprised of the following: Defined Contribution Plan (Mr. Crowe, $22,500; Mr. Dean, $20,000; Mr. Matula, $12,490; Mr. Horne, $27,500; Mr. Dowdell, $27,500;and Ms. Jordan Cunningham $22,500); 401(k) match ($2,000 for each of Messrs. Crowe, Dean, Matula and Horne and for Ms. Jordan Cunningham and $282 for Mr. Dowdell); and dividends paid on unvested restricted stock (Mr. Crowe, $39,735; Mr. Dean, $4,987; Mr. Matula, $3,869; Mr. Horne, $11,512; Mr. Dowdell, $7,731; and Ms. Jordan Cunningham $7,493).
(4)	Promoted to Executive Vice President as of July 24, 2012.
(5)	Mr. Matula resigned from his positions as President and Chief Operating Officer and as a member of our board of directors effective August 7, 2012.

(6)	Pursuant to a separation agreement with Mr. Matula dated July 24, 2012, Mr. Matula (i) received a lump sum payment of $970,000, (ii) received full and immediate vesting of all time-vested restricted stock and all options awarded to him under the Company’s 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”), (iii) received an extension of the exercise period on each such option, until the earlier of (x) August 31, 2014 or (y) the original expiration date of such option, (iv) retained a pro rata portion of the performance share awards made to him in July 2010 and July 2011, which were paid when the performance conditions on such awards were satisfied or vested and were converted into the right to receive $37.50 per share in cash, without interest and subject to withholding of any taxes required by applicable law on August 23, 2013 in accordance with the terms of the Merger Agreement.

GRANTS OF PLAN-BASED AWARDS

The following Grants of Plan-Based Awards table provides additional information regarding the non-equity and equity incentive plan awards granted to the Named Executive Officers during fiscal year 2013.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John B. Crowe,			$690,188	$1,380,375
Chairman and Chief Executive Officer (4)	7/24/12							11,483				$337,485
	7/24/12									19,702	$29.39	$337,509
	7/24/12				7,457	29,827	29,827					$602,804
	10/25/12							1,636	(3)			$45,055
Steven G. Dean,			$261,844	$523,688
Senior Vice President and Chief Financial Officer (5)	7/24/12							2,794				$82,116
	7/24/12									4,794	$29.39	$82,125
	7/24/12				1,815	7,258	7,258					$146,684
	10/25/12							389	(3)			$10,713
Kristopher J. Matula,
President and Chief Operating Officer (6)

Paul N. Horne,			$196,875	$393,750
Senior Vice President, Product and Market Development (7)	7/24/12							1,837				$53,990
	7/24/12									3,152	$29.39	$53,996
	7/24/12				1,193	4,772	4,772					$96,442
	10/25/12							602	(3)			$16,579

Douglas L. Dowdell,			$251,438	$502,875
Senior Vice Specialty Fibers (8)	7/24/12							2,641				$77,618
	7/24/12									4,531	$29.39	$77,619
	7/24/12				1,715	6,860	6,860					$138,641
	10/25/12							496	(3)			$13,660
Sheila Jordan Cunningham			$186,375	$372,750
Senior Vice President, General Counsel and Secretary (9)	7/24/12							1,735				$50,992
	7/24/12									2,977	$29.39	$50,998
	7/24/12				1,127	4,507	4,507					$91,086
	10/25/12							373	(3)			$10,273

(1)	The amounts earned by each Named Executive Officer under each of the “All Employee Bonus” and the “ARC Bonus” are set forth in the “Non-Equity Incentive Plan Compensation” columns, and designated as “All Employee Bonus” or “At-Risk Compensation Bonus,” in the Summary Compensation Table.
(2)	Represent performance shares awarded under the 2007 Plan, which are discussed in the Compensation Discussion and Analysis above. Awards are capped at the target number of shares.
(3)	These grants represent ERISA cap awards that provide additional benefits to officers that cannot be credited under Buckeye’s defined contribution retirement plan due to IRS limits on qualified retirement plans. These grants vest upon a voluntary termination of employment from Buckeye on or after age 62, or sooner, in the event of death, disability, voluntary termination on or after age 55 with the approval of the Chief Executive Officer, or a change in control of Buckeye.
(4)	Mr. Crowe’s target payout under the “All Employee Bonus” and ARC Bonus were $637,313 and $57,937, respectively, with a maximum possible payout of $1,274,625 and $115,875, respectively.
(5)	Mr. Dean’s target payout under the “All Employee Bonus” and ARC Bonus were $234,000 and $29,250, respectively, with a maximum possible payout of $468,000 and $58,500, respectively.
(6)	Due to Mr. Matula’s termination of employment with the Company on August 31, 2012, he did not receive any plan-based awards in the current fiscal year.

(7)	Mr. Horne’s target payout under the “All Employee Bonus” and ARC Bonus were $168,750 and $28,125, respectively, with a maximum possible payout of $337,500 and $56,250, respectively.
(8)	Mr. Dowdell’s target payout under the “All Employee Bonus” and ARC Bonus were $225,000 and $28,125, respectively, with a maximum possible payout of $450,000 and $56,250, respectively.
(9)	Ms. Jordan Cunningham’s target payout under the “All Employee Bonus” and ARC Bonus were $162,000 and $27,000, respectively, with a maximum possible payout of $324,000 and $54,000, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table discloses outstanding stock option awards and restricted stock awards for the named executive officers as of June 30, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John B. Crowe,	24,156			$9.03	4/29/18	83,110	(2)	$3,078,394	85,912	(6)	$3,182,180
Chief Executive Officer	33,699	16,850	(3)	$10.39	7/20/20	10,828	(3)	$401,069
	6,632	13,264	(4)	$28.49	7/26/21	8,482	(4)	$314,173
		19,702	(5)	$29.39	7/24/22	11,483	(5)	$425,330
Steven G. Dean,	4,000			$10.77	4/20/14	7,770	(2)	$287,801	18,337	(6)	$679,202
Senior Vice President and Chief Financial Officer	8,000			$7.62	10/12/15	2,182	(3)	$80,821
	9,778			$9.03	4/29/18	1,591	(4)	$58,931
	12,790			$4.04	4/28/19	2,794	(5)	$103,490
	6,790	3,395	(3)	$10.39	7/20/20
	1,244	2,488	(4)	$28.49	7/26/21
		4,794	(5)	$29.39	7/24/22
Kristopher J. Matula, President and Chief Operating Officer (7)						—		—	14,095	(6)	$522,079
Paul N. Horne,		3,495	(3)	$10.39	7/20/20	27,308	(2)	$1,011,488	16,177	(6)	$599,196
Senior Vice President, Product and Market Development	1,281	2,561	(4)	$28.49	7/26/21	2,246	(3)	$83,192
		3,152	(5)	$29.39	7/24/22	1,638	(4)	$60,672
						1,837	(5)	$68,042
Douglas L. Dowdell,		2,896	(3)	$10.39	7/20/20	16,178	(2)	$599,233	16,617	(6)	$615,494
Senior Vice President, Specialty Fibers	1,190	2,378	(4)	$28.49	7/26/21	1,861	(3)	$68,931
		4,531	(5)	$29.39	7/24/22	1,521	(4)	$56,338
						2,641	(5)	$97,823
Sheila Jordan Cunningham	25,000			$10.77	4/20/14	16,313	(2)	$604,234	14,502	(6)	$537,154
Senior Vice President, General Counsel and Secretary	11,973			$9.03	4/29/18	1,925	(3)	$71,302
	13,231			$4.04	4/28/19	1,521	(4)	$56,338
	5,991	2,995	(3)	$10.39	7/20/20	1,735	(5)	$64,264
	1,190	2,378	(4)	$28.49	7/26/21
		2,977	(5)	$29.39	7/24/22

(1)	Based on closing price of Buckeye stock on June 28, 2013 of $37.04.
(2)	Represents the number of unvested shares of restricted stock granted as ERISA cap awards through June 30, 2013, as described in the Compensation Discussion and Analysis above. These awards vest upon a voluntary termination of employment from Buckeye on or after age 62, or sooner, in the event of death, disability, voluntary termination on or after age 55 with the approval of the Chief Executive Officer, or a change in control of Buckeye.
(3)	Options and time-vested stock awards under the 2007 Plan granted in fiscal year 2011 vest at the rate of 1/3 per year, commencing one year from the date of grant of July 20, 2010.
(4)	Options and time-vested stock awards under the 2007 Plan granted in fiscal year 2012 vest at the rate of 1/3 per year, commencing one year from the date of grant of July 26, 2011.

(5)	Options and time-vested stock awards under the 2007 Plan granted in fiscal year 2013 vest at the rate of 1/3 per year, commencing one year from the date of grant of July 24, 2012.
(6)	Unvested performance shares granted (i) in fiscal 2013 as follows: Mr. Crowe, 29,827 shares, Mr. Dean, 7,258 shares, Mr. Matula, 0 shares, Mr. Horne, 3,152 shares, Mr. Dowdell, 6,860 shares, and Ms. Jordan Cunningham 4,507 shares (ii) in fiscal 2012 as follows: Mr. Crowe, 15,906 shares, Mr. Dean, 2,984 shares, Mr. Matula, 5,989 shares, Mr. Horne, 3,072 shares, Mr. Dowdell, 2,852 shares and Ms. Jordan Cunningham 2,852 shares, and (iii) in fiscal 2011 as follows: Mr. Crowe, 40,179 shares, Mr. Dean, 8,095 shares, Mr. Matula, 16,250 shares, Mr. Horne, 8,333 shares, Mr. Dowdell, 6,905 shares, and Ms. Jordan Cunningham 7,143 shares. The vesting of the performance shares is tied to three-year performance cycles.
(7)	Upon Mr. Matula’s separation from service, all unvested options vested and were to remain exercisable for two years from the separation date. On August 23, 2013, pursuant to the terms of the Merger Agreement, all unexercised options to purchase our common stock were cancelled and in exchange therefore each former holder of such options became entitled to receive a payment in cash (subject to any withholding or other tax required by applicable law) of an amount equal to the product of (i) the total number of shares of our common stock subject to such option immediately prior to its cancellation and (ii) the excess, if any of $37.50 per share over the exercise price per share subject to such option. Time-vested stock awards under the 2007 Plan vested immediately. 72.35% of the 2011 performance shares granted will remain outstanding and will vest based on the Company’s performance over the three-year cycle. 27.65% of this grant was forfeited. 39.05% of the 2012 performance shares granted will remain outstanding and will vest based on the Company’s performance over the three-year cycle. 60.95% of this grant was forfeited. On August 23, 2013, pursuant to the terms of the Merger Agreement, all performance shares held by Mr. Matula vested and were converted into the right to receive $37.50 per share in cash, without interest and subject to withholding of any taxes required by applicable law.

OPTION EXERCISES AND STOCK VESTED

The following Named Executive Officers exercised options and acquired stock through the vesting of restricted stock awards in fiscal year 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
John B. Crowe, Chairman and Chief Executive Officer	165,427	$3,443,542	15,069	$458,248
Steven G. Dean, Senior Vice President and Chief Financial Officer	4,000	$72,920	2,977	$90,587
Kristopher J. Matula, President and Chief Operating Officer	37,970	$753,187	13,549	$411,913
Paul N. Horne, Senior Vice President, Product and Market Development	8,640	$206,428	3,064	$93,235
Douglas L. Dowdell, Senior Vice President, Specialty Fibers	2,895	$50,305	2,621	$79,673
Sheila Jordan Cunningham Senior Vice President, General Counsel and Secretary	—	—	2,686	$81,675

(1)	Stock awards vesting were granted under the 2007 Omnibus Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Change in Control Agreements

On August 2, 2011, the Board authorized the compensation committee to enter into amended and restated change in control agreements (the “Change in Control Agreements”) with the chief executive officer, chief operating officer or any senior vice president of the company. These are “double trigger” agreements pursuant to which such executive officer or senior vice president will be paid a lump sum payment if there is (1) a change in control of Buckeye and (2) a termination of the executive officer’s employment, either by Buckeye without “cause” or by the executive with “good reason” within two years following the change in control (as such terms are defined in the Change in Control Agreements, as summarized below). If both a change of control and such a termination occur, then, pursuant to the Change in Control Agreement, the executive is entitled to receive the following benefits:

•	a lump sum severance payment;

•	continued medical coverage; and

•	accelerated vesting of outstanding restricted stock and option awards (our restricted stock plan and option plans also include a provision that accelerates vesting upon a change in control).

Described below are the circumstances that would trigger our obligation to make payments subsequent to a change in control, the payments and benefits that would be paid and how the determination of those payments and benefits is made.

Payments and Benefits

For our Chief Executive Officer, the severance payment is equal to three times the sum of the executive’s highest base salary in the three years preceding termination and the target bonus for the year of termination, and medical coverage will be continued for three years following the executive’s termination. For Executive Vice Presidents and Senior Vice Presidents, the severance payment is equal to two times the sum of the executive’s highest base salary in the three years preceding termination and the target bonus for the year of termination, and medical coverage will be continued for two years following the executive’s termination. Notwithstanding the foregoing, Mr. Matula’s Change in Control Agreement was terminated upon his separation of service with the Company on August 31, 2012, accordingly he was no longer entitled to any benefits or payments pursuant to such agreement as of June 30, 2013.

Change in Control

Generally the Change in Control Agreements define “Change in Control” as:

•	an acquisition of 25% or more of our voting securities;

•	a merger or similar transaction resulting in current stockholders owning 75% or less of the common stock and voting securities of the corporation or entity resulting from such transaction;

•	a substantial asset sale or our liquidation or dissolution; or

•	a change in a majority of the members of our Board.

Termination without “Cause” or Resignation for “Good Reason”

Each Change in Control Agreement defines “cause” as the executive officer’s:

•	willful and material failure to follow lawful instructions;

•	willful gross misconduct or negligence resulting in material injury to us; or

•	conviction of a felony or any crime involving fraud or dishonesty, including any offense that relates to Buckeye’s assets or business or the theft of our property.

Each Change in Control Agreement defines “good reason” as, without the executive’s consent:

•	a material reduction in duties, responsibilities, reporting obligations or authority or a material change in title or position;

•	a failure to pay compensation or benefits when due, or a reduction in compensation or benefits (other than generally applicable benefit reductions), or the discontinuance of existing incentive and deferred compensation plans;

•	a relocation of the place of principal employment by more than 50 miles;

•	Buckeye fails to obtain assumption of the change in control agreement by an acquirer; or

•	the procedures outlined in the change in control agreement for terminating the executive’s employment are not followed.

Non-Competition; Non-Solicitation; Confidentiality

Pursuant to the terms of the Change in Control Agreements, each executive officer may not, during the term of his or her employment with us or thereafter, divulge our confidential information except as required by law or to enforce the executive’s rights against us.

If a change of control occurs and an executive officer is terminated or resigns, then for one year the executive may not:

•	solicit our customers or prospective customers;

•	solicit our employees;

•	establish a business that competes with us;

•	work for a business that competes with us;

•	invest in business that competes with us; or

•	interfere with our customer or supplier relationships.

Cash Bonus Letter Agreements

Effective as of May 23, 2013, Buckeye entered into a cash bonus letter agreement with each of its named executive officers. Under the terms of each such letter, each named executive officer will receive a cash bonus payable within 30 days following the closing of the merger, in the following amounts:

Named Executive Officer	Cash Bonus
John B. Crowe	$695,250
Steven G. Dean	$175,500
Kristopher J. Matula*	$—
Paul N. Horne	$108,000
Douglas L. Dowdell	$168,750
Sheila Jordan Cunningham	$108,000

The following tables reflect potential termination benefits or change in control payments to our named executive officers (other than Mr. Matula) had a triggering event occurred on June 30, 2013, however as the merger with Georgia-Pacific has been completed, which triggered the vesting of the equity awards, the equity awards are valued at $37.50 the transaction price, instead of $37.04, the price on June 30, 2013.

John B. Crowe, Chief Executive Officer	Cash					Perquisites/ Benefits ($)		Equity ($)		Other ($)		Total ($)
	Scheduled Severance ($)		Bonus Severance ($)		Retention Bonus ($)
After a Change in Control
Change in Control Without Termination	—		—		$695,250	—		$8,229,161	(1)	—		$8,924,411
Termination by Buckeye without Cause	$2,317,500	(2)	$2,085,750	(3)	$695,250	$48,774	(4)	$8,229,161	(1)	$(2,765,286	)(5)	$10,611,149
Termination by Buckeye with Cause	—		—		$695,250	—		$8,229,161	(1)	—		$8,924,411
Termination for Good Reason by Executive	$2,317,500	(2)	$2,085,750	(3)	$695,250	$48,774	(4)	$8,229,161	(1)	$(2,765,286	)(5)	$10,611,149
Termination without Good Reason by Executive	—		—		$695,250	—		$8,229,161	(1)	—		$8,924,411

Steven G. Dean, Executive Vice President and Chief Financial Officer	Cash					Perquisites/ Benefits ($)		Equity ($)		Other ($)		Total ($)
	Scheduled Severance ($)		Bonus Severance ($)		Retention Bonus ($)
After a Change in Control
Change in Control Without Termination	—		—		$175,500	—		$1,378,610	(1)	—		$1,554,110
Termination by Buckeye without Cause	$780,000	(2)	$526,500	(3)	$175,500	$45,482	(4)	$1,378,610	(1)	$(633,747	)(5)	$2,272,345
Termination by Buckeye with Cause	—		—		$175,500	—		$1,378,610	(1)	—		$1,554,10
Termination for Good Reason by Executive	$780,000	(2)	$526,500	(3)	$175,500	$45,482	(4)	$1,378,610	(1)	$(633,747	)(5)	$2,272,345
Termination without Good Reason by Executive	—		—		$175,500	—		$1,378,610	(1)	—		$1,554,110

Paul N. Horne Senior Vice President, Product and Market Development	Cash					Perquisites/ Benefits ($)		Equity ($)		Other ($)		Total ($)
	Scheduled Severance ($)		Bonus Severance ($)		Retention Bonus ($)
After a Change in Control
Change in Control Without Termination	—		—		$108,000	—		$1,988,593	(1)	—		$2,096,593
Termination by Buckeye without Cause	$750,000	(2)	$393,750	(3)	$108,000	$45,482	(4)	$1,988,593	(1)	$(630,354	)(5)	$2,655,471
Termination by Buckeye with Cause	—		—		$108,000	—		$1,988,593	(1)	—		$2,096,593
Termination for Good Reason by Executive	$750,000	(2)	$393,750	(3)	$108,000	$45,482	(4)	$1,988,593	(1)	$(630,354	)(5)	$2,655,471
Termination without Good Reason by Executive	—		—		$108,000	—		$1,988,593	(1)	—		$2,096,593

Douglas L. Dowdell Executive Vice President, Specialty Fibers	Cash					Perquisites/ Benefits ($)		Equity ($)		Other ($)		Total ($)
	Scheduled Severance ($)		Bonus Severance ($)		Retention Bonus ($)
After a Change in Control
Change in Control Without Termination	—		—		$168,750	—		$1,592,355	(1)	—		$1,761,105
Termination by Buckeye without Cause	$750,000	(2)	$506,250	(3)	$168,750	$45,482	(4)	$1,592,355	(1)	$(591,496	)(5)	$2,471,341
Termination by Buckeye with Cause	—		—		$168,750	—		$1,592,355	(1)	—		$1,761,105
Termination for Good Reason by Executive	$750,000	(2)	$506,250	(3)	$168,750	$45,482	(4)	$1,592,355	(1)	$(591,496	)(5)	$2,471,341
Termination without Good Reason by Executive	—		—		$168,750	—		$1,592,355	(1)	—		$1,761,105

Sheila Jordan Cunningham Senior Vice President, General Counsel and Secretary	Cash					Perquisites/ Benefits ($)		Equity ($)		Other ($)		Total ($)
	Scheduled Severance ($)		Bonus Severance ($)		Retention Bonus ($)
After a Change in Control
Change in Control Without Termination	—		—		$108,000	—		$1,476,641	(1)	—		$1,584,641
Termination by Buckeye without Cause	$720,000	(2)	$378,000	(3)	$108,000	$45,482	(4)	$1,476,641	(1)	$(349,932	)(5)	$2,378,191
Termination by Buckeye with Cause	—		—		$108,000	—		$1,476,641	(1)	—		$1,584,641
Termination for Good Reason by Executive	$720,000	(2)	$378,000	(3)	$108,000	$45,482	(4)	$1,476,641	(1)	$(349,932	)(5)	$2,378,191
Termination without Good Reason by Executive	—		—		$108,000	—		$1,476,641	(1)	—		$1,584,641

(1)	Represents the sum of (1) the product of (a) the difference between the per share strike price of unvested options that would become vested in connection with a change in control and $37.50 and (b) the number of such unvested options, and (2) the product of the number of unvested restricted shares that would become vested in connection with a change in control multiplied by $37.50.
(2)	Represents the executive officer’s highest annual base salary received during the three years preceding July 1, 2013 multiplied by the applicable multiplier under the change in control agreement (3 years in the case of Mr. Crowe and 2 years in the case of the other executive officers).
(3)	Represents the executive officer’s target bonus for the year ended June 30, 2013 multiplied by the applicable multiplier under the change in control agreement (3 years in the case of Mr. Crowe and 2 years in the case of the other executive officers).
(4)	The value of medical benefits is estimated based on the annual premium each executive officer would be required to pay for continuing medical coverage under the provisions of our medical plan required by the Consolidated Omnibus Budget Reconciliation Act (COBRA) multiplied by the number of years such benefit would be provided under the applicable change in control agreement (3 years in the case of Mr. Crowe and 2 years in the case of the other executive officers).

(5)	Messrs. Crowe, Dean, Horne and Dowdell and Ms. Cunningham’s benefits and payments are subject to a modified cutback to eliminate any excise tax payable under section 4999 of the Code if the net-after tax amount that the executive would receive with respect to such payments or benefits does not exceed the net-after tax amount the executive would receive if the amount of such payment and benefits were reduced to the maximum amount which could otherwise be payable without the imposition of the excise tax. In respect of a termination occurring as of June 30, 2013 following a change in control, Messrs. Crowe, Dean, Horne and Dowdell and Ms. Cunningham do not receive a greater after-tax benefit without such reduction; accordingly their cash severance benefit would be reduced by the amount set forth in the table above. If instead, no cut-back had applied, Messrs. Crowe, Dean, Horne and Dowdell and Ms. Cunningham would have received total pre-tax payments of: Mr. Crowe, $13,376,435; Mr. Dean, $2,906,092; Mr. Horne, $3,285,825; Mr. Dowdell, $3,062,837; and Ms. Cunningham, $2,728,123.

Kristopher J. Matula resigned from his officer positions with Buckeye on August 7, 2012 and ceased to be an employee of Buckeye on August 31, 2012. In connection therewith, Mr. Matula received the following: (i) a lump sum payment of $970,000, (ii) full and immediate vesting of all time-vested restricted stock awarded to him under the 2007 Plan, (iii) full and immediate vesting of all options granted to him under the 2007 Plan, (iv) an extension of the exercise period on each of Mr. Matula’s vested options, including those which become vested pursuant to his separation agreement, until the earlier of (x) August 31, 2014 or (y) the original expiration date of such option, and (v) retention of the performance share awards, which were made to him in July 2010 and July 2011, and, if and to the extent Buckeye achieves its performance targets over the remaining performance period or upon an earlier change in control of Buckeye, Mr. Matula will vest and receive a pro-rated portion of such earned performance shares equal to the number of days in the relevant performance period during which he was an employee of Buckeye divided by 1096 (such distribution, if any, to be made at the same time as distributions are made to other grantees of performance shares).

The following table shows amounts due to Mr. Matula upon his termination of employment on August 31, 2013 and the additional payment he will receive in connection with the merger.

Kristopher J. Matula (1) President and Chief Operating Officer	Scheduled Severance ($)	Bonus Severance ($)	Medical/Welfare, Tax & Outplacement Benefits ($)	Acceleration of Equity Awards ($)		Total 280G Cutback ($)	Total ($)
Before Change in Control
Termination pursuant to Separation Agreement with Mr. Matula	$970,000	$0	$0	$375,053		N/A	$1,345,053
After a Change in Control
Payment due upon a change in control (additional payment only)	—	—	—	$87,675	(2)	—	$87,675

(1)	Mr. Matula resigned from the Company’s Board of Directors and from his officer positions with Buckeye on August 7, 2012 and ceased to be a Buckeye employee on August 31, 2012. In connection therewith, Mr. Matula received the following: (i) a lump sum payment of $970,000, (ii) full and immediate vesting of all time-vested restricted stock awarded to him under the 2007 Plan, (iii) full and immediate vesting of all options granted to him under the 2007 Plan, (iv) an extension of the exercise period on each of Mr. Matula’s vested options, including those which become vested pursuant to his separation agreement, until the earlier of (x) August 31, 2014 or (y) the original expiration date of such option, and (v) retention of a pro-rata portion of performance share awards, which were made to him in July 2010 and July 2011, subject to the satisfaction of the existing performance conditions.
(2)	Represents the acceleration of 2,338 performance shares issued under our Amended and Restated 2007 Omnibus Incentive Compensation Plan upon a change in control based on a price of $37.50 per share.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee for fiscal year 2013 consisted of Mr. Red Cavaney (Chairman), Mr. Shannon A. Brown, Mr. George W. Bryan, Ms. Virginia Wetherell and Mr. Lewis E. Holland, all of whom were independent directors. No executive officer as of June 30, 2013 served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee. No director who also served as an executive officer participated in deliberations regarding his own compensation.

Compensation Committee Report

Prior to completion of the merger with Georgia-Pacific, our Compensation Committee did not review and discuss the Compensation Discussion & Analysis with management. As a result of the consummation of the merger, we are a privately-held company and no longer maintain a Compensation Committee. However, John B. Crowe and Steven G. Dean, who serve as both executive officers and directors as of the date hereof, have reviewed the disclosures in this Compensation Discussion & Analysis and approved their inclusion in this Annual Report on Form 10-K.

DIRECTOR COMPENSATION

The table below sets forth the compensation of non-management directors in fiscal year 2013.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($) (3)	Total ($)
Shannon A. Brown (4)	$40,179	$50,000	—	$888	$91,067
George W. Bryan (5)	$67,495	$50,000	—	$1,325	$118,820
R. Howard Cannon (6)	$65,005	$50,000	—	$1,325	$116,330
Red Cavaney (7)	$66,500	$50,000	—	$1,325	$117,825
David B. Ferraro	$40,000	$50,000	—	$1,325	$91,325
Katherine Buckman Gibson (8)	$61,500	$50,000	—	$1,325	$112,825
Lewis E. Holland (9)	$69,500	$50,000	—	$1,325	$120,825
Virginia B. Wetherell (10)	$59,250	$50,000	—	$1,325	$110,575

(1)	While we were a publicly traded company, directors were paid according to the following fee schedule:

Types of Compensation	Amount

Board Retainer	$40,000 annually (payable in equal quarterly installments) and restricted stock having a value of $50,000 as determined by the closing trading price of the Company’s common stock on the grant date (i) on the date a person became a director if he or she became a director on a date other than the date of the annual stockholders meeting and (ii) on the date of the annual stockholders meeting, and vesting over a one year period.

Board Meeting Fees	None

Committee Meeting Fees	$1,000 per meeting

Service Fees:

Presiding Director	$10,000 annually (payable in equal quarterly installments)

Audit Committee Chair	$10,000 annually (payable in equal quarterly installments)

Audit Committee Member	$5,000 annually (payable in equal quarterly installments)

Compensation Committee Chair	$6,000 annually (payable in equal quarterly installments)

Nominating & Corporate Governance Committee Chair	$4,000 annually (payable in equal quarterly installments)

Other Committee Member	$2,500 annually (payable in equal quarterly installments)

(2)	Amounts in the Stock Awards column reflect restricted stock awards granted in 2013. The amounts are based on the grant date fair value of the awards.
(3)	Amounts in the All Other Compensation column reflect dividends paid on unvested restricted stock.
(4)	Mr. Brown earned $2,101 as a member of the Compensation Committee and $2,101 as a member of the Nominating and Corporate Governance Committee.
(5)	Mr. Bryan earned $7,500 as a member of the Compensation Committee, $13,500 as member and chair of the Nominating and Corporate Governance Committee and $6,495 as Presiding Director.
(6)	Mr. Cannon earned $12,000 as a member of the Audit Committee, $9,500 as a member of the Nominating and Corporate Governance Committee and $3,505 as Presiding Director.
(7)	Mr. Cavaney earned $12,000 as a member of the Audit Committee and $13,500 as a member and chair of the Compensation Committee.
(8)	Ms. Buckman Gibson earned $12,000 as a member of the Audit Committee and $9,500 as a member of the Nominating and Corporate Governance Committee.
(9)	Mr. Holland earned $22,000 as a member and chair of the Audit Committee and $7,500 as a member of the Compensation Committee.
(10)	Ms. Wetherell earned $2,250 as a member of the Audit Committee, $7,500 as a member of the Compensation Committee and $9,500 as a member of the Nominating and Corporate Governance Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares or our common stock that were beneficially owned as of August 22, 2013 by: (A) each person known to own more than 5% of Buckeye’s shares; (B) each director of Buckeye and each of the named executive officers, as defined in “Compensation Discussion and Analysis” above; and (C) all directors and executive officers of Buckeye as a group. The address for each of Buckeye’s directors and executive officers is Buckeye Technologies Inc. P.O. Box 80407, 1001 Tillman Street, Memphis Tennessee 38108-0407, Attention Corporate Secretary. Immediately following completion of the merger with Georgia-Pacific, all of our outstanding shares were indirectly held by Georgia-Pacific.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(A) NewSouth Capital Management Inc. (2)	3,075,644	7.8%
999 S. Shady Grove Rd., Suite 501
Memphis, Tennessee 38120
BlackRock, Inc. (3)	2,947,065	7.5%
40 East 52nd Street
New York, New York 10022
The Vanguard Group, Inc. (4)	2,692,003	6.8%
100 Vanguard Boulevard
Malvern, Pennsylvania 19355
Dimensional Fund Advisors LP (5)	2,151,998	5.5%
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746
(B) Shannon A. Brown (6)	3,290	*
George W. Bryan (7)	42,818	*
R. Howard Cannon (8)	287,448	*
Red Cavaney (9)	66,988.386	*
John B. Crowe (10)	497,809	1.3%
Sheila Jordan Cunningham (11)	132,331	*
Steven G. Dean (12)	117,663	*
Douglas L. Dowdell (13)	74,770	*
David B. Ferraro (14)	156,996	*
Katherine Buckman Gibson (15)	31,099	*
Lewis E. Holland (16)	45,318	*
Paul N. Horne (17)	71,733	*
Kristopher J. Matula (18)	14,095	*
Virginia B. Wetherell (19)	16,868	*
(C) All Directors and Executive Officers as a group (17 persons) (20)	1,759,373	4.5%

*	Less than 1% of the issued and outstanding shares of our common stock.
(1)	Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 39,471,153 shares of our common stock issued and outstanding as of August 22, 2013. Options to purchase an aggregate of 593,945 shares were outstanding as of August 22, 2013. Pursuant to the Merger Agreement, such options were cancelled at the effective time of the merger on August 23, 2013 and each former holder of any such cancelled option became entitled to receive a payment in cash (subject to any withholding or other taxes required under applicable law) of an amount equal to the product of (i) the total number of shares of our common stock subject to such option immediately prior to such cancellation and (ii) the excess, if any, of $37.50 per share over the exercise price per share subject to such option immediately prior to such cancellation. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
(2)	NewSouth Capital Management, Inc. filed a Schedule 13G/A with the SEC on February 8, 2013, reporting that it had the sole power to dispose of or direct the disposition of 3,075,644 shares, which constituted more than 5% of our common stock as of August 22, 2013.
(3)	BlackRock, Inc., filed a Schedule 13G/A with the SEC on February 8, 2013, reporting that it had the sole power to dispose of or direct the disposition of and the sole power to vote or direct the vote of 2,947,065 shares, which constituted more than 5% of our common stock as of August 22, 2013.

(4)	The Vanguard Group, Inc. filed a Schedule 13G/A with the SEC on February 11, 2013, reporting that it had the sole power to dispose of or direct the disposition of 2,636,088 shares and the shared power to dispose of or direct the disposition of 55,915 shares beneficially owned by its wholly-owned subsidiary, Vanguard Fiduciary Trust Company, which constituted more than 5% of our common stock as of August 22, 2013.
(5)	Dimensional Fund Advisors LP filed a Schedule 13G/A with the SEC on February 11, 2013, reporting that it had the sole power to dispose of or direct the disposition of 2,151,998 shares, which constituted more than 5% of our common stock as of August 22, 2013.
(6)	Includes 3,290 shares of restricted stock issued pursuant to the 2007 Omnibus Incentive Compensation Plan, or the 2007 Omnibus Plan.
(7)	Includes 10,000 shares issuable upon the exercise of options granted under our stock plan for non-employee directors; and 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan.
(8)	Includes 10,000 shares issuable upon the exercise of options granted under our stock option plan for non-employee directors; and 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan. 277,448 shares were pledged as security.
(9)	Includes 20,000 shares issuable upon the exercise of options granted under our stock option plan for non-employee directors; and 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan.
(10)	Includes 25,783 shares held in our 401(k) and retirement plans; 83,110 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 57,629 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; and 114,303 shares issuable upon the exercise of options.
(11)	Includes 13,588 shares held in our 401(k) and retirement plans; 16,313 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 9,276 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; 1,250 shares held in a managed account; 1,250 shares held by Ms. Cunningham’s spouse; and 65,735 shares issuable upon the exercise of options.
(12)	Includes 7,275 shares held in our 401(k) and retirement plans; 7,770 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 12,900 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; and 53,279 shares issuable upon the exercise of options.
(13)	Includes 28,844 shares held in our 401(k) and retirement plans; 16,178 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 12,233 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; and 10,995 shares issuable upon the exercise of options.
(14)	Includes 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan and 53,334 shares held in trust. 24,080 shares were pledged as security.
(15)	Includes 10,000 shares issuable upon the exercise of options granted under our stock plan for non-employee directors; and 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan.
(16)	Includes 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan.
(17)	Includes 1,849 shares held in our 401(k) and retirement plans; 27,308 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 9,887 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; and 10,489 shares issuable upon the exercise of options.
(18)	Includes 2,338 performance shares issued under our 2007 Omnibus Plan.
(19)	Includes 3,589 shares of restricted stock issued pursuant to our 2007 Omnibus Plan.
(20)	Includes an aggregate of 83,275 shares held in our 401(k) and retirement plans; 150,679 shares of restricted stock issued pursuant to our Restricted Stock Plan; an aggregate of 132,676 performance shares and shares of restricted stock issued under our 2007 Omnibus Plan; and 355,762 shares issuable upon exercise of options granted under the stock option plan for non-employee directors and our other stock option plans.

Equity Compensation Plan Information as of June 30, 2013

Plan Category

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($) (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by stockholders (2)	957,082	(3)	$14.98	2,448,597	(4)
Equity Compensation Plans not approved by stockholders (5)	283,086	(6)	$9.36	421,142	(7)
Total	1,240,168		$14.51	2,869,739

(1)	Excludes restricted stock.
(2)	Buckeye stockholders approved the 1995 Incentive and Non-Qualified Stock Option Plan, the 2007 Omnibus Plan, as amended and restated (the “2007 Omnibus Plan”) and the At Risk Incentive Compensation Plan.
(3)	549,743 shares were subject to outstanding options issued under the 1995 stock option plan and the 2007 Omnibus Plan and 407,339 restricted stock shares are outstanding under the 2007 Omnibus Plan.
(4)	Shares reserved for issuances under the 2007 Omnibus Plan.
(5)	The Formula Plan and the Restricted Stock Plan were approved by the unaffected members of the Board. A narrative description of the material terms of Buckeye’s Formula Plan appears under “Amended and Restated Formula Plan for Non-Employee Directors” below. A narrative description of the material terms of Buckeye’s Restricted Stock Plan appear under Item 11.
(6)	50,000 shares were subject to outstanding options issued under the Formula Plan and 233,086 shares were outstanding under the Restricted Stock Plan.
(7)	Shares reserved for issuance under the Restricted Stock Plan.

Amended and Restated Formula Plan for Non-Employee Directors

Prior to May 15, 2006, non-employee directors received (i) an initial grant of an option to purchase 10,000 shares of common stock upon election or appointment to the Board if not appointed or elected at an annual meeting, and (ii) a grant of an option to purchase 10,000 shares of common stock on the date of each annual meeting at which the director was newly elected, re-elected or continued to serve on the Board. The Amended and Restated Formula Plan for Non-Employee Directors (“Formula Plan”), under which these options were granted, expired on May 15, 2006, and no additional options may be granted under the Formula Plan.

Pursuant to the Formula Plan, options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. Under the Formula Plan, each option issued on the date of an annual meeting became fully exercisable on the first anniversary of its issuance or the next regularly scheduled annual meeting of stockholders, whichever occurred first. Each option issued on a date other than the date of an annual meeting of stockholders became fully exercisable on the first anniversary of its issuance. Upon the termination of a non-employee director’s tenure as a result of death or disability, all unvested options granted pursuant to the Formula Plan will vest and remain exercisable for one year. Upon the termination of a non-employee director’s tenure for any other reason, all unvested options will expire immediately and vested options will expire 90 days after the date of termination.

Effective August 8, 2006, to replace the benefits that had been granted under the Formula Plan, the Non-Employee Directors Compensation Committee elected to grant each director additional cash compensation in the amount of $20,000 (i) at the time the director is appointed or elected to the Board if not appointed or elected at an annual meeting and (ii) at each annual meeting at which the director is newly elected, re-elected or continues to serve on the Board. The Board encouraged each director to invest this component of compensation in Buckeye’s common stock. Upon the approval of the 2007 Omnibus Incentive Compensation Plan at the 2007 annual meeting of stockholders, awards of stock options and restricted stock again became available for grant to the non-employee directors and the practice of paying $20,000 additional cash compensation was terminated.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 30, 2009, we adopted a Related Party Transaction Policy. A summary of the Related Party Transaction Policy is set forth below and the full text of the Policy was available at the Investors tab on our web site at www.bkitech.com prior to completion of the merger with Georgia-Pacific.

Except as disclosed elsewhere in this Annual Report on Form 10-K, our executive officers, directors, director nominees and greater than 5% stockholders and their immediate family members did not have significant business relationships with us in 2013 that would require disclosure under applicable SEC regulations.

A Related Party Transaction is a transaction directly or indirectly involving any Related Party (as defined below) that would be required to be disclosed under Item 404(a) of SEC Regulation S-K. Item 404(a) requires disclosure of any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any Related Party had or will have a direct or indirect material interest.

For purposes of the Related Party Transaction Policy, a “Related Party” meant:

•	Any person who is, or at any time since the beginning of our most recently completed fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

•	Any person who is known to be the beneficial owner of more than 5% of any class of our common stock;

•	Any Immediate Family Member (as defined in the Related Party Transaction Policy) of any of the foregoing persons; and

•	Any Affiliate (as defined in the Related Party Transaction Policy) of any of the foregoing persons or Immediate Family Members.

Prior to completion of the merger with Georgia-Pacific, a transaction with a Related Party that was identified in advance would be disclosed to the General Counsel for review. If the General Counsel had determined that a transaction is a Related Party Transaction subject to the Policy, she would have submitted such transaction to the Audit Committee for consideration at the next Audit Committee meeting. Any ongoing or completed Related Party Transaction that was not approved by the Audit Committee would have been subject to corrective action by the Audit Committee or our Board. Prior to completion of the merger with Georgia-Pacific, in determining whether to approve a Related Party Transaction, our Audit Committee considered, among other factors, whether the terms of the transaction were fair to us and on the same basis as if it did not involve a related party, whether there are business reasons for the company to enter into the transaction, whether the transaction would impair the independence of an outside director and whether the transaction would present an improper conflict of interests for any director or executive officer.

Prior to completion of the merger with Georgia-Pacific, all of our directors other than Mr. John B. Crowe were independent under applicable NYSE listing standards.

Item 14. Principal Accountant Fees and Services

During fiscal years 2013 and 2012, Ernst & Young LLP not only acted as the independent registered public accounting firm for Buckeye and our subsidiaries (work related to auditing the annual financial statements for fiscal years 2013 and 2012 and reviewing the financial statements included in our Forms 10-Q) but also rendered other services on our behalf, including tax-related services.

During fiscal years 2013 and 2012, the Audit Committee had the sole authority to pre-approve any non-audit services to be provided by the independent registered public accounting firm. The Audit Committee approved 100% of the services reflected in the table below under audit fees, audit related fees and tax fees. Prior to completion of the merger with Georgia-Pacific, the Audit Committee considered whether the provision of permitted non-audit services is compatible with maintaining the independence of Ernst & Young LLP.

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services related to the two most recent fiscal years and for other services billed in the two most recent fiscal years.

Type of Service	2013	2012
Audit Fees (1)	$1,603,045	$1,240,068
Audit-Related Fees (2)	237,000	—
Tax Fees (3)	314,267	183,716

Total	$2,154,312	$1,423,784

(1)	“Audit Fees” consisted of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. Also includes fees for services provided in connection with other statutory or regulatory filings or engagements, such as attest service, consents and review of documents filed with the SEC.
(2)	“Audit-Related Fees” principally consisted of due diligence in connection with proposed acquisitions.
(3)	“Tax Fees” consisted of fees associated with tax compliance, including tax return preparation, and tax planning and advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

•	See Index to Consolidated Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules

•	See Index to Consolidated Financial Statements and Schedule on page F-1. All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

(3)	Listing of Exhibits. See Exhibit Index immediately following signature page to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Technologies Inc.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer
Date:	August 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Crowe
John B. Crowe, Director, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	August 29, 2013

By:	/s/ Steven G. Dean
Steven G. Dean, Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)
Date:	August 29, 2013

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation by Reference or Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company, Georgia-Pacific LLC and GP Cellulose Group LLC, dated as of April 23, 2013	Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2013

3.1	Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended December 31, 1997, filed on February 13, 1998

3.1(a)	Articles of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1(a) to Form S-4 file no. 333-59267, filed on July 16, 1998

3.1(b)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2012

3.2	Second Amended and Restated By-laws	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 25, 2012

4.1	First Amendment to the Rights Agreement	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1997, filed on September 26, 1997

4.3	Indenture for 8.5% Senior Notes due 2013, dated September 22, 2003	Exhibit 4.4 to Form S-4, file no. 333-110091, filed on October 30, 2003

4.4	First Supplemental Indenture for 8.5% Senior Notes due 2013, dated as of July 1, 2009	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2009

10.1	Amended and Restated 1995 Management Stock Option Plan	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998

10.2	Second Amended and Restated 1995 Incentive and Nonqualified Stock Option Plan for Management Employees	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed on September 25, 2000

10.3	Form of Management Stock Option Subscription Agreement	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998

10.4	Form of Stock Option Subscription Agreement	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for year ended June 30, 1998, filed on September 23, 1998

10.5	Amended and Restated Formula Plan for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000, filed on February 6, 2001

10.6	Amendment No. 1 to Timberlands Agreement dated January 1, 1999 by and Between Buckeye Florida, Limited Partnership and Foley Timber and Land Company. Certain portions of the Agreement have been omitted pursuant to an Application for Confidential Treatment dated October 30, 1995	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 1999, filed on May 12, 1999

10.7	Retirement Replacement Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on October 27, 2006

10.8	Second Amended and Restated Credit Agreement, dated October 22, 2010, among the Company, Bank of America NA, Banc of America Securities LLC, Citizens Bank of Pennsylvania, J.P. Morgan Securities LLC, Regions Capital Markets and the other lenders party thereto	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 16, 2011

10.9	Amended and Restated 2007 Omnibus Incentive Compensation Plan	Appendix A to the Company’s 2012 Proxy Statement, filed on September 20, 2012

10.10	Form of Indemnification Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2009

10.11	Form of Performance Shares Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 21, 2010

10.12	Form of Amended and Restated Change in Control Agreement for the Company’s Chief Executive Officer and Chief Operating Officer	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14030), filed on September 21, 2011

10.13	Form of Amended and Restated Change in Control Agreement for the Company’s Senior Vice Presidents	Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14030), filed on September 21, 2011

10.14	Separation Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 26, 2012

10.15	Form of Letter Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2013

EXHIBIT INDEX

(Continued)

Exhibit Numbers	Description	Incorporation by Reference or Filed Herewith
10.16	Form of Cash Bonus Letter Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2013

21.1	Subsidiaries	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

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

Our Company was built on a foundation of integrity and honesty. We take responsibility for the quality and accuracy of our financial reporting.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Director

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

Management, with the participation of our principal executive and financial officers, evaluated our internal control over financial reporting as of June 30, 2013, the end of our fiscal year. Management based its evaluation on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based upon an evaluation performed as of June 30, 2013, the Company identified material weaknesses in its internal control related to granting and reviewing user access privileges within the Company’s SAP application and over the purchasing, accounts payable, and cash disbursements processes transacted through SAP due to inadequate segregation of duties. These material weaknesses did not result in misstatements in the Company’s annual and interim financial statements. As a result of the material weaknesses, management has concluded that the Company did not maintain effective internal controls over financial reporting as of June 30, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

/s/ John B. Crowe	/s/ Steven G. Dean
John B. Crowe	Steven G. Dean
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Buckeye Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal controls over granting user access privileges within the Company’s SAP computer system and over the purchasing, accounts payable, and cash disbursements processes due to inadequate segregation of duties. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated August 29, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Buckeye Technologies Inc. has not maintained effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Memphis, Tennessee

August 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Buckeye Technologies Inc.

We have audited the accompanying consolidated balance sheets of Buckeye Technologies Inc. as of June 30, 2013 and June 30, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buckeye Technologies Inc. at June 30, 2013 and June 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye Technologies Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

August 29, 2013

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended June 30
	2013	2012	2011
Net sales	$812,450	$894,881	$880,428
Cost of goods sold	623,303	677,396	678,234

Gross margin	189,147	217,485	202,194
Selling, research and administrative expenses	56,568	46,704	51,705
Amortization of intangibles and other	2,070	2,021	1,966
Asset impairment	3,591	2,094	13,007
Goodwill impairment	—	2,425	—
Restructuring costs	9,918	234	1,082
Other operating income	(4,351)	(32)	(63)

Operating income	121,351	164,039	134,497
Other income (expense):
Interest income	160	261	80
Interest expense and amortization of debt costs	(2,029)	(760)	(8,849)
Loss on early extinguishment of debt	—	—	(3,649)
Gain on sale of assets held for sale	7,346	—	—
Foreign exchange and other	88	386	(1,506)

Income from continuing operations before income taxes	126,916	163,926	120,573
Income tax expense (benefit)	39,607	45,011	(8,233)

Income from continuing operations	87,309	118,915	128,806
Gain (loss) from discontinued operations, net of tax	1,369	(28,887)	(4,538)

Net income	$88,678	$90,028	$124,268

Earnings (loss) per share
Basic
Income from continuing operations	$2.22	$3.00	$3.20
Loss from discontinued operations	0.04	(0.74)	(0.11)

Earnings per share—basic	$2.26	$2.26	$3.09

Diluted
Income from continuing operations	$2.20	$2.98	$3.16
Loss from discontinued operations	0.03	(0.74)	(0.11)

Earnings per share—diluted	$2.23	$2.24	$3.05

Cash dividends per share	$0.35	$0.27	$0.18

See accompanying notes.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended June 30
	2013	2012	2011
Net income	$88,678	$90,028	$124,268
Other comprehensive income (loss):
Foreign currency translation adjustment	4,133	(28,325)	25,971
Postretirement obligations:
Amortization of net loss and prior service cost, net of tax	376	(91)	(89)
Prior service credit and actuarial losses on post retirement obligations, net of tax	606	(3,625)	248
Net unrealized gain (loss) from cash flow hedging instruments, net of tax	2	6	(258)

Other comprehensive income (loss):	5,117	(32,035)	25,872

Comprehensive income	$93,795	$57,993	$150,140

See accompanying notes.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$17,130	$38,284
Short-term investments	40,932	8,813
Accounts receivable – trade, net of allowance for doubtful accounts of $972 in 2013 and $595 in 2012	123,075	119,069
Accounts receivable – other	2,607	7,636
Inventories	96,821	90,183
Deferred income taxes	4,556	9,040
Prepaid expenses and other	3,399	16,657

Total current assets	288,520	289,682
Property, plant and equipment, net	551,234	492,109
Deferred income taxes	44,421	42,427
Intellectual property and other, net	11,146	13,193

Total assets	$895,321	$837,411

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$38,269	$40,600
Accrued expenses	43,664	43,135

Total current liabilities	81,933	83,735
Long-term debt	41,172	58,578
Accrued postretirement benefits	29,443	30,602
Deferred income taxes	4,399	4,930
Payable related to exchange of alternative fuel mixture credits	49,353	49,741
Other liabilities	6,328	6,789
Commitments and contingencies (Notes 22 and 23)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 43,142,770 shares issued; 38,903,102 and 38,823,455 shares outstanding at June 30, 2013 and 2012, respectively	431	431
Additional paid-in capital	48,932	47,206
Accumulated other comprehensive income	30,085	24,968
Retained earnings	674,199	599,339
Treasury shares, 3,614,754 and 3,690,682 shares at June 30, 2013 and 2012, respectively	(70,954)	(68,908)

Total stockholders’ equity	682,693	603,036

Total liabilities and stockholders’ equity	$895,321	$837,411

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury shares	Total
Balance at June 30, 2010	$431	$45,480	$31,131	$403,121	$(42,842)	$437,321

Net income	—	—	—	124,268	—	124,268
Issuance of 737,940 shares of common stock	—	(6,957)	—	—	9,782	2,825
Withholding of 43,812 shares of restricted stock for tax payments	—	586	—	—	(586)	—
Forfeiture of 2,097 shares of common stock	—	29	—	—	(29)	—
Repurchase of 400,000 shares of common stock	—	—	—	—	(9,799)	(9,799)
Stock-based compensation expense	—	3,398	—	—	—	3,398
Tax benefit from stock-based awards	—	2,687	—	—	—	2,687
Other comprehensive income	—	—	25,872	—	—	25,872
Dividends	—	—	—	(7,275)	—	(7,275)

Balance at June 30, 2011	$431	$45,223	$57,003	$520,114	$(43,474)	$579,297

Net income	—	—	—	90,028	—	90,028
Issuance of 489,545 shares of common stock	—	(6,385)	—	—	7,913	1,528
Withholding of 49,121 shares of restricted stock for tax payments	—	350	—	—	(350)	—
Forfeiture of 2,648 shares of common stock	—	81	—	—	(81)	—
Repurchase of 1,187,029 shares of common stock	—	—	—	—	(32,916)	(32,916)
Stock-based compensation expense	—	3,959	—	—	—	3,959
Tax benefit from stock-based awards	—	3,978	—	—	—	3,978
Other comprehensive loss	—	—	(32,035)	—	—	(32,035)
Dividends	—	—	—	(10,803)	—	(10,803)

Balance at June 30, 2012	$431	$47,206	$24,968	$599,339	$(68,908)	$603,036

Net income	—	—	—	88,678	—	88,678
Issuance of 458,209 shares of common stock	—	(6,247)	—	—	8,750	2,503
Withholding of 29,028 shares of restricted stock for tax payments	—	—	—	—	(887)	(887)
Forfeiture of 52,353 shares of common stock	—	654	—	—	(706)	(52)
Repurchase of 300,900 shares of common stock	—	—	—	—	(9,203)	(9,203)
Stock-based compensation expense	—	4,986	—	—	—	4,986
Tax benefit from stock-based awards	—	2,333	—	—	—	2,333
Other comprehensive income	—	—	5,117	—	—	5,117
Dividends	—	—	—	(13,818)	—	(13,818)

Balance at June 30, 2013	$431	$48,932	$30,085	$674,199	$(70,954)	$682,693

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30
	2013	2012	2011
Operating activities
Net income	$88,678	$90,028	$124,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,377	50,136	50,030
Amortization	2,691	2,641	2,629
Loss on early extinguishment of debt	—	—	3,649
Asset impairment loss	3,591	51,268	13,007
Goodwill impairment loss	—	2,425	—
Insurance settlement	(4,277)	—	—
Gain on sale of assets held for sale	(7,346)	—	—
Deferred income taxes	3,533	(14,454)	(81,565)
Payable for exchange of alternative fuel mixture credits	(388)	10,247	39,494
Provision for bad debts	663	(57)	(198)
Excess tax benefit from stock-based compensation	(2,380)	(4,062)	(2,495)
Stock-based compensation expense	5,603	4,245	4,594
Loss on disposal of equipment	1,653	1,602	1,297
Other	2,320	1,861	(492)
Changes in operating assets and liabilities:
Accounts receivable	1,052	6,548	(14,805)
Income tax receivable	(2)	—	68,356
Inventories	(6,046)	(5,119)	(13,532)
Other assets	12,074	803	122
Accounts payable and other current liabilities	(11,612)	(26,349)	17,643

Net cash provided by operating activities	136,184	171,763	212,002
Investing activities
Purchases of property, plant and equipment	(109,362)	(84,940)	(57,307)
Proceeds from sale of assets	20,116	11,760	—
Purchase of short term investments	(32,199)	(9,213)	—
Proceeds from insurance settlement related to capital investment	4,277	—	—
Other	(520)	(481)	(471)

Net cash used in investing activities	(117,688)	(82,874)	(57,778)
Financing activities
Net borrowings (payments) under revolving line of credit	(17,406)	(38,343)	(609)
Payments on long-term debt and other	—	—	(140,000)
Payments for debt issuance costs	—	—	(2,586)
Payments related to early extinguishment of debt	—	—	(1,984)
Purchase of treasury shares	(9,203)	(32,916)	(9,799)
Cash used to settle net share equity awards	(938)	(1,526)	(1,186)
Net proceeds from sale of equity interests	2,503	3,054	4,011
Excess tax benefit from stock based compensation	2,380	4,062	2,495
Payment of dividend	(13,737)	(10,756)	(7,252)

Net cash used in financing activities	(36,401)	(76,425)	(156,910)
Effect of foreign currency rate fluctuations on cash	(3,249)	(4,674)	11,059

Increase (decrease) in cash and cash equivalents	(21,154)	7,790	8,373
Cash and cash equivalents at beginning of year	38,284	30,494	22,121

Cash and cash equivalents at end of year	$17,130	$38,284	$30,494

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

Fiscal Year

Except as otherwise specified, references to a year (e.g., “2013”) refers to our fiscal year ended June 30 of that year.

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

Inventories

Inventories are valued at the lower of cost or market. The costs of manufactured cotton-based specialty fibers and costs for nonwoven raw materials are generally determined on the first-in, first-out (“FIFO”) basis. Other manufactured products and raw materials are generally valued on an average cost basis. Manufactured inventory costs include material, labor and manufacturing overhead. Slash pine timber, cotton fibers and chemicals are the principal raw materials used in the manufacture of our specialty fiber products. Fluff pulp is the principal raw material used in our nonwoven materials products. We take physical counts of inventories at least annually, and we review periodically the provision for potential losses from obsolete, excess or slow-moving inventories. The reserve for the lower of cost or market valuation was $456 on June 30, 2013 and $454 on June 30, 2012.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Cost includes the interest cost associated with significant capital additions. Interest capitalized for 2013, 2012 and 2011 was $1,646, $532 and $881, respectively. Depreciation on production machinery and equipment at the cotton cellulose and airlaid nonwovens plants is determined by the units-of-production method which is based on the expected productive hours of the assets, subject to a minimum level of depreciation. The straight-line method is used for determining depreciation on other capital assets. Depreciation under the straight-line method is computed over the following estimated useful lives: buildings—30 to 40 years; machinery and equipment—3 to 20 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used as part of continuing operations, recoverability is evaluated based on comparing the carrying amount of the long-lived asset, or asset group, to the undiscounted cash flows expected from the use and eventual disposition of the assets. If the sum of the undiscounted cash flow analysis is less than the carrying amount of the long-lived asset, or asset group, impairment exists. If impairment is determined to exist, we next measure the amount of the impairment by calculating the fair value of the long-lived asset, or asset group, and compare the result to the carrying value of the assets. The impairment that is recorded is the amount that the carrying value exceeds the fair value. Estimated fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. In 2013, we recorded an impairment charge of $3,591 on our Delta, B.C., Canada facility. In 2012, we recorded an impairment charge of $2,094 on our King, North Carolina facility. In 2011, we recorded an impairment charge of $13,007 on our Delta, B.C., Canada facility. See Note 4, Impairment of Long-Lived Assets for further discussion of the impairment charges.

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill of businesses acquired is specifically identified to the reporting units to which the businesses belong. In accordance with ASC 350 “Intangibles – Goodwill and Other”, we historically performed a goodwill impairment analysis on an annual basis, in the fourth fiscal quarter, and, if certain events or circumstances indicated that an impairment loss may have been incurred, on an interim basis. Recoverability of goodwill was determined by comparing the fair value of a reporting unit with its carrying value, including goodwill. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. During 2012, we recorded an impairment charge of $2,425. At June 30, 2013 and 2012, we have no remaining goodwill balance. No impairment of goodwill was recorded during 2011. See Note 3, Goodwill, for further discussion of goodwill and the goodwill impairment charge.

Intellectual Property and Other

At June 30, 2013 and 2012, we had intellectual property totaling $8,640 and $10,217, respectively, which includes patents, licenses, trademarks and trade names, the majority of which were obtained in the acquisition of airlaid nonwovens businesses and Stac-Pac® technology. Intellectual property is amortized by the straight-line method over 5 to 20 years and is net of accumulated amortization of $26,646 and $24,579 at June 30, 2013 and 2012, respectively. Intellectual property amortization expense of $2,070, $2,021 and $1,966 was recorded during 2013, 2012 and 2011, respectively. Estimated amortization expense for the five succeeding fiscal years follows: $2,070 in 2014, $2,063 in 2015, $1,619 in 2016, $1,413 in 2017 and $261 in 2018.

Deferred debt costs of $1,456 and $2,077 at June 30, 2013 and 2012, respectively, are amortized by the effective interest method over the life of the related debt and are net of accumulated amortization of $1,706 and $1,085 at June 30, 2013 and 2012, respectively. We recorded amortization of deferred debt costs of $621, $620 and $663 during 2013, 2012 and 2011, respectively.

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

Our derivative activity for 2013, 2012 and 2011 was not material to the consolidated financial statements.

Labor Agreements

As of June 30, 2013, we employed approximately 1,240 employees. Approximately 60% of the global workforce is covered under collective bargaining agreements. These employees are represented by unions at three plants, two in the U.S. at Perry, Florida (the “Foley Plant”) and Memphis, Tennessee and one in Steinfurt, Germany. Our Foley Plant’s labor agreement is in effect through April 1, 2016. The agreement for the Memphis Plant is in effect through March 18, 2016. The agreement for the Steinfurt Plant is in effect through August 31, 2014.

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

Research and Development Costs

Research and development costs of $7,703, $7,086, and $7,058 were charged to expense as incurred for 2013, 2012 and 2011, respectively.

Foreign Currency Translation

Management has determined that the local currency of our German, Canadian, and Brazilian subsidiaries is the functional currency, and accordingly European euro, Canadian dollar, and Brazilian real denominated balance sheet accounts are translated into United States dollars at the rate of exchange in effect at fiscal year-end. Income and expense activity for the period is translated at the average exchange rate during the period. Translation adjustments are included as a separate component of stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Foreign exchange and other” in the results of operations. Transaction gains of $163, $507 and $1,741 were recorded during 2013, 2012 and 2011, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, allowance for doubtful accounts, inventory reserves, deferred tax assets, income tax liabilities, and contingent liabilities.

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

Dividends declared per common share

On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock. The dividend is payable on September 16, 2013 to stockholders of record as of the close of business on August 16, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Treasury Shares

At June 30, 2013, a total of 7,252,029 shares have been repurchased under authorizations by our Board of Directors to repurchase up to 11,000,000 shares of our common stock. Repurchased shares, if any, are held as treasury stock and are available for general corporate purposes, including the funding of employee benefit and stock-related plans. During 2013, 2012, and 2011, we repurchased 300,900, 1,187,029 and 400,000 shares at a total cost of $9,203, $32,916 and $9,799, respectively.

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

NOTE 2: GEORGIA-PACIFIC LLC MERGER

On April 24, 2013, we and Georgia-Pacific announced that we had reached a definitive agreement for Georgia-Pacific to acquire all of the outstanding shares of our common stock for $37.50 per share in cash. On August 15, 2013, at a special stockholders’ meeting, our stockholders approved the Agreement and Plan of Merger by and among Georgia-Pacific, GP Cellulose Group LLC, and Buckeye. On August 21, 2013, the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The merger closed on August 23, 2013, upon which Buckeye became an indirect, wholly-owned subsidiary of Georgia-Pacific. We engaged Barclays Capital Inc. (“Barclays”) for the purpose of providing financial advisory services with respect to the merger. On April 23, 2013, Barclays rendered its opinion to the Board to the effect that, as of such date and based upon and subject to the qualifications, limitations and assumptions stated in its opinion, the consideration to be offered to the stockholders of Buckeye was fair, from a financial point of view, to such stockholders. As compensation for Barclays’ opinion, we paid a fee of $1,500, which is included in selling, research and administrative expenses in 2013. Upon consummation of the merger with Georgia-Pacific, we were obligated to pay Barclays, at closing, an advisory fee equal to 0.90% of the consideration paid in the merger after deducting the initial payment of $1,500. The information in these Notes to Consolidated Financial Statements is presented as of June 30, 2013, unless otherwise indicated and does not give effect to the merger with Georgia-Pacific.

NOTE 3: GOODWILL

As a result of a decision to pursue the sale of the nonwoven materials Merfin Systems converting business in King, North Carolina during 2012, the goodwill of $2,425 associated with this facility was considered impaired and was written off resulting in an impairment charge. At June 30, 2013 and 2012, there was no goodwill recorded on our consolidated balance sheet. There were no changes in the carrying amount of goodwill for 2011.

NOTE 4: IMPAIRMENT OF LONG-LIVED ASSETS

King, North Carolina facility

As a result of a decision to pursue the sale of Merfin Systems, our nonwoven materials converting business, in King, North Carolina during the quarter ended December 31, 2011, we evaluated the recoverability of the long-lived assets. Our decision was due to Merfin Systems being a non-core business and our desire to redeploy the proceeds into strategic operations. The results of the recoverability test indicated that the facility’s assets were impaired as the estimated future undiscounted cash flows were less than the carrying value. Based on this evaluation, and after reducing the value of certain other assets by $391, we determined that the long-lived assets associated with this operation, which had a carrying value of $1,434, were impaired and wrote them down to their fair value of $152, resulting in an impairment charge of $1,282. The fair value was estimated based on the value in exchange for the facility. The total loss of $1,673 was recorded in asset impairment loss on the consolidated statements of operations. On January 31, 2012, we completed the sale of Merfin Systems and received proceeds of $5,459 from the sale. As a result of the sale, we recorded additional impairment of $421 based on the negotiated purchase price. During 2013, we recorded miscellaneous income of $250 from an earn-out provision in the sale agreement that was settled during the year.

Delta, Canada facility

On June 17, 2011, we announced our decision to cease production at our Delta, B.C., Canada airlaid nonwovens facility by the end of calendar 2012. Our decision was due to several factors including unfavorable site location relative to customers and raw material suppliers, a strong Canadian dollar and low capacity utilization. We consolidated a portion of the Delta Facility’s production at our two other airlaid nonwovens facilities. We believe that this closure and consolidation of business will improve capacity utilization, profitability and return on invested capital for our Nonwovens business.

As a result of this decision, we evaluated the recoverability of the long-lived assets at the Delta facility in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”. The results of this test indicated that the Delta assets were impaired as the sum of the undiscounted cash flow analysis was less than the carrying amount of the long-lived assets. As such, the impairment test was performed to determine the estimated fair value of the long-lived assets compared to their carrying value. We engaged an independent valuation firm to assist with this impairment testing and fair value determination. The impairment recognized was the amount that the carrying value exceeded the fair value of the assets estimated as the value in exchange of the underlying asset group using market and cost valuation approaches which exceeded the operating value of the asset group. Based on this evaluation, we determined that these long-lived assets, with a carrying amount of $38,447, were impaired and wrote them down to their estimated fair value of $25,440, resulting in an impairment charge of $13,007 in 2011.

In June 2012, we entered into an agreement of purchase and sale for our Delta facility’s land and buildings. As a result of this agreement, the land and building assets of $12,374 were reclassified on the balance sheet as of June 30, 2012, to other current assets as the sale of these assets was expected to occur within the next twelve months.

The plant ceased production in November 2012, and, as a result, we reevaluated the recoverability of the long-lived assets at the Delta facility as of November 30, 2012. Based on this evaluation, which included consideration of the current market conditions and management’s plans for disposition of the assets, we determined that certain long-lived assets associated with this operation having a carrying value of $4,681 were impaired and wrote them down to their estimated value of $1,090, resulting in an impairment charge of $3,591 ($0.09 per diluted share) in 2013.

NOTE 5: RESTRUCTURING COSTS

On July 26, 2012, we announced a corporate restructuring of our executive management team in support of our previously announced decision to close or sell several underperforming or non-core assets and in conjunction with the departure of our chief operating officer. Total costs of $1,080 associated with this restructuring plan were recognized in restructuring costs in fiscal year 2013.

On January 31, 2012, we completed the sale of Merfin Systems. In conjunction with this sale, four positions were eliminated from our nonwoven materials segment. In June 2011, we announced our decision to close the Delta plant at the end of calendar 2012. The plant ceased production in November 2012, and, as a result, $8,934 ($0.23 per diluted share) in total restructuring costs were recognized in fiscal year 2013, as we reduced the carrying value of related spare parts and inventory by $2,698, recognized $5,462 in severance and employee benefit costs and recognized $774 in other miscellaneous costs, primarily related to shutting down the facility.

Included in the severance and employee benefits costs recognized in restructuring expense in 2013 were approximately $3,950 ($0.10 per diluted share) related to retention bonus payments that should have been recognized ratably over the requisite service period and would have resulted in approximately $2,600 ($0.07 per diluted share) being recognized ratably during fiscal 2012 in restructuring expense and accrued reserves. After evaluating the quantitative and qualitative aspects of the out-of-period adjustment, we determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings trends.

Restructuring expenses are included in “Restructuring costs” in our condensed consolidated statements of operations. The charges below reflect severance and employee benefits accrued over the retention period, relocation expenses and other miscellaneous expenses. Accrual balances are included in “Accrued expenses” in the balance sheet. The following table summarizes the expenses and accrual balances by reporting segment for 2013.

	Accrual Balance as of June 30, 2012	Reserve Adjustment	Impact of Foreign Currency	Payments / Impairment	Accrual Balance as of June 30, 2013	Program Charges to Date	Total Estimated Charges
2013 Restructuring Program
Severance and employee benefits	$—	$1,080	$—	$(1,080)	$—	$1,080	$1,080

Total 2013 Program	—	1,080	—	(1,080)	—	1,080	1,080

2012 Restructuring Program
Severance and employee benefits	$—	$21	$—	$(21)	$—	$130	$130
Other miscellaneous costs	117	(117)	—	—	—	8	8

Total 2012 Program	117	(96)	—	(21)	—	138	138

2011 Restructuring Program
Severance and employee benefits	—	5,462	(28)	(5,434)	—	5,462	5,602
Spare parts and inventory	57	2,698	—	(2,755)	—	2,755	2,755
Other miscellaneous costs	—	774	—	(774)	—	774	794

Total 2011 Program	57	8,934	(28)	(8,963)	—	8,991	9,151

Total All Programs	$174	$9,918	$(28)	$(10,064)	$—	$10,209	$10,369

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

Below are the amounts attributed to the Americana sale included in discontinued operations in the consolidated statements of operations.

	2013	2012	2011
Net sales	$—	$14,288	$24,845
Gross margin	$—	$(587)	$(4,424)
Impairment and restructuring charges	$—	$51,911	$—
Operating loss	$—	$(52,498)	$(4,424)
Earnings before income taxes	$—	$(52,244)	$(4,538)
Income tax benefit	$1,369	$23,357	$—
Income (loss) from discontinued operations, net of tax	$1,369	$(28,887)	$(4,538)

During 2013, we recorded an out-of-period adjustment to increase the amount of the tax benefit associated with our exit of the business in Americana, Brazil in the amount of $1,369. This amount is recorded as income from discontinued operations in the consolidated statements of operations for 2013. After evaluating the quantitative and qualitative aspects of the adjustment, we determined that our previously issued annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings trends.

NOTE 7: ALTERNATIVE FUEL MIXTURE CREDITS / CELLULOSIC BIOFUEL CREDITS

The U.S. Internal Revenue Code of 1986, as amended, permitted a refundable excise tax credit (until December 31, 2009, when the credit expired) under certain circumstances for the production and use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels (the “AFMC”) equal to $0.50 per gallon of alternative fuel contained in the mixture. We qualified for the AFMC because we produce liquid fuels derived from biomass, by-products of our wood pulping process, and utilize those fuels to power our Foley Plant. The AFMCs are subject to audit by the IRS.

On July 9, 2010, the IRS Office of Chief Counsel released legal advice concluding that black liquor sold or used before January 1, 2010 qualified for the cellulosic biofuel credit (“CBC”). Each gallon of black liquor produced and used as a fuel by us in our business operations during calendar 2009 qualified for CBC. For 2011, we recognized an income tax benefit in our consolidated statement of operations of $20,327 related to the CBC claimed for the period from January 1, 2009 to February 11, 2009 before we began mixing diesel with black liquor.

We also received Form 637 CB Registration approval during the year ended June 30, 2011, which included additional guidance on converting alternative fuel mixture credits (“AFMC”) for gallons of black liquor produced and used by us from February 12, 2009 through December 31, 2009, the time period that we mixed diesel with black liquor to claim AFMCs. Converting the AFMCs to CBC for all gallons of the black liquor mixed with diesel would produce an additional benefit of approximately $56,278. Utilization of this additional benefit is dependent on cash tax liabilities subject to annual tax credit limitations on taxable income for tax years ending June 30, 2011, through June 30, 2017, when the credit carryforward period would expire. We intend to amend our tax returns for 2009 and 2010, as necessary, to exchange the AFMC previously claimed during those years for the more advantageous CBC to the extent we believe the CBC can be utilized prior to expiration.

For 2011, we recognized $31,131 of income tax benefit in our consolidated statement of operations related to the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration. This amount was net of $1,521 of interest that was expected to be owed the U.S. government for the use of funds from the date that the AFMC refunds, expected to be exchanged for CBC, were received to July 9, 2010 when the IRS ruled that these credits could be exchanged for CBC.

For 2013 and 2012, we recognized $4,586 and $9,040, respectively, of income tax benefit in our consolidated statement of operations related to changes in our estimates of the expected incremental benefit from exchanging previously claimed AFMC for CBC based upon our expected ability to utilize the CBC prior to expiration. We will continue to evaluate our ability to utilize the CBC and will amend our tax returns for 2009 and 2010 in order to convert appropriate amounts of AFMC to CBC until such time that the statute of limitations expires for 2009 and 2010. We may recognize up to an additional $11,521 of tax benefit if future earnings forecasts project that we will be able to utilize CBC prior to the expiration of the credit carryforward period on June 30, 2017.

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

As of June 30, 2013 and June 30, 2012, we had recorded a liability of $49,352 and $61,661, respectively, related to the repayment of AFMC refunds to the U.S. government in exchange for CBC. The current portion of the liability as of June 30, 2013 and June 30, 2012 was $0 and $11,920, respectively, included in accrued expenses, and the noncurrent portion was $49,352 and $49,741, respectively. We forecast expected repayment of the liability annually in amounts needed to generate sufficient CBC to offset each respective year’s cash tax liability subject to annual tax credit limitations imposed by law. Based on our current forecasts, we anticipate the noncurrent liability to be paid during fiscal year 2015.

On August 22, 2012, the Internal Revenue Service Chief Counsel Office released legal advice concluding that no interest is due on the AFMC cash refunds in the CBC exchange. Consequently, in the fourth quarter ending June 30, 2012, we reversed our accrual of related interest in the amount of $8,093 and the related deferred tax asset in the amount of $2,928.

NOTE 8: INVENTORIES

Components of inventories

	June 30
	2013	2012
Raw materials	$26,535	$31,155
Finished goods	44,897	32,915
Storeroom and other supplies	25,389	26,113

Total inventories	$96,821	$90,183

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment

	June 30
	2013	2012
Land and land improvements	$43,158	$40,520
Buildings	150,780	131,003
Machinery and equipment	913,069	867,770
Construction in progress	69,545	77,984

Total property, plant and equipment	1,176,552	1,117,277
Accumulated depreciation	(625,318)	(625,168)

Net property, plant and equipment	$551,234	$492,109

NOTE 10: ACCRUED EXPENSES

Components of accrued expenses

	June 30
	2013	2012
Income taxes	$3,561	$5,798
Interest	609	379
Retirement plans	7,118	7,386
Salaries and incentive pay	16,033	13,680
Customer incentive programs	4,181	3,575
Vacation pay	5,194	5,102
Other	6,968	7,215

Total accrued expenses	$43,664	$43,135

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

The credit facility contains covenants customary for financing of this type. The financial covenants include: maximum total leverage ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a minimum consolidated fixed charge coverage ratio. At June 30, 2013, we were in compliance with the financial covenants under the credit facility.

Outstanding borrowings against the credit facility as of June 30, 2013 and 2012 were $41,172 and $58,578, respectively. At June 30, 2013, we had $254,855 borrowing capacity under the credit facility. The commitment fee on the unused portion of the credit facility is 0.375% per annum.

Other

Total cash interest payments for 2013, 2012 and 2011 were $2,721, $2,997 and $9,521, respectively.

NOTE 12: LEASES

We lease office and warehouse facilities and equipment under various operating leases. Operating lease expense was $2,121, $2,962 and $2,612 during 2013, 2012 and 2011, respectively. The aggregate commitments under the operating leases at June 30, 2013, were as follows: 2014—$1,651; 2015—$1,567; 2016—$749; 2017—$76; and 2018—$2.

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

As of June 30, 2013 and June 30, 2012, there were no significant financial instruments measured at fair value recorded in the consolidated balance sheet.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term debt, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The carrying value and fair value of long-term debt at June 30, 2013, were both $41,172 and at June 30, 2012, were both $58,578. The fair value of the long-term debt at June 30, 2013 and June 30, 2012 approximates the carrying amount on those dates as all outstanding borrowings are under our credit facility which has variable interest rates that re-price frequently at current market rates.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During 2013 and 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

NOTE 14: INSURANCE RECOVERIES

On June 17, 2012, our Foley Plant experienced a significant failure of a steam drum on the fluff pulp machine, causing damage to multiple drums and structural damage to the paper machine building and structure. This resulted in an unplanned, complete shutdown of the facility. On June 22, 2012, the specialty pulp production line was restarted and was operated at target rates, since optimum rates could not be achieved until the fluff pulp machine was back in operation. On July 4, 2012, the fluff pulp machine was restarted and on July 5, 2012 the Foley facility was back to full operation. We received a total of $18,923 in payments from the insurance company, which is net of our $2,000 deductible. We recognized $3,984 of the payments as an offset to cost of goods sold in 2012 and $10,662 as an offset to cost of goods sold in 2013, related to our claim for business interruption. The remaining $4,277 was recorded as a gain in other operating income in our consolidated statements of operations, as it was related to the insured value of the damaged equipment. These proceeds were used to fund capital expenditures to replace the damaged equipment.

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

NOTE 15: STOCK BASED COMPENSATION

Stock Compensation Plans

In November 2007, the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) was approved by our stockholders. The 2007 Plan authorizes the grant of restricted stock or options to purchase shares of common stock as awards. Options granted may be either “incentive stock options” as defined in Section 422 of the Code, or nonqualified stock options, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Restricted stock may be either restricted stock awards or performance awards. In November 2012, the Amended and Restated Buckeye Technologies Inc. 2007 Omnibus Incentive Compensation Plan (the “Amended Plan”) was approved by our stockholders.

The aggregate number of shares of common stock initially available for awards under the 2007 Plan was 3,500,000. The 2007 Plan provides that the number of shares available for issuance is reduced by a factor of one and three-fourths (1.75) to one for each share issued pursuant to an award of restricted stock. The Amended Plan increased the number of shares of our common stock available for issuance by 2,000,000. Additionally, each award under the Amended Plan, regardless of whether such award is restricted stock, a performance-based award, or a stock option, reduces the total shares available for issuance by one (1.00) share. The remaining shares under the 2007 Plan are now all available for restricted share (or performance-based) awards under the Amended Plan on a one-to-one ratio.

Grants under the 2007 Plan and the Amended Plan are subject to terms and conditions determined by the Compensation Committee, are generally exercisable in increments of one-third per year beginning one year from the date of grant and expire ten years from the date of grant. During 2013 there were 87,916 options and 69,113 shares of restricted stock awards and 75,826 shares of performance awards granted under the 2007 Plan. During 2012 there were 97,981 options, 75,992 shares of restricted stock awards and 47,959 shares of performance awards granted under the 2007 Plan. During 2011 there were 255,439 options, 183,328 shares of restricted stock awards and 124,405 shares of performance awards granted under the 2007 Plan. At June 30, 2013, 2,448,597 shares were available to grant under the Amended Plan.

In August 1997, the Board of Directors authorized a restricted stock plan (the “Restricted Stock Plan”) and set aside 800,000 treasury shares to fund this plan. There were 4,939, 5,271 and 6,166 shares of restricted stock awarded under this plan in 2013, 2012 and 2011, respectively. At June 30, 2013, 378,858 restricted shares had been awarded since inception of this plan. Under this plan, the vesting period is from the date of grant to the date of the recipient’s death or the recipient’s retirement from Buckeye. Based on historic experience, the forfeiture rate used for employees whose vesting period is greater than 10 years is 15% and no forfeiture rate is applied for employees whose vesting period is less than 10 years. Restricted stock under the Restricted Stock Plan is recognized as compensation expense on a straight line basis from the date of grant to the date each recipient reaches age 62.

Restricted stock and options under the Amended Plan are recognized as compensation expense on a straight-line basis over their vesting period. Stock-based compensation expense was $5,603, $4,245, and $4,594, for 2013, 2012, and 2011, respectively. Stock-based compensation is recorded in selling, research and administrative expenses in the consolidated statements of operations. Included in stock-based compensation expense for 2013, 2012 and 2011 is $617, $286 and $1,196, respectively, related to certain stock appreciation rights which are accounted for as liability awards.

Stock Options

Options granted under our plan have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of three years and have ten year contractual terms. We estimate the fair values for the options granted using a Black-Scholes option-pricing model. The expected life of the options is based on the “simplified” method, since our historic exercise experience is not a reasonable approach for determining the expected life. Expected volatility is calculated based on the historical volatility of our stock over a term approximating the expected life of the option. The risk free interest rate is the U.S. Treasury rate for the day of the grant having a term approximating the expected life of the option. The dividend yield is estimated based on our expected annual dividend payments. In 2013, 2012, and 2011 our expected annual dividend payment was $0.32, $0.24, and $0.16 per share, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted during 2013, 2012, and 2011:

	2013	2012	2011
Expected lives	6.0 years	6.0 years	6.0 years
Expected volatility	72.6%	72.9%	72.8%
Risk-free interest rate	0.75%	1.92%	2.05%
Dividend yield	1.089%	0.840%	0.154%

The following table summarizes information about our stock option plans for the years ended June 30:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	822,846	$10.55	1,096,793	$8.29	1,322,803	$8.79
Granted at market	87,916	29.39	97,981	28.49	255,439	10.39
Exercised	(308,331)	8.12	(363,054)	8.41	(424,041)	9.46
Forfeited	(2,688)	21.10	(8,874)	17.34	(7,408)	5.53
Expired	—	—	—	—	(50,000)	22.65

Outstanding at end of year	599,743	$14.51	822,846	$10.55	1,096,793	$8.29

Exercisable at end of year	380,633	$9.80	563,460	$7.58	733,009	$8.19

The total intrinsic value of options exercised during 2013, 2012 and 2011 were $6,465, $8,319 and $5,360, respectively. The fair value of options vested during 2013, 2012 and 2011 was $1,267, $846, and $962, respectively. The fair value of options nonvested at June 30, 2013, 2012 and 2011 was $3,045, $2,838 and $1,983, respectively. Using the Black-Scholes valuation method calculated under the assumptions indicated above, the weighted-average fair value of the grants was $17.13 per option in 2013, $18.37 per option in 2012, and $6.68 per option in 2011. As of June 30, 2013 the total future compensation cost related to non-vested stock option grants was $1,547 and will be recognized over a weighted average period of 1.69 years. The aggregate intrinsic value of options outstanding and of vested options outstanding, defined as the excess fair value over the exercise price of the options, at June 30, 2013 was $13,512 and $10,370, respectively. The average remaining contractual term of outstanding options at June 30, 2013 is 6.10 years.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Restricted stock with service conditions vests equally over a three-year period. In 2011 we made our first grant of market based performance shares, to our officers of Buckeye, that are tied to our three-year total shareholder return (TSR) relative to industry peers. These grants vest at the end of the three-year period depending of the attainment of the performance criteria. If the minimum performance criteria are not met, the shares will be forfeited.

Restricted stock may be voted by the recipient; however, the restricted stock may not be sold, pledged, or otherwise transferred before it is vested. Our restricted stock carries dividend rights which, for restricted stock with service conditions, we pay quarterly. Dividends on performance shares are payable at the time of vest.

Under the Amended Plan, and based on historical experience, a forfeiture rate of 10% is applied to employees who are not officers of Buckeye. No forfeiture rate is applied to grants to our officers. The forfeiture rate decreases the compensation expense. The weighted-average fair value of restricted stock awards with service conditions is the closing price of the common stock on the New York Stock Exchange on the date of grant.

The fair market value of performance based shares is estimated using a multi-factor Monte Carlo simulation using actual and simulated stock prices and TSR of Buckeye and each of our peer companies. This simulation includes the expected volatility, based on the historical volatility of our stock, a risk free interest rate derived from the yield on U.S. Treasury bonds of an appropriate term and a dividend yield based on our expected annual dividend payments. The fair market value of the 2013, 2012, and 2011 grants was estimated to be $20.21 per share, $21.92 per share, and $8.28 per share, respectively.

The following table summarizes information about our restricted stock for the years ended June 30:

	2013		2012		2011
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Nonvested at beginning of year	648,872	$16.83	709,451	$8.29	581,858	$6.55
Granted at market	149,878	29.42	129,222	28.78	313,899	10.22
Vested	(105,971)	16.24	(184,422)	6.72	(184,209)	6.13
Forfeited	(52,354)	10.99	(5,379)	15.08	(2,097)	5.04

Nonvested at end of year	640,425	$16.78	648,872	$16.83	709,451	$8.29

As of June 30, 2013, the total future compensation cost related to non-vested restricted stock awards was $3,764 and will be recognized over a weighted average period of 2.19 years. The fair value of restricted stock vested during 2013, 2012, and 2011 was $1,642, $1,240, and $1,130, respectively.

NOTE 16: STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) were as follows:

	Balance as of June 30, 2013	Balance as of June 30, 2012
Foreign currency translation adjustment	$36,726	$32,593
Net prior service credit and actuarial losses on postretirement obligations, net of taxes	(6,396)	(7,378)
Net unrealized gain (loss) from cash flow hedging instruments, net of taxes	(245)	(247)

	$30,085	$24,968

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2013	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$88,678	$90,028	$124,268
Less: Distributed and undistributed income allocated to participating securities	(929)	(1,248)	(2,150)

Distributed and undistributed income available to shareholders	$87,749	$88,780	$122,118
Denominator:
Basic weighted average shares outstanding	38,876	39,276	39,526
Income per share from continuing operations	$2.22	$3.00	$3.20
Income (loss) per share from discontinued operations	0.04	(0.74)	(0.11)

Basic earnings per share	$2.26	$2.26	$3.09

	2013	2012	2011
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$88,678	$90,028	$124,268
Less: Distributed and undistributed income allocated to participating securities	(929)	(1,248)	(2,150)

Distributed and undistributed income available to shareholders	$87,749	$88,780	$122,118
Denominator:
Basic weighted average shares outstanding	38,876	39,276	39,526
Effect of dilutive stock options and non-participating securities	391	434	477

Diluted weighted average shares outstanding	39,267	39,710	40,003
Income per share from continuing operations	$2.20	$2.98	$3.16
Income (loss) per share from discontinued operations	0.03	(0.74)	(0.11)

Diluted earnings per share	$2.23	$2.24	$3.05

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because their effect would be anti-dilutive, were 172,770, 94,573, and 0 for 2013, 2012, and 2011, respectively.

NOTE 18: INCOME TAXES

The components of income from continuing operations before income taxes were taxed under the following jurisdictions:

	Year Ended June 30
	2013	2012	2011
Domestic	$126,349	$160,892	$136,583
Foreign	567	3,034	(16,010)

Income before income taxes	$126,916	$163,926	$120,573

Income tax expense (benefit):

	Year Ended June 30
	2013	2012	2011
Current tax expense:
Federal	$33,318	$49,798	$70,894
Foreign	2,868	2,577	952
State and other	2,289	5,941	4,114

Current tax expense	38,475	58,316	75,960
Deferred tax expense (benefit):
Federal	1,035	(12,124)	(83,700)
Foreign	(715)	(755)	(653)
State and other	812	(426)	160

Deferred tax expense (benefit)	1,132	(13,305)	(84,193)
Income tax expense (benefit)	$39,607	$45,011	$(8,233)

The difference between reported income tax expense (benefit) and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

	Year Ended June 30
	2013		2012		2011
Expected tax expense	$44,421	35.0%	$57,374	35.0%	$42,200	35.0%
Investment tax credit	—	—	(3,650)	(2.2)	(3,888)	(3.2)
Domestic manufacturing deduction	(4,346)	(3.4)	(4,880)	(3.0)	(4,530)	(3.8)
Effect of foreign operations	285	0.2	(32)	—	1,853	1.5
Nondeductible goodwill impairment charge	—	—	849	0.5	—	—
Cellulosic biofuel credit	(4,586)	(3.6)	(9,040)	(5.5)	(51,458)	(42.7)
Change in valuation allowances	1,293	1.0	126	0.1	4,200	3.5
State taxes and other, net	2,540	2.0	4,264	2.6	3,390	2.9

Income tax expense (benefit)	$39,607	31.2%	$45,011	27.5%	$(8,233)	(6.8)%

During 2013 and 2012, we recognized income tax benefits of $4,586 and $9,040, respectively, related to changes in our estimates of the expected incremental benefit from exchanging previously claimed alternative fuel mixture credits (“AFMC”) for cellulosic biofuel credit (“CBC”) based upon our expected ability to utilize the CBC prior to expiration. See additional discussion at Note 7, Alternative Fuel Mixture Credits / Cellulosic Biofuel Credits.

The American Recovery and Reinvestment Act of 2009 expanded the IRC Section 48 energy investment tax credit to include qualified property for facilities producing electricity using open-loop biomass. In 2012 and 2011, we recorded tax benefits relating to this tax credit of $3,650 and $3,888, respectively. In 2013 we did not record any tax benefits relating to this tax credit. We expect to realize continuing benefits from the energy investment tax credit which will reduce our effective tax rate over the next several years based on planned spending on energy projects to be placed in service at our Foley mill. We account for the investment tax credit as a reduction of federal income taxes in the year in which the credit arises by utilizing the flow-through method of accounting.

The following table summarizes the activity related to our unrecognized tax benefits:

	2013	2012	2011
Uncertain tax position balance at beginning of year	$2,707	$2,770	$2,102
Increases related to current year tax positions	—	—	668
Decreases related to settlements with taxing authorities	—	(63)	—

Uncertain tax position balance at end of year	$2,707	$2,707	$2,770

All unrecognized tax benefits would affect the effective tax rate, if recognized. The balance in unrecognized tax benefits and our related interest and penalties is $2,707 and $0 in 2013 and 2012. It is reasonably possible that the amount of the benefit with respect to certain of our tax positions will change within the next twelve months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will be material.

We file income tax returns with federal, state, local and foreign jurisdictions. As of June 30, 2013, we remained subject to examinations of our U.S. federal and state income tax returns for 2002 through 2012, Canadian income tax returns for 2004 through 2012 and German tax filings for 2008 through 2012. We are currently under a U.S. income tax audit for 2009, 2010 and 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30
	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$(49,524)	$(54,181)
Inventory	(938)	(995)
Other	(5,626)	(6,971)

Total deferred tax liabilities	(56,088)	(62,147)
Deferred tax assets:
Postretirement benefits	11,003	11,445
Cellulosic Biofuel Credit	66,778	70,359
Net operating losses	9,821	9,676
Nondeductible reserves	1,657	1,552
Credit carryforwards	8,723	12,566
Capital losses	6,362	6,910
Other	11,103	9,238

Total deferred tax assets	115,447	121,746
Valuation allowances	(14,781)	(13,062)

Deferred tax assets, net of valuation allowances	100,666	108,684

Net deferred tax asset	$44,578	$46,537

The valuation allowances at June 30, 2013 and 2012 relate specifically to net operating losses in certain state and foreign jurisdictions and capital losses in federal and state jurisdictions. Management believes it is more likely than not that the net deferred tax assets recorded at June 30, 2013 will be fully utilized after consideration of the valuation allowance recorded.

We increased our valuation allowance from $13,062 to $14,781 during 2013 principally as a result of operating losses from foreign operations. We decreased our valuation allowance from $23,806 to $13,062 during 2012 primarily as a result of the sale of our manufacturing facility in Brazil which resulted in a decrease of $17,500, net of an increase of $6,363 related to a capital loss carryover.

During 2011 we increased the valuation allowance in Brazil by $1,799 to eliminate the tax benefit of current losses. The impacts of changes to the valuation allowance in Brazil are reflected in discontinued operations in the consolidated statement of operations for all years presented.

During 2013, we recorded an increase to the valuation allowance in Canada of $2,013. Of this increase, $1,588 related to current year losses and $425 reflected currency translation adjustments. During 2012, we recorded an increase to the valuation allowance in Canada of $935. Of this increase, $651 related to current year losses and $284 reflected currency translation adjustments.

At June 30, 2013, the cellulosic biofuel credit deferred tax asset represents $63,765 noncurrent cellulosic biofuel credits receivable in exchange for AFMC less federal and state taxes payable on the additional CBC income and a current receivable of $3,013. At June 30, 2012, the cellulosic biofuel credit deferred tax asset represents $70,161 noncurrent cellulosic biofuel credits receivable in exchange for AFMC less federal and state taxes payable on the additional CBC income and a current receivable of $198.

Taxes paid (received) in 2013, 2012 and 2011 were $36,225, $35,269, and ($54,781), respectively. In 2011 we received a refund of $67,092 primarily due to AFMC.

At June 30, 2013, foreign net operating loss carryforwards total approximately $30,310 and have expiration dates from 2014 to 2033. Federal investment tax credit carryfowards of $8,723 expire in 2031 and 2032. State net operating loss carryforwards total $50,112 and expire between 2018 and 2032. State tax credit carryforwards were fully utilized during 2011. Federal capital loss carryforwards of $17,648 expire in 2017.

We have not recorded deferred income taxes on the unremitted earnings of our foreign subsidiaries, primarily the unremitted earnings of our German operations. It is not practicable to estimate the deferred income tax liability on the unremitted earnings.

NOTE 19: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We have defined contribution retirement plans covering certain U.S. employees. We contribute 1% of the employee’s gross compensation plus 0.5% for each year of service up to a maximum of 11% of the employee’s gross compensation. We match employees’ voluntary contributions to their retirement accounts up to the lesser of $2,000 per year or 2% of their eligible gross earnings. Effective July 1, 2013, the available matching contribution will increase to the lesser of $5,000 per year or 3% of eligible gross earnings. Contribution expense for the retirement plans for 2013, 2012, and 2011 was $8,418, $8,593, and $8,357, respectively.

Postretirement Healthcare Plans

We also provide medical, dental, and life insurance postretirement plans covering certain U.S. employees who meet specified age and service requirements. Certain employees who met specified age and service requirements on March 15, 1993, are covered by their previous employer and are not covered by these plans. Our current policy is to fund the cost of these benefits as payments to participants are required. We have established cost maximums to more effectively control future medical costs. Effective January 1, 2006, Medicare eligible retirees age 65 or older are no longer covered under the self-funded plan. Instead, they are provided a subsidy towards the purchase of supplemental insurance.

The components of net periodic benefit costs are as follows:

	Year Ended June 30
	2013	2012	2011
Service cost for benefits earned	$608	$465	$469
Interest cost on benefit obligation	1,098	1,281	1,262
Amortization of prior service credit	(295)	(515)	(526)
Amortization of actuarial loss	893	370	385

Total cost	$2,304	$1,601	$1,590

The following table provides a reconciliation of the changes in the plans’ benefit obligations over the two-year period ending June 30, 2013, and a statement of the plans’ funded status as of June 30, 2013 and 2012. The amount included below entitled “other plans” represents benefit obligations for certain current and former employees of one of our German subsidiaries.

	June 30
	2013	2012
Change in benefit obligation:
Obligation at beginning of year	$30,426	$25,044
Service cost	608	465
Interest cost	1,098	1,281
Participant contributions	826	777
Actuarial loss (gain)	(962)	5,753
Benefits paid	(2,861)	(2,894)

Obligation at end of year	29,135	30,426

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	2,035	2,117
Plan participant contributions	826	777
Benefits paid	(2,861)	(2,894)

Fair value of plan assets at end of year	—	—

Funded status at end of year	(29,135)	(30,426)
Other plans	(2,002)	(1,861)

Accrued postretirement benefit obligation	(31,137)	(32,287)
Less current portion included in accrued expenses	1,694	1,685

Noncurrent obligation recognized in the consolidated balance sheet	$(29,443)	$(30,602)

The accrued benefit obligation recorded on the consolidated balance sheet at June 30, 2013 and 2012, reflects the accumulated benefit obligation less any portion that is currently funded. The accumulated actuarial loss and prior service cost that had not yet been reflected in the net periodic benefit costs were included in accumulated other comprehensive income (loss) at June 30 as follows:

	June 30
	2013	2012
Prior service credit	$(60)	$235
Accumulated actuarial loss	(10,092)	(11,946)

Accumulated other comprehensive income (loss)	(10,152)	(11,711)
Tax effect	3,756	4,333

Accumulated other comprehensive income (loss), net of tax	$(6,396)	$(7,378)

The prior service credit and accumulated actuarial loss included in other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during 2014 is $13 ($8 net of tax) and $688 ($433 net of tax), respectively.

Our estimated future annual cash outflows for benefit payments are as follows: 2014—$1,694; 2015—$1,794; 2016—$1,805; 2017—$1,885; 2018—$1,999; and 2019 to 2023—$10,062. Expected employer contributions for fiscal year 2014 are approximately $1,694.

The discount rate used to determine benefit obligations was 4.30% and 3.64% at June 30, 2013 and 2012, respectively. We use currently available high quality long-term corporate bond indices to determine the appropriate discount rate. Due to the long-term nature of these indices, they have a similar maturity to our expected benefit payments.

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	2013	2012	2011
Discount rate	3.64%	5.25%	5.20%
Measurement date	June 30, 2012	June 30, 2011	June 30, 2010

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

		Specialty Fibers	Nonwoven Materials	Corporate	Total
Net sales	2013	$601,173	$228,543	$(17,266)	$812,450
	2012	686,733	239,007	(30,859)	894,881
	2011	648,487	264,931	(32,990)	880,428
Operating income (loss)	2013	131,295	21,199	(31,143)	121,351
	2012	165,441	11,735	(13,137)	164,039
	2011	147,544	13,768	(26,815)	134,497
Depreciation and amortization of intangibles	2013	31,246	13,414	3,787	48,447
	2012	31,033	16,087	3,861	50,981
	2011	30,124	15,202	3,837	49,163
Total assets	2013	571,305	147,258	176,758	895,321
	2012	487,764	182,924	166,723	837,411
	2011	517,866	239,530	112,455	869,851
Capital expenditures	2013	96,901	8,697	3,764	109,362
	2012	73,364	9,368	2,208	84,940
	2011	49,526	6,870	911	57,307

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

	Year Ended June 30
	2013	2012	2011
Chemical cellulose	38%	40%	35%
Customized fibers	15%	15%	14%
Fluff pulp	19%	18%	21%
Nonwoven materials	28%	27%	30%

Total	100%	100%	100%

We are domiciled in the United States and have manufacturing operations in the United States and Germany. The following provides a summary of net sales to unaffiliated customers based on point of origin, net sales by point of destination, long-lived assets by geographical area, and net assets by geographical area:

	Year Ended June 30
	2013		2012		2011
Net sales by point of origin:
United States	$685,981	84%	$756,222	85%	$730,309	83%
Germany	102,216	13	94,999	10	99,025	11
Other	24,253	3	43,660	5	51,094	6

Total	$812,450	100%	$894,881	100%	$880,428	100%

	Year Ended June 30
	2013		2012		2011
Net sales by point of destination:
North America	$320,316	39%	$346,849	39%	$357,464	41%
Europe	265,531	33	303,396	34	279,141	32
Asia	161,694	20	186,233	21	167,194	19
South America	8,470	1	9,945	1	12,565	1
Other	56,439	7	48,458	5	64,064	7

Total	$812,450	100%	$894,881	100%	$880,428	100%

	As of June 30
	2013	2012	2011
Long-lived assets by geographical area:
United States	$513,009	$448,247	$410,053
Germany	38,221	37,481	43,394
Canada	—	6,381	25,440
Brazil	—	—	51,580
Other	4	—	1

Total long-lived assets	$551,234	$492,109	$530,468

	As of June 30
	2013	2012	2011
Net assets by geographical area:
United States	$579,657	$489,968	$384,441
Germany	99,728	90,043	80,342
Canada	2,719	22,513	39,912
Other	589	512	529
Brazil	—	—	74,073

Total net assets	$682,693	$603,036	$579,297

NOTE 21: STATE OF FLORIDA GRANT

On August 11, 2009, we announced that we had qualified to receive up to $7,381 from the State of Florida Quick Action Closing Fund. This performance-based incentive provides up-front cash for approved economic development projects. On September 30, 2009, we received the $7,381 as an incentive to complete our Foley Energy Project which had been suspended in March 2009. We have committed to invest $32,300 on this and other related energy projects after the date of the grant, and to maintain at least 555 jobs, at a specified average wage, at our Foley Plant. We were required to make the investment by December 31, 2012, and to maintain the jobs and specified wage level through December 31, 2015. If we failed to make at least 80% of the investment or if we fall below the 555 jobs or specified wage level in any of the next six years, we would be required to repay a prorated portion of the award. In 2012 we met the investment criteria. In March 2010, Taylor County Development Authority (“TCDA”) awarded us a matching grant for $207, payable in four equal installments which were received by the end of 2013. We are amortizing the grant over the life of the equipment.

NOTE 22: COMMITMENTS

Under two separate timber contracts, which were renewed and extended in 2011, we are required to purchase certain timber from specified tracts of land that is available for harvest through 2020. The contract prices are fixed annually based on market prices. At June 30, 2013, total annual purchase obligations, as estimated based on current contract prices for the agreements noted above, were as follows: 2014—$30,348; 2015—$24,896; 2016—$24,262; 2017—$23,680; 2018—$26,085; thereafter—$42,734. Purchases under these agreements for 2013, 2012 and 2011 were $31,489, $23,789, and $14,439, respectively.

NOTE 23: CONTINGENCIES

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

We expect that, due to the nature of our operations, we will be subject to increasingly stringent environmental requirements, including standards applicable to wastewater discharges and air emissions, such as emissions of greenhouse gases, and general permitting requirements for our manufacturing facilities. We also expect that we will continue to incur substantial costs to comply with such requirements. Any failure on our part to comply with environmental laws or regulations could subject us to penalties or other sanctions that could materially affect our business, results of operations or financial condition. We cannot currently assess, however, the impact that more stringent environmental requirements may have on our operations or capital expenditure requirements. We do not anticipate that capital expenditures in connection with matters relating to environmental compliance will have a material effect on our liquidity during fiscal year 2014.

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

In August 2005 FDEP drafted a proposed renewal of the Buckeye National Pollutant Discharge Elimination System (“NPDES”) permit. The FDEP completed the required public notice, review and comment process and issued the formal Notice of Intent to Issue Permit in November 2005. The proposed permit was challenged by some members of the public. In January 2008, the pending administrative hearing was dismissed due to anticipated revisions to the permit based on additional studies and development of a total maximum daily load (“TMDL”) for the Fenholloway River. The development of the TMDL is necessary because the EPA and FDEP have listed the Fenholloway River as an impaired water (not meeting all water quality standards) under the Clean Water Act for certain pollutants. The additional studies necessary to support revisions to the permit have been completed. As a result, we filed petitions with the FDEP for the establishment of several Site-Specific Alternative Water Quality Criteria (“SSAC”) for the Fenholloway River and near shore area. The Florida Environmental Regulation Commission adopted a rule establishing a SSAC for the Fenholloway River and the FDEP approved the other SSACs. The FDEP forwarded the SSACs to the EPA in September 2010 for their required approval. We have addressed all questions raised by the EPA and the SSACs were approved by the Environmental Regulation Commission in April 2013. The revised draft NPDES permit to be issued by the FDEP will be based upon modeling performed in conjunction with the EPA and the FDEP, will address the TMDL established for the Fenholloway River by the EPA and will also contain Water Quality Based Effluent Limits based on the new SSACs and water quality standards. When the FDEP issues the revised draft permit it will be subject to public comment and opportunity for requesting an administrative hearing.

We expect to incur additional capital expenditures related to our wastewater treatment and discharge of between $75 million and $90 million over at least five years, possibly beginning as early as fiscal year 2015. The amount and timing of these capital expenditures may vary depending on a number of factors including when the final NPDES permit is issued and its final terms and conditions.

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

NOTE 24: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2013
Net sales	$196,958	$204,333	$195,562	$215,597
Gross margin	50,120	47,319	43,358	48,350
Gross margin percentage of sales	25.4%	23.2%	22.2%	22.4%
Income from discontinued operations, net of tax	—	—	1,369	—
Net income	29,491	12,909	28,262	18,016
Earnings per share—basic
Income from continuing operations	$0.75	$0.33	$0.68	$0.46
Income from discontinued operations	—	—	0.04	—

Earnings per share—basic	$0.75	$0.33	$0.72	$0.46
Earnings per share—diluted
Income from continuing operations	$0.74	$0.33	$0.68	$0.45
Income from discontinued operations	—	—	0.03	—

Earnings (loss) per share—diluted	$0.74	$0.33	$0.71	$0.45
Year ended June 30, 2012
Net sales	$231,462	$221,414	$217,065	$224,940
Gross margin	56,266	54,994	53,162	53,063
Gross margin percentage of sales	24.3%	24.8%	24.5%	23.6%
Income (loss) from discontinued operations, net of tax	584	(26,406)	(1,176)	(1,889)
Net income (loss)	41,107	(5,439)	25,845	28,515
Earnings (loss) per share—basic
Income from continuing operations	$1.03	$0.53	$0.68	$0.77
Income (loss) from discontinued operations	0.01	(0.67)	(0.03)	(0.05)

Earnings (loss) per share—basic	$1.04	$(0.14)	$0.65	$0.72
Earnings (loss) per share—diluted
Income from continuing operations	$1.02	$0.52	$0.67	$0.76
Income (loss) from discontinued operations	0.01	(0.66)	(0.03)	(0.05)

Earnings (loss) per share—diluted	$1.03	$(0.14)	$0.64	$0.71

During the first quarter of 2013, we recorded a pre-tax charge of $963 ($626 after tax) related to restructuring costs and a pre-tax charge of $196 ($125 after tax) for interest payable to the IRS related to CBC. We also realized an after tax benefit of $5,651 related to CBC. During the second quarter of 2013, we recorded $7,796 for restructuring charges, $2,890 for long-lived asset impairments, and a pre-tax charge of $45 ($29 after tax) for interest payable to the IRS related to CBC. During the third quarter of 2013, we recorded a pre-tax gain of $7,597 ($7,509 after tax) related to the sale of assets, $855 for restructuring charges, $701 for long-lived asset impairments, and a pre-tax charge of $45 ($29 after tax) for interest payable to the IRS related to CBC. During the fourth quarter of 2013, we recorded a pre-tax charge of $5,527 ($3,581 after tax) for expenses related to the Georgia-Pacific merger, a pre-tax charge of $304 ($297 after tax) for restructuring charges, a pre-tax charge of $45 ($29 after tax) for interest payable to the IRS related to CBC, and an after tax charge of $1,064 related to CBC.

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

NOTE 25: SUBSEQUENT EVENTS

On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.09 per share of common stock. The dividend is payable on September 16, 2013 to stockholders of record as of the close of business on August 16, 2013.

As a result of the closing of the merger with Georgia-Pacific on August 23, 2013, our common stock will no longer be listed on the New York Stock Exchange or any other securities exchange, and each issued and outstanding share of common stock of the Company (other than shares held in treasury by the Company or owned by any subsidiary of the Company or Georgia-Pacific or any subsidiary of Georgia-Pacific) was converted into the right to receive $37.50 per share, net to the holder in cash, without interest, subject to any withholding of taxes required by applicable law. We will file a Certification on Form 15 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to suspend our reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. We became a privately-held company as a result of the merger and do not intend to file periodic reports with the Securities and Exchange Commission in the future.

Concurrent with the closing of the merger with Georgia-Pacific on August 23, 2013, we terminated our credit facility and repaid all amounts outstanding under the credit facility, including accrued but unpaid interest.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended June 30, 2013	$595	$689	$(312	)(a)	$972

Year ended June 30, 2012	$652	$57	$(114	)(a)	$595

Year ended June 30, 2011	$850	$198	$(396	)(a)	$652

Accrual for restructuring
Year ended June 30, 2013	$174	$9,918	$(10,092	)(b)	$—

Year ended June 30, 2012	$259	$234	$(319	)(b)	$174

Year ended June 30, 2011	$313	$1,082	$(1,136	)(b)	$259

Deferred tax assets valuation allowance
Year ended June 30, 2013	$13,062	$1,293	$426	(c)	$14,781

Year ended June 30, 2012	$23,806	$7,013	$(17,757	)(d)	$13,062

Year ended June 30, 2011	$16,136	$5,999	$1,671	(e)	$23,806

(a)	Uncollectible accounts written off, net of recoveries, translation adjustments and changes in quality claims. Quality claims are recorded as reduction in sales.
(b)	Severance payments, lease cancellations, relocation expenses, impact of foreign currency exchange and miscellaneous expenses.
(c)	Impact of change in exchange rate between Canadian dollars to U.S. dollars.
(d)	Largest component of deductions is reversal of beginning of year valuation allowance of $17,500 related to discontinued operations.
(e)	Impact of change in exchange rate between Brazilian reals and Canadian dollars to U.S. dollars.